Form 10-Q
period 2024-06-30
Lineage, Inc.
filed 2024-08-21
CIK 1868159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 001-42191
___________________________________
Lineage, Inc.
(Exact name of registrant as specified in its charter)
___________________________________

Maryland	82-1271188
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

46500 Humboldt Drive, Novi, Michigan	48377
(Address of Principal Executive Offices)	(Zip Code)
(800) 678-7271
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	LINE	Nasdaq Global Select Market
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of August 15, 2024, the registrant had outstanding 227,688,745 shares of common stock.

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward looking statements as defined by the Private Securities Litigation Reform Act of 1995. In particular, statements pertaining to our business and growth strategies, investment and development activities and trends in our business, contain forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words “estimate,” “anticipate,” “expect,” “believe,” “intend,” “may,” “will,” “could,” “should,” “would,” “seek,” “position,” “support,” “drive,” “enable,” “optimistic,” “target,” “opportunity,” “approximately” or “plan,” or the negative of these words and phrases or similar words or phrases that are predictions of or indicate future events or trends and that do not relate solely to historical matters are intended to identify forward-looking statements. You can also identify forward-looking statements by discussions of strategy, plans, or intentions of management.
Forward-looking statements involve numerous risks and uncertainties, and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data, or methods that may be incorrect or imprecise and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:
•general business and economic conditions;
•continued volatility and uncertainty in the credit markets and broader financial markets, including potential fluctuations in the Consumer Price Index and changes in foreign currency exchange rates;
•other risks inherent in the real estate business, including customer defaults, potential liability relating to environmental matters, illiquidity of real estate investments and potential damages from natural disasters;
•the availability of suitable acquisitions and our ability to acquire properties or businesses on favorable terms;
•our success in implementing our business strategy and our ability to identify, underwrite, finance, consummate, integrate and manage diversifying acquisitions or investments;
•our ability to meet budgeted or stabilized returns on our development and expansion projects within expected time frames, or at all;
•our ability to manage our expanded operations, including expansion into new markets or business lines;
•our failure to realize the intended benefits from, or disruptions to our plans and operations or unknown or contingent liabilities related to, our recent and future acquisitions;
•our failure to successfully integrate and operate acquired or developed properties or businesses;
•our ability to renew significant customer contracts;
•the impact of supply chain disruptions, including the impact on labor availability, raw material availability, manufacturing and food production and transportation;
•difficulties managing an international business and acquiring or operating properties in foreign jurisdictions and unfamiliar metropolitan areas;
•changes in political conditions, geopolitical turmoil, political instability, civil disturbances, restrictive governmental actions or nationalization in the countries in which we operate;
•the degree and nature of our competition;
•our failure to generate sufficient cash flows to service our outstanding indebtedness;

•our ability to access debt and equity capital markets;
•continued increases and volatility in interest rates;
•increased power, labor or construction costs;
•changes in consumer demand or preferences for products we store in our warehouses;
•decreased storage rates or increased vacancy rates;
•labor shortages or our inability to attract and retain talent;
•changes in, or the failure or inability to comply with, government regulation;
•a failure of our information technology systems, systems conversions and integrations, cybersecurity attacks or a breach of our information security systems, networks or processes;
•our failure to maintain our status as a REIT for U.S. federal income tax purposes;
•changes in local, state, federal and international laws and regulations, including related to taxation, real estate and zoning laws, and increases in real property tax rates;
•the impact of any financial, accounting, legal or regulatory issues or litigation that may affect us; and
•additional factors discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q and “Risk Factors” in our prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended.
You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date such statements are made. While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this Quarterly report on Form 10-Q or to reflect the occurrence of unanticipated events, except as required by law. In light of these risks and uncertainties, the forward-looking events discussed in this Quarterly report on Form 10-Q might not occur as described, or at all.

Part I - Financial Information
Item 1. Financial Statements

LINEAGE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except par values)

	June 30,	December 31,
	2024	2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$73	$68
Restricted cash	3	3
Accounts receivable, net	954	913
Inventories	172	171
Prepaid expenses and other current assets	137	101
Total current assets	1,339	1,256
Non-current assets:
Property, plant, and equipment, net	10,491	10,571
Finance lease right-of-use assets, net	1,219	1,243
Operating lease right-of-use assets, net	705	724
Equity method investments	123	113
Goodwill	3,361	3,394
Other intangible assets, net	1,218	1,280
Other assets	300	290
Total assets	$18,756	$18,871
Liabilities, Redeemable Noncontrolling Interests, and Equity
Current liabilities:
Accounts payable and accrued liabilities	$1,088	$1,137
Accrued distributions	11	110
Deferred revenue	84	94
Current portion of long-term debt, net	39	24
Total current liabilities	1,222	1,365
Non-current liabilities:
Long-term finance lease obligations	1,291	1,305
Long-term operating lease obligations	677	692
Deferred income tax liability	351	370
Long-term debt, net	9,302	8,958
Other long-term liabilities	159	159
Total liabilities	13,002	12,849
Commitments and contingencies (Note 16)
Redeemable noncontrolling interests	262	349
Stockholders’ equity:
Common stock, $0.01 par value per share – 500 authorized shares; 162 issued and outstanding at June 30, 2024 and December 31, 2023	2	2
Additional paid-in capital - common stock	5,981	5,961
Series A preferred stock, $0.01 par value per share – 100 authorized shares; less than 1 issued and outstanding shares, with an aggregate liquidation preference of $1 at June 30, 2024 and December 31, 2023	1	1
Retained earnings (accumulated deficit)	(987)	(879)
Accumulated other comprehensive income (loss)	(119)	(34)
Total stockholders’ equity	4,878	5,051
Noncontrolling interests	614	622
Total equity	5,492	5,673
Total liabilities, redeemable noncontrolling interests, and equity	$18,756	$18,871
See accompanying notes to condensed consolidated financial statements.

LINEAGE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(unaudited)
Net revenues	$1,338	$1,346	$2,666	$2,679
Cost of operations	891	905	1,775	1,795
General and administrative expense	127	124	251	239
Depreciation expense	164	136	322	265
Amortization expense	55	52	108	104
Acquisition, transaction, and other expense	12	15	20	26
Restructuring, impairment, and (gain) loss on disposals	15	3	15	7
Total operating expense	1,264	1,235	2,491	2,436
Income from operations	74	111	175	243
Other income (expense):
Equity income (loss), net of tax	(1)	—	(3)	—
Gain (loss) on foreign currency transactions, net	2	(3)	(9)	(4)
Interest expense, net	(148)	(116)	(287)	(231)
Gain (loss) on extinguishment of debt	—	—	(7)	—
Total other income (expense), net	(147)	(119)	(306)	(235)
Net income (loss) before income taxes	(73)	(8)	(131)	8
Income tax expense (benefit)	7	—	(3)	(3)
Net income (loss)	(80)	(8)	(128)	11
Less: Net income (loss) attributable to noncontrolling interests	(12)	(3)	(20)	(2)
Net income (loss) attributable to Lineage, Inc.	$(68)	$(5)	$(108)	$13

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on foreign currency hedges and interest rate hedges	(13)	20	(10)	(19)
Foreign currency translation adjustments	(12)	19	(86)	49
Comprehensive income (loss)	(105)	31	(224)	41
Less: Comprehensive income (loss) attributable to noncontrolling interests	(15)	1	(31)	1
Comprehensive income (loss) attributable to Lineage, Inc.	$(90)	$30	$(193)	$40

Basic earnings (loss) per share	$(0.46)	$(0.08)	$(0.73)	$(0.04)
Diluted earnings (loss) per share	$(0.46)	$(0.08)	$(0.73)	$(0.04)

Weighted average common shares outstanding:
Basic	162	162	162	162
Diluted	162	162	162	162
See accompanying notes to condensed consolidated financial statements.

LINEAGE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY (Unaudited)
(in millions)

		Common Stock
	Redeemable noncontrolling interests	Number of shares	Amount at par value	Additional paid-in capital	Series A preferred stock	Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total equity
Balance as of December 31, 2023	$349	162	$2	$5,961	$1	$(879)	$(34)	$622	$5,673
Distributions	(1)	—	—	—	—	—	—	(12)	(12)
Stock-based compensation	—	—	—	3	—	—	—	2	5
Other comprehensive income (loss)	—	—	—	—	—	—	(63)	(8)	(71)
Redemption of redeemable noncontrolling interests	(6)	—	—	—	—	—	—	—	—
Redemption of common stock	—	—	—	(25)	—	—	—	—	(25)
Expiration of redemption option	(92)	—	—	65	—	—	—	27	92
Accretion of redeemable noncontrolling interests	6	—	—	(6)	—	—	—	—	(6)
Net income (loss)	—	—	—	—	—	(40)	—	(8)	(48)
Reallocation of noncontrolling interests	—	—	—	(7)	—	—	—	7	—
Balance as of March 31, 2024	$256	162	$2	$5,991	$1	$(919)	$(97)	$630	$5,608
Common stock issuances, net of equity raise costs	—	—	—	1	—	—	—	—	1
Distributions	—	—	—	—	—	—	—	(12)	(12)
Stock-based compensation	—	—	—	4	—	—	—	2	6
Other comprehensive income (loss)	—	—	—	—	—	—	(22)	(3)	(25)
Redeemable noncontrolling interest adjustment	4	—	—	(4)	—	—	—	—	(4)
Accretion of redeemable noncontrolling interests	2	—	—	(2)	—	—	—	—	(2)
Net income (loss)	—	—	—	—	—	(68)	—	(12)	(80)
Reallocation of noncontrolling interests	—	—	—	(9)	—	—	—	9	—
Balance as of June 30, 2024	$262	162	$2	5,981	$1	$(987)	$(119)	$614	$5,492
See accompanying notes to condensed consolidated financial statements.

LINEAGE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY (Unaudited)
(in millions)

		Common Stock
	Redeemable noncontrolling interests	Number of shares	Amount at par value	Additional paid-in capital	Series A preferred stock	Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total equity
Balance as of December 31, 2022	$298	160	$2	$5,915	$1	$(713)	$(37)	$641	$5,809
Common stock issuances, net of equity raise costs		2	—	140	—	—	—	—	140
Contributions from noncontrolling interests				3	—	—	—	2	5
Distributions	—	—	—	—	—	—	—	(12)	(12)
Stock-based compensation		—	—	3	—	—	—	2	5
Other comprehensive income (loss)	—	—	—	—	—	—	(8)	(1)	(9)
Redemption of common stock	—	—	—	(3)	—	—	—	—	(3)
Redemption of units issued as stock compensation	—	—	—	(9)	—	—	—	(1)	(10)
Redeemable noncontrolling interest adjustment	4			(4)	—	—	—	—	(4)
Accretion of redeemable noncontrolling interests	9			(9)	—	—	—	—	(9)
Net income (loss)	—	—	—	—	—	18	—	1	19
Reallocation of noncontrolling interests	—	—	—	(21)	—	—	2	19	—
Balance as of March 31, 2023	$311	162	$2	$6,015	$1	$(695)	$(43)	$651	$5,931
Common stock issuances, net of equity raise costs	—	—	—	2	—	—	—	—	2
Distributions	—	—	—	—	—	—	—	(12)	(12)
Stock-based compensation	—	—	—	4	—	—	—	2	6
Other comprehensive income (loss)	—	—	—	—	—	—	35	4	39
Accretion of redeemable noncontrolling interests	9			(9)	—	—	—	—	(9)
Net income (loss)	—	—	—	—	—	(5)	—	(3)	(8)
Reallocation of noncontrolling interests	—	—	—	(11)	—	—	—	11	—
Balance as of June 30, 2023	$320	162	$2	$6,001	$1	$(700)	$(8)	$653	$5,949
See accompanying notes to condensed consolidated financial statements

LINEAGE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Six Months Ended June 30,
	2024	2023
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$(128)	$11
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for credit losses	2	2
Impairment of long-lived and intangible assets	29	2
Gain on insurance recovery (see Note 16, Commitments and contingencies)	(23)	—
Depreciation and amortization	430	369
(Gain) loss on extinguishment of debt, net	7	—
Amortization of deferred financing costs and above/below market debt	12	11
Stock-based compensation	11	11
(Gain) loss on foreign currency transactions, net	9	4
Deferred income tax	(24)	(32)
Other operating activities	10	—
Changes in operating assets and liabilities (excluding effects of acquisitions):
Accounts receivable	(18)	13
Prepaid expenses, other assets, and other long-term liabilities	(24)	(36)
Inventories	(3)	(10)
Accounts payable and accrued liabilities and deferred revenue	(37)	(13)
Right-of-use assets and lease obligations	7	4
Net cash provided by operating activities	260	336
Cash flows from investing activities:
Acquisitions, net of cash acquired	(73)	(16)
Deposits on pending acquisitions	—	1
Purchase of property, plant, and equipment	(333)	(428)
Proceeds from sale of assets	5	9
Other investing activity	3	(20)
Net cash used in investing activities	(398)	(454)
Cash flows from financing activities:
Capital contributions, net of equity raise costs	—	142
Distributions to stockholders	(89)	—
Distributions to noncontrolling interests	(34)	(23)
Redemption of redeemable noncontrolling interests	(6)	—
Financing fees	(44)	—
Proceeds from long-term debt	2,481	—
Repayments of long-term debt and finance leases	(3,341)	(48)
Payment of deferred and contingent consideration liabilities	(16)	(33)
Borrowings on revolving line of credit	2,358	479
Repayments on revolving line of credit	(1,127)	(442)
Redemption of units issued as stock compensation	—	(10)
Redemption of common stock	(25)	(3)
Other financing activity	(13)	(8)
Net cash provided by financing activities	144	54
Impact of foreign exchange rates on cash, cash equivalents, and restricted cash	(1)	3
Net increase (decrease) in cash, cash equivalents, and restricted cash	5	(61)
Cash, cash equivalents, and restricted cash at the beginning of the period	71	202
Cash, cash equivalents, and restricted cash at the end of the period	$76	$141

LINEAGE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Six Months Ended June 30,
	2024	2023
	(unaudited)
Supplemental disclosures of cash flow information:
Cash paid for taxes	$28	$42
Cash paid for interest	$319	$283
Noncash activities:
Purchases of property, plant, and equipment in Accounts payable and accrued liabilities	$87	$58
Accrued distributions to noncontrolling interests	$11	$11
Net deferred and contingent consideration on acquisitions	$—	$3
Noncash capital contribution from noncontrolling interests	$—	$(2)

See accompanying notes to condensed consolidated financial statements.
9

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited

Table of Contents for Notes to Condensed Consolidated Financial Statements

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
(1)Significant accounting policies and practices
(a)Nature of operations
Lineage, Inc. together with its subsidiaries (individually or collectively as the context requires, the “Company”) is a global temperature-controlled warehouse real estate investment trust (“REIT”) with a modern and strategically located network of temperature-controlled warehouses. The Company offers a broad range of essential warehousing services and integrated solutions for a variety of customers with complex requirements in the food supply chain. The Company's primary business is temperature-controlled warehousing, and the Company owns and operates the majority of its facilities. The Company provides customers with storage space, as well as handling and other warehousing services. The Company may rent to a customer an entire warehouse, a set amount of reserved space in a warehouse for a set term, or non-exclusive space in a warehouse pursuant to a storage agreement. In addition, the Company operates several critical and value-add temperature-controlled business lines within its integrated solutions business, including, among others, transportation and refrigerated rail car leasing. Lineage Logistics Holdings, LLC (“LLH”) is the Company’s principal operating subsidiary. Bay Grove Management Company, LLC (“Bay Grove Management”), an affiliate of Bay Grove Capital, LLC (“Bay Grove Capital”), provides LLH operating support pursuant to an operating services agreement.
On July 26, 2024, the Company closed its initial public offering (the “IPO”) of 56,882,051 shares of its common stock at a price of $78.00 per share, with a subsequent exercise in full by the underwriters of their option to purchase from the Company an additional 8,532,307 shares of common stock that closed on July 31, 2024. Refer to Note 20, Subsequent events for a further description of the related impacts.
(b)Basis of presentation and principles of consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with the accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commissions (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements include all adjustments, which consist of normal, recurring adjustments and transactions or events discretely impacting the interim periods, considered necessary for a fair statement of the financial position, results of operations, and cash flows of the Company. Certain prior period amounts have been reclassified to conform to current period presentation. The accompanying condensed consolidated financial statements include the accounts of Lineage, Inc. consolidated with the accounts of all subsidiaries and affiliates in which the Company holds a controlling financial interest as of the financial statement date. The operating results for the interim periods ended June 30, 2024 and 2023 are not necessarily indicative of results for the full year and should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2023 included in the Company’s prospectus dated July 24, 2024, filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on July 26, 2024 (the “Prospectus”) in connection with the Company’s IPO.
The Company consolidates a voting interest entity (“VOE”) in which it has a controlling financial interest and a variable interest entity (“VIE”) if it possesses both the power to direct the activities of the VIE that most significantly affect its economic performance, and (a) is obligated to absorb the losses that could be significant to the VIE or (b) holds the right to receive benefits from the VIE that could be significant to the VIE. As of June 30, 2024, the Company did not have any VIEs.
(c)Use of estimates in preparation of financial statements
The preparation of the Company’s condensed consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the financial statement date and the reported amounts of revenues and expenses during the period. The Company bases its estimates on various factors and information which may include, but are not limited to, history and prior experience, expected future results, new related events, and economic conditions, which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
other sources. Actual results may differ from the estimates used in preparing the Company’s condensed consolidated financial statements.
(d)Recently adopted accounting pronouncements
In June 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. The amendments in this ASU clarify that a contractual restriction on sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments also clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. The ASU also requires additional disclosures surrounding equity securities subject to contractual sale restrictions. The Company adopted this ASU on January 1, 2024. The adoption of the new standard did not have a material impact on the condensed consolidated financial statements.
(e)Recently issued accounting pronouncements not yet adopted
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require that an entity disclose significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss, disclose an amount for other segment items by reportable segment and a description of the amount’s composition, and provide all annual disclosures about a reportable segment’s profit or loss and assets currently required by Accounting Standards Codification (“ASC”) 280, Segment Reporting, in interim periods. The amendments also require that an entity disclose the title and position of the CODM with an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and making resource allocation decisions. This ASU is effective for fiscal years beginning after December 15, 2023 and interim periods beginning after December 15, 2024. The Company is still evaluating the impact this guidance will have on its consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU amends existing income tax disclosure guidance, primarily requiring more detailed disclosure for income taxes paid and the effective tax rate reconciliation. This ASU is effective for fiscal years beginning after December 15, 2024. The Company is still evaluating the impact this guidance will have on its consolidated financial statements.
In March 2024, the SEC adopted new rules that will require registrants to provide certain climate-related information in their registration statements and annual reports. The rules require information about a registrant's climate-related risks that are reasonably likely to have a material impact on its business, results of operations, or financial condition. The required information about climate-related risks will also include disclosure of a registrant's greenhouse gas emissions. Additionally, the rules will require registrants to present certain climate-related financial metrics in their audited financial statements. Some portions of the new rules will be effective for annual reporting periods beginning in calendar year 2025 and some in 2026. In April 2024, the SEC voluntarily stayed the implementation of these rules, pending resolution of judicial review. The Company is currently evaluating the impact of the rule changes on its consolidated financial statements.
In March 2024, the FASB issued ASU 2024-01, Compensation — Stock Compensation (Topic 718): Scope Application of Profits Interests and Similar Awards. This ASU clarifies the application of ASC 718, Compensation — Stock Compensation, to profits interests and similar instruments by providing illustrative examples of the proper accounting for such awards. The ASU does not contain changes to the application of the previously existing accounting guidance. This ASU is effective for fiscal years beginning after December 15, 2024. The Company does not expect this ASU to have an effect on the Company’s consolidated financial statements because the Company’s accounting for profits interests and similar instruments conforms to the clarified guidance.

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
(f)Accounts receivable and Notes receivable
Accounts receivable are recorded at the invoiced amount and are stated net of estimated allowances for uncollectible balances. Notes receivable primarily consist of amounts that are due and payable related to a variety of unique Company transactions. The current portion of notes receivable is recorded in Accounts receivable, net and the non-current portion is recorded in Other assets in the condensed consolidated balance sheets. The current portion of notes receivable was $5 million and $6 million as of June 30, 2024 and December 31, 2023, respectively. The non-current portion of notes receivable was $3 million and $20 million as of June 30, 2024 and December 31, 2023, respectively. Allowances for uncollectible balances are reserved based on expected credit losses. Management exercises judgement in establishing these allowances and considers the balance outstanding and payment history. The Company writes off receivables against the allowances after all reasonable collection efforts are exhausted. The Company’s allowance for accounts receivable was $7 million as of June 30, 2024 and December 31, 2023.
(g)Investments in partially owned entities
The Company accounts for its investments in partially owned entities where the Company does not have a controlling interest but has significant influence using the equity method of accounting, under which the net income of the entity is recognized in income and presented in Equity method investments in the condensed consolidated balance sheets. Allocations of profits and losses are made per the terms of the organizational documents. The Company’s ownership percentages in such investments range from 9.0% to 50.0%.
The Company has committed to invest up to a total of $108 million in its equity method investment Emergent Cold LatAm Holdings, LLC (“LatAm”). The Company has contributed a total of $83 million to date, of which the Company invested $8 million and $13 million during the three and six months ended June 30, 2024, respectively, and $6 million and $21 million during the three and six months ended June 30, 2023, respectively. The Company has an option to purchase the remaining equity interests in LatAm during a period beginning on the third anniversary and expiring on the sixth anniversary of its initial investment date, which was July 2021.
The Company has interests in partially owned entities where the Company does not have a controlling interest or significant influence. These investments do not have readily determinable fair values, and the Company has elected the measurement alternative to measure these investments at cost less impairment, adjusted by observable price changes, with any fair value changes recognized in earnings. Refer to Note 12, Fair value measurements for additional information. As of June 30, 2024 and December 31, 2023, the carrying amount of these investments was $30 million and is presented in Other assets in the condensed consolidated balance sheets.
(2)Capital structure and noncontrolling interests
Lineage, Inc. was organized in 2017 under Maryland law by an affiliate of Bay Grove Capital and operates as a REIT for United States (U.S.) federal income tax purposes. As of June 30, 2024, all outstanding common shares of the Company were held by BG Lineage Holdings, LLC, a Delaware limited liability company (“BGLH”). The Company is the managing member of Lineage OP, LP, formerly known as Lineage OP, LLC (“Lineage OP” or the “Operating Partnership”) and owns a controlling financial interest in Lineage OP. Lineage OP holds all direct interests in LLH other than certain interests held by LLH MGMT Profits, LLC (“LLH MGMT”), LLH MGMT Profits II, LLC (“LLH MGMT II”), and BG Maverick, LLC (“BG Maverick”).
Lineage, Inc. capital structure
(a)Common Stock
As of June 30, 2024 and December 31, 2023, there were 161,749,791 and 162,017,515 common shares issued and outstanding, respectively.
During the six months ended June 30, 2024 and 2023, the Company redeemed shares of its common stock as authorized by its Board of Directors (“Board”). Any redeemed shares are constructively retired and returned to an unissued status. During the six months ended June 30, 2024, the Company redeemed a total of 254,680 shares at an average cost of $98.37 per share for a total cost of $25 million. During the six months ended

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
June 30, 2023, the Company redeemed a total of 37,037 shares at an average cost of $90.00 per share for a total cost of $3 million. During the three months ended June 30, 2024 and 2023, no shares were redeemed.
Operating Partnership capital structure
The Operating Partnership has three classes of equity: Class A, Class B, and Class C units. A summary of these ownership interests as of June 30, 2024 and December 31, 2023 is as follows:

	June 30, 2024	December 31, 2023
Class A units owned by Lineage, Inc.	161,749,791	162,017,515
Class A & B units owned by Non-Company LPs	19,709,540	18,829,959
Redeemable Class A units owned by Non-Company LPs	319,006	1,260,182
Total	181,778,337	182,107,656
Class C units are excluded from the above summary because their only claim on the underlying assets of the Operating Partnership is the distribution described below.
Noncontrolling interest in the Operating Partnership relates to the interest in the Operating Partnership owned by Non-Company LPs.
(b)Noncontrolling Interest in Operating Partnership - Class A, Class B, and Class C
As of June 30, 2024 and December 31, 2023, Non-Company LPs owned 10.8% and 10.3% of the outstanding Class A and Class B units of the Operating Partnership, respectively, excluding the redeemable Operating Partnership units described below. Class A and Class B units are both voting capital interests in the Operating Partnership and are similar to each other in all material respects, except that Class A units held by Non-Company LPs bear a Founders Equity Share (as described below) payable to Class C unit holders, whereas Class B units do not.
BG Cold, LLC (“BG Cold”), an affiliate of Bay Grove Management, holds all outstanding Class C units of the Operating Partnership. Class C units provide BG Cold the right to receive a percentage distribution (“Founders Equity Share”) upon certain distributions made to Non-Company LPs who hold Class A units of the Operating Partnership. Class C units also receive a distribution upon certain repurchases and redemptions of Class A units of the Operating Partnership held by Non-Company LPs. The calculation of the Founders Equity Share borne by Class A units in the Operating Partnership held by Non-Company LPs varies depending on the sub-class of Class A units but generally amounts to a percentage of all value appreciation over certain thresholds. On a quarterly basis, BG Cold also receives an advance distribution (“Advance Distribution”) against its future Founders Equity Share based on a formulaic amount of all capital contributed to the Operating Partnership after August 3, 2020. This Advance Distribution is an advance on the Class C Founders Equity Share to be paid upon the sale, redemption, liquidation of, or other distributions to, Class A units and would offset subsequent Class C unit Founders Equity Share distributions paid in conjunction with a hypothetical sale, redemption, liquidation, or other distribution.
BG Cold received a total of $12 million and $23 million in Advance Distributions during the three and six months ended June 30, 2024, respectively. BG Cold received a total of $12 million and $23 million in Advance Distributions for the three and six months ended June 30, 2023, respectively.
(c)Redeemable Noncontrolling Interests - Operating Partnership Units
In connection with the acquisition of Cherry Hill Joliet, LLC, 279 Marquette Drive, LLC, Joliet Cold Storage, LLC, and Bolingbrook Cold Storage, LLC (collectively, “JCS”) in 2021, the Company entered into an Equity Purchase Agreement with the sellers of JCS. Under the terms of the agreement, the sellers acquired 941,176 Class A units of the Operating Partnership, and the sellers had a one-time right as of February 1, 2024 to put all, or a portion of, the units for cash. These units were accounted for as Redeemable noncontrolling interests in the

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
condensed consolidated balance sheets and condensed consolidated statements of redeemable noncontrolling interests and equity due to the put right held by the sellers. Upon the exercise of the put right, the price to be paid for the redeemable noncontrolling interests was the current fair market value of the redeemable noncontrolling interest, subject to a minimum price (“floor”) equivalent to $97 million if the put right was exercised for all the units. Any redemption also required a distribution of any accrued but unpaid Founders Equity Share through the date of redemption, and the required accretion adjustments related to these units included the impact of the Founders Equity Share.
On February 1, 2024, one of the holders of these units elected to exercise their redemption rights for 61,593 of these units in exchange for total proceeds of $6 million. As a result of the partial redemption, BG Cold received a distribution of $1 million in respect of Founders Equity Share. The holders waived their redemption rights for their remaining 879,583 units, and the units remained outstanding, which resulted in a reclassification of the redeemable noncontrolling interest to noncontrolling interest in the Operating Partnership. The difference between the carrying value of the redeemable noncontrolling interest and the ASC 810 carrying value for the remaining noncontrolling interest was recognized in Additional paid-in capital - common stock in the condensed consolidated balance sheets and condensed consolidated statements of redeemable noncontrolling interests and equity.
LLH Capital Structure
The Operating Partnership owns all outstanding equity interests of LLH except for those held by LLH MGMT, LLH MGMT II, and BG Maverick. Certain subsidiaries of LLH have also issued equity interests to third parties. All of these equity interests are accounted for as Noncontrolling interests in the condensed consolidated balance sheets and condensed consolidated statements of redeemable noncontrolling interests and equity.
(d)Noncontrolling Interests in Other Consolidated Subsidiaries
Noncontrolling interests in Other Consolidated Subsidiaries include entities other than the Operating Partnership in which the Company has a controlling interest but which are not wholly owned by the Company. Third parties own the following interests in the below Other Consolidated Subsidiaries:

	June 30, 2024	December 31, 2023
Cool Port Oakland Holdings, LLC	13.3%	13.3%
Lineage Jiuheng Logistics (HK) Group Company Ltd.	40.0%	40.0%
Kloosterboer BLG Coldstore GmbH	49.0%	49.0%
Turvo India Pvt. Ltd.	1.0%	1.0%
In addition to the third-party interests detailed above, Noncontrolling interests in Other Consolidated Subsidiaries also include Series A Preferred shares issued by each of the Company’s REIT subsidiaries to third-party investors. Each REIT subsidiary has issued Series A Preferred shares, which are non-voting shares that have a $1,000 liquidation preference and a cumulative 12.0% per annum dividend preference. The REIT subsidiary Series A Preferred shares may be redeemed at the Company’s option for consideration equal to $1,000 plus all accrued and unpaid dividends thereon to and including the date fixed for redemption and are not convertible or exchangeable for any other property or securities of the Company.
The Company’s REIT subsidiaries had an aggregate amount of 373 Series A preferred shares held by third parties outstanding as of June 30, 2024 and December 31, 2023.
(e)Management Profits Interests Class C units
The Company grants interests in LLH MGMT and LLH MGMT II to certain members of management. LLH MGMT and LLH MGMT II hold all outstanding Class C units in LLH (“Management Profits Interests Class C units”). Management Profits Interests Class C units entitle LLH MGMT and LLH MGMT II, and, by extension,

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
certain members of management, to a formulaic amount of the profits of LLH, generally based on the growth of the Company’s share price over a certain threshold, subject to certain adjustments.
On certain occasions, the Company offers a repurchase opportunity for certain Management Profits Interests Class C units by offering cash settlement to repurchase units at their current fair market value. Certain Management Profits Interests Class C units were redeemed in exchange for a cash total of $10 million during the six months ended June 30, 2023. No such redemptions occurred during the three months ended June 30, 2023 or during the three and six months ended June 30, 2024. In the condensed consolidated balance sheets and condensed consolidated statements of redeemable noncontrolling interests and equity, the carrying value of the redeemed units is recorded as a reduction of Noncontrolling interests, while the excess of the redemption payments over the carrying value of the redeemed units is recorded as a reduction of Additional paid-in capital - common stock.
(f)Convertible Redeemable Noncontrolling Interests - Preference Shares
During the three and six months ended June 30, 2024 and June 30, 2023, the Company recorded net redeemable noncontrolling interest adjustments, representing the effect of foreign currency on the carrying amount and accrued dividends payable. As of June 30, 2024 and December 31, 2023, there were 2,214,553 Preference Shares outstanding. As of June 30, 2024 and December 31, 2023, the ending redeemable noncontrolling interest balance of $225 million and $221 million, respectively, represents the maximum redemption value of the Preference Shares.
Below is a summary of all activity for the Company’s redeemable noncontrolling interests during the six months ended June 30, 2024 and 2023, which are discussed in further detail above.

(in millions)	Redeemable Noncontrolling Interests - Operating Partnership Units	Convertible Redeemable Noncontrolling Interests - Preference Shares	Redeemable Noncontrolling Interest - Operating Subsidiaries	Total Redeemable Noncontrolling Interests
Balance as of December 31, 2023	$120	$221	$8	$349
Distributions	(1)	—	—	(1)
Redemption of redeemable noncontrolling interests	(6)	—	—	(6)
Expiration of redemption option	(92)	—	—	(92)
Accretion of redeemable noncontrolling interests	6	—	—	6
Balance as of March 31, 2024	$27	$221	$8	$256
Redeemable noncontrolling interest adjustment	—	4	—	4
Accretion of redeemable noncontrolling interests	1	—	1	2
Balance as of June 30, 2024	$28	$225	$9	$262

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited

(in millions)	Redeemable Noncontrolling Interests - Operating Partnership Units	Convertible Redeemable Noncontrolling Interests - Preference Shares	Total Redeemable Noncontrolling Interests
Balance as of December 31, 2022	$85	$213	$298
Redeemable noncontrolling interest adjustment	—	4	4
Accretion of redeemable noncontrolling interests	9	—	9
Balance as of March 31, 2023	$94	$217	$311
Accretion of redeemable noncontrolling interests	9	—	9
Balance as of June 30, 2023	$103	$217	$320
Below is a summary of all activity for the Company’s noncontrolling interests during the six months ended June 30, 2024 and 2023, which are discussed in further detail above.

(in millions)	Operating Partnership Units - Class A, B, & C	Noncontrolling Interests in Other Consolidated Subsidiaries	Management Profits Interests Class C Units	Total Noncontrolling Interests
Balance as of December 31, 2023	$598	$15	$9	$622
Distributions	(11)	(1)	—	(12)
Stock-based compensation	—	—	2	2
Other comprehensive income (loss)	(8)	—	—	(8)
Expiration of redemption option	27	—	—	27
Net income (loss)	(5)	1	(4)	(8)
Reallocation of noncontrolling interests	7	—	—	7
Balance as of March 31, 2024	$608	$15	$7	$630
Distributions	(12)	—	—	(12)
Stock-based compensation	—	—	2	2
Other comprehensive income (loss)	(3)	—	—	(3)
Net income (loss)	(8)	—	(4)	(12)
Reallocation of noncontrolling interests	9	—	—	9
Balance as of June 30, 2024	$594	$15	$5	$614

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited

(in millions)	Operating Partnership Units - Class A, B, & C	Noncontrolling Interests in Other Consolidated Subsidiaries	Management Profits Interests Class C Units	Total Noncontrolling Interests
Balance as of December 31, 2022	$608	$21	$12	$641
Contributions from noncontrolling interests	2	—	—	2
Distributions	(12)	—	—	(12)
Stock-based compensation	—	—	2	2
Other comprehensive income (loss)	(1)	—	—	(1)
Redemption of units issued as stock compensation	—	—	(1)	(1)
Net income (loss)	2	—	(1)	1
Reallocation of noncontrolling interests	19	—	—	19
Balance as of March 31, 2023	$618	$21	$12	$651
Distributions	(12)	—	—	(12)
Stock-based compensation	—	—	2	2
Other comprehensive income (loss)	4	—	—	4
Net income (loss)	—	(1)	(2)	(3)
Reallocation of noncontrolling interests	11	—	—	11
Balance as of June 30, 2023	$621	$20	$12	$653
(3)Revenue
The following table disaggregates the Company’s net revenues by major stream and reportable segment for the three months ended June 30, 2024 and 2023 and for the six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Warehousing operations	$866	$867	$1,738	$1,730
Warehouse lease revenues	69	64	136	128
Managed services	26	23	51	45
Other	5	10	10	19
Total Global Warehousing	966	964	1,935	1,922

Transportation	205	211	409	439
Food sales	60	71	108	126
Redistribution revenues	51	49	99	93
E-commerce and other	38	32	78	62
Railcar lease revenues	18	19	37	37
Total Global Integrated Solutions	372	382	731	757
Total net revenues	$1,338	$1,346	$2,666	$2,679
The Company has no material warranties or obligations for allowances, refunds, or other similar obligations. As a practical expedient, the Company does not assess whether a contract has a significant financing component, as the period between the transfer of service to the customer and the receipt of customer payment is less than a year.
As of June 30, 2024, the Company had $984 million of remaining unsatisfied performance obligations from contracts with customers subject to a non-cancellable term and within contracts that have an original expected duration exceeding

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
one year. These obligations also do not include variable consideration beyond the non-cancellable term, which, due to the inability to quantify by estimate, is fully constrained. The Company expects to recognize 20.9% of these remaining performance obligations as revenue over the next 12 months and the remaining 79.1% to be recognized over a weighted average period of 9.9 years through 2043.
Accounts receivable balances related to contracts with customers were $818 million and $805 million as of June 30, 2024 and December 31, 2023, respectively.
Deferred revenue balances related to contracts with customers were $82 million and $93 million as of June 30, 2024 and December 31, 2023, respectively. Substantially all revenue that was included in the deferred revenue balances at the beginning of 2024 has been recognized as of June 30, 2024 and represents revenue from the satisfaction of storage and handling services billed in advance.
(4)Business combinations and asset acquisitions
2024 Acquisitions
(a)Entrepôt du Nord
On February 1, 2024, the Company acquired all of the outstanding equity of Entrepôt du Nord Inc. and 2957-8002 Quebec Inc. (collectively “EDN”) through a share purchase agreement for $60 million in cash consideration. EDN owns and operates a temperature controlled warehouse facility near Montreal in Quebec, Canada. Inclusive of measurement period adjustments, the Company has preliminarily assigned the fair values of the assets acquired and liabilities assumed, including $36 million of property, plant, and equipment, $19 million of customer relationships intangible assets, $1 million of cash, $1 million of net working capital assets, $12 million of deferred tax liabilities, and $15 million of goodwill. During the three months ended June 30, 2024, the Company recorded measurement period adjustments relating to updated fair value estimates of acquired property, plant, and equipment, customer relationships intangible assets, and deferred income tax liabilities, which resulted in a $7 million decrease to goodwill.
The goodwill associated with this acquisition is primarily attributable to the strategic benefits of strengthening the Company’s warehousing network in Canada and is attributable to the Company’s Global Warehousing segment. The goodwill associated with this acquisition is not amortizable for income tax purposes. The Company’s condensed consolidated statements of operations and comprehensive income (loss), redeemable noncontrolling interests and equity, and cash flows for the three and six months ended June 30, 2024 include the results of operations for this business since the date of acquisition.
(b)Facility in Western Australia
On May 22, 2024 the Company entered into a definitive agreement to acquire a cold storage facility in Western Australia. The transaction, which is expected to close in the fourth quarter of 2024, is subject to the receipt of regulatory approvals and satisfaction of other customary closing conditions.
(c)Eurofrigor
On June 28, 2024, the Company acquired all of the outstanding equity of Eurofrigor S.r.l. Magazzini Generali (“Eurofrigor”) through a quota purchase agreement for approximately $17 million ($14 million net of cash acquired). Eurofrigor owns and operates a temperature controlled warehouse facility in Controguerra, Italy.
Updates Relating to Prior Period Acquisitions
(a)VersaCold
On August 2, 2022, the Company acquired all the outstanding equity interests of VersaCold GP Inc., 1309266 BC ULC and VersaCold Acquireco, L.P. and its subsidiaries, including the operating entity VersaCold Logistics Services, (collectively “VersaCold”). Included in cash consideration transferred was a liability assumed by the

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
Company to be paid to the Canadian Revenue Agency (“CRA”) on behalf of the sellers. The amount owed to the CRA was $32 million and $43 million as of June 30, 2024 and December 31, 2023, respectively, and is included in Accounts payable and accrued liabilities in the condensed consolidated balance sheets. The Company paid $11 million to the CRA during the three and six months ended June 30, 2024.
The initial accounting for the 2024 and four of the 2023 business combinations has been completed on a preliminary basis. The primary areas of acquisition accounting that are not yet finalized relate to the valuation of all acquired real estate assets, intangible assets, and related income tax assets and liabilities. The Company’s estimates and assumptions are subject to change during the measurement period, not to exceed one year from the acquisition date, and actual values may materially differ from the preliminary estimates.
(5)Property, plant, and equipment
Property, plant, and equipment, net consists of the following:

(in millions)	June 30, 2024	December 31, 2023	Estimated Useful Life (Years)
Buildings, building improvements, and refrigeration equipment	$8,568	$8,545	1 — 40
Land and land improvements	1,477	1,446	15 — Indefinite
Machinery and equipment	1,341	1,316	5 — 20
Railcars	540	535	7 — 50
Furniture, fixtures, and equipment	611	563	1 — 7
Gross property, plant, and equipment	12,537	12,405
Less accumulated depreciation	(2,541)	(2,266)
Construction in progress	495	432
Property, plant, and equipment, net	$10,491	$10,571
For the three and six months ended June 30, 2024, the Company recorded impairment charges of $29 million, $24 million of which was related to losses from the warehouse fire in Kennewick, Washington (refer to Note 16, Commitments and contingencies for details) and $4 million of which was related to losses on properties classified as held for sale. For the three and six months ended June 30, 2023, the Company recorded impairment charges relating to property, plant, and equipment of $1 million and $2 million, respectively. Impairment charges are included in Restructuring, impairment, and (gain) loss on disposals in the condensed consolidated statements of operations and comprehensive income (loss).

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
(6)Goodwill and other intangible assets, net
Changes in the carrying amount of goodwill for each reportable segment for the six months ended June 30, 2024 are as follows:

(in millions)	Global Warehousing	Global Integrated Solutions	Total
Balance, December 31, 2023	$2,750	$644	$3,394
Goodwill acquired[1]	22	—	22
Measurement period adjustments[1]	(7)	—	(7)
Foreign currency translation	(42)	(6)	(48)
Balance, June 30, 2024	$2,723	$638	$3,361
__________________
(1) See Note 4, Business combinations and asset acquisitions for details.
The following are the Company’s total other intangible assets as of:

	June 30, 2024			December 31, 2023
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Life (Years)
Customer relationships	$1,500	$(389)	$1,111	$1,507	$(343)	$1,164	5 - 28
In-place leases	94	(23)	71	98	(21)	77	2 - 31
Technology	32	(7)	25	32	(5)	27	10
Trade names	9	(6)	3	24	(21)	3	1 - 15
Other	20	(12)	8	20	(11)	9	4 - 17
Other intangible assets	$1,655	$(437)	$1,218	$1,681	$(401)	$1,280
During the three and six months ended June 30, 2024, the Company derecognized fully-amortized intangible assets and the associated accumulated amortization totaling $5 million and $20 million, respectively. During the three and six months ended June 30, 2023, the Company derecognized fully-amortized intangible assets and the associated accumulated amortization totaling $5 million and $7 million, respectively.
Customer relationships intangible assets acquired during the six months ended June 30, 2024 have a weighted-average amortization period of 13 years.
(7)Prepaid expenses and other current assets

(in millions)	June 30, 2024	December 31, 2023
Prepaid expenses	$81	$62
Other current assets	35	30
Deferred equity raise costs	21	9
Prepaid expenses and other current assets	$137	$101
(8)Income taxes
The Company’s provision for income taxes is based upon an estimated annual tax rate for the year applied to U.S. federal, U.S. state, and foreign income. Significant discrete items that are not consistent from period to period are recorded to Income tax expense (benefit) in the quarter in which they occur.

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
The Company’s effective tax rate for the three and six months ended June 30, 2024 was (9.6%) and 2.3%, respectively. The Company’s effective tax rate for the three and six months ended June 30, 2023 was 0.0% and (37.5%), respectively. The annual effective tax rates differ from the U.S. statutory rate primarily due to the Company operating as a real estate investment trust (REIT) for U.S. federal income tax purposes, the differences in tax rates at which foreign income is taxed, and certain nondeductible expenses, income tax credits, and changes in valuation allowance.
(9)Debt

(in millions)	June 30, 2024	December 31, 2023
Unsecured Credit Facilities	$5,811	$3,080
Unsecured Notes	1,686	1,708
Secured Debt	1,840	4,188
Other	26	33
Total debt	9,363	9,009
Less current portion long-term debt	(39)	(24)
Less deferred financing costs	(19)	(23)
Less below-market debt	(5)	(6)
Plus above-market debt	2	2
Total long-term debt, net	$9,302	$8,958
(a)Unsecured Credit Facilities
As of June 30, 2024 and December 31, 2023, the Company had an outstanding balance on Unsecured Credit Facilities of $5,811 million and $3,080 million, respectively, inclusive of the following debt instruments:
i.Credit Agreement - Revolving Credit Facility and Term Loan A
On December 22, 2020, the Company entered into a revolving credit and term loan agreement (collectively, the “Credit Agreement”) consisting of a multi-currency revolving credit facility (the “Revolving Credit Facility” or “RCF”) and a U.S. dollar (“USD”) denominated term loan (the “Term Loan A” or “TLA”) with various lenders. The Revolving Credit Facility and Term Loan A had an original maturity of December 22, 2024 and December 22, 2025, respectively. The Credit Agreement became unsecured with an amendment on August 20, 2021.
Effective February 15, 2024, the Company amended and restated the Credit Agreement, increasing the Company’s borrowing capacity under the existing Revolving Credit Facility from $2,625 million to $3,500 million. The amendment also resulted in a pay down of $875 million on the Term Loan A using funds available on the Revolving Credit Facility. After the amendment, the remaining outstanding balance on the Term Loan A is $1,000 million. Additionally, the amendment gives the Company the right to increase the size of the existing Term Loan A, add one or more incremental term loans, and/or increase commitments under the Revolving Credit Facility, up to $500 million, which would increase the total aggregate commitment amount of the existing Credit Agreement to $5,000 million. The amended maturity dates for the Revolving Credit Facility and Term Loan A are February 15, 2028 and February 15, 2029, respectively. Under the terms of the Credit Agreement, the Revolving Credit Facility may be extended through two six-month extension options that can be exercised if certain conditions are met.
In connection with the February 2024 refinancing of the Credit Agreement, the Company incurred total fees and expenses of $34 million, of which $31 million was capitalized as deferred financing costs, $2 million was recognized as an immediate loss on extinguishment of debt, and $1 million was recognized in General and administrative expense as third-party costs related to a debt modification. Of the capitalized $31 million in deferred financing costs, $26 million related to the Revolving Credit Facility and $5 million related to the Term Loan A, which are presented in Other assets and Long-term debt, net, respectively, in the condensed consolidated balance sheets. In addition, the Company

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
recognized an additional $5 million in loss on extinguishment of debt related to unamortized deferred financing costs for the portions of the Credit Agreement determined to be extinguished.
The following table provides the details of the Credit Agreement:

	June 30, 2024			December 31, 2023
(in millions)	Contractual Interest Rate (1)	Borrowing Currency	Carrying Amount (USD)	Contractual Interest Rate (1)	Borrowing Currency	Carrying Amount (USD)
Term Loan A
USD	SOFR+1.60%	1,000	$1,000	SOFR+1.60%	1,875	$1,875
Revolving Credit Facility
USD	SOFR+1.60%	1,475	1,475	SOFR+1.60%	315	315
CAD	CDOR+1.60%	442	323	CDOR+1.60%	448	338
EUR	EURIBOR+1.60%	227	243	EURIBOR+1.60%	349	238
AUD	BBSW+1.60%	363	242	BBSW+1.60%	175	193
DKK	CIBOR+1.60%	487	70	CIBOR+1.60%	498	74
NZD	BKBM+1.60%	85	52	BKBM+1.60%	62	39
NOK	NIBOR+1.60%	65	6	NIBOR+1.60%	86	8
Total Revolving Credit Facility			$2,411			$1,205
1SOFR = for purpose of the above instruments, the term “SOFR” refers to the Term Secured Overnight Financing Rate plus 0.1% (or “Adjusted Term SOFR”), CDOR = Canadian Dollar Offered Rate, BBSW = Bank Bill Swap Rate, EURIBOR = Euro Interbank Offered Rate, CIBOR = Copenhagen Interbank Offered Rate, NIBOR = Norwegian Interbank Offered Rate, BKBM = Bank Bill Reference Rate

There were $67 million in letters of credit issued on the Company’s Revolving Credit Facility as of June 30, 2024 and December 31, 2023. Under the Credit Agreement, the Company has the ability to issue up to $100 million as letters of credit.
On June 25, 2024, the Company amended the Credit Agreement to include two new syndicate lenders. Apart from the addition of these lenders, there were no significant changes to the total loan amounts, terms, or conditions of the Credit Agreement.
ii.Delayed-draw term loan facility
On February 15, 2024, the Company entered into an unsecured delayed-draw term loan facility (“DDTL”) with a borrowing capacity of up to $2,400 million. The involved parties, in addition to the Company, included a syndicate of banks, financial institutions, and other entities, with notable participants being JPMorgan Chase Bank, N.A. (“JPMorgan”) also acting as the administrative agent, and Wells Fargo Securities LLC also acting as a syndication agent. Under this facility, the full commitment was available for borrowing in a single drawing during the period commencing on the closing date and ending on May 10, 2024. In addition, the Company has the right to increase the size of the DDTL, up to $500 million, which would increase the total aggregate commitment amount to $2,900 million.
On April 9, 2024, the Company drew $2,400 million under the DDTL.
The DDTL matures on February 14, 2025. The DDTL may be extended through a twelve-month extension option that can be exercised if certain conditions are met and an extension fee of 0.3% is paid.
The agreement permits prepayments of principal, in whole or in part, at any time, without premium or penalty. There are also additional instances outlined that would trigger a mandatory principal prepayment under specified events. The Company is required to prepay the principal using the entire aggregate net cash proceeds from any issuance or offering of common or preferred equity securities through an underwritten public offering in which the equity interests of the

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
Company are listed on a nationally-recognized stock exchange or a generally offered equity raise, or other specified events which had not occurred as of June 30, 2024.
On or before December 31, 2024, the Company must repay outstanding DDTL balances in an amount equal to at least 20.0% of the aggregate principal amount borrowed on the initial funding date.
Term loan borrowings under the DDTL facility will bear interest at a rate per annum equal to Term SOFR plus 0.1% (or “Adjusted Term SOFR”), plus the applicable margin ranging from 1.6% to 2.2% based on the Company’s total leverage ratio. Based on the Company’s existing total leverage ratio, the interest rate expected to be in effect for the Company’s prospective DDTL borrowing is Adjusted Term SOFR plus 1.6%. Interest is payable in arrears on a quarterly basis. In addition, the DDTL facility is subject to a commitment fee of 0.2% on the average daily unused amount of the facility commitment.
In connection with the execution of the DDTL, the Company incurred and capitalized fees and expenses of $9 million as deferred financing costs. The DDTL capitalized deferred financing costs are presented in Other assets in the condensed consolidated balance sheets.
(b)Unsecured Notes
As of June 30, 2024 and December 31, 2023, the total balance of $1,686 million and $1,708 million, respectively, was comprised of a series of USD, Euro (“EUR”), and Great British pound (“GBP”) private placement financing instruments that are fixed-rate guaranteed, unsecured senior notes. The notes bear interest at rates between 0.89% and 3.74% and have maturities between August 2026 and August 2032.
(c)Secured Debt
As of June 30, 2024, the total balance of $1,840 million was comprised of an adjustable rate multi-property loan agreement (“CMBS 5”) in the amount of $1,298 million (due in November 2024 with a one-year extension option), three secured promissory notes with MetLife Real Estate Lending LLC (the “Metlife Real Estate Notes”) totaling $473 million (due in 2026, 2028, and 2029), and $69 million of other fixed-rate real estate and equipment secured financing agreements with various lenders maturing between 2024 and 2044. As of December 31, 2023, the total balance of $4,188 million was comprised of an adjustable rate multi-property loan agreement (“CMBS 4”) in the amount of $2,344 million, CMBS 5 loan in the amount of $1,298 million, the MetLife Real Estate Notes totaling $470 million, and $76 million of other fixed-rate real estate and equipment secured financing agreements with various lenders maturing between 2024 and 2044. During 2024, the Company had the following secured debt pay down and refinancing arrangements:
i.Adjustable rate multi-property loan (CMBS 4)
On May 9, 2019, the Company entered into CMBS 4 with Column Financial, Inc., Bank of America, N.A., and Morgan Stanley Bank, N.A. in the aggregate amount of $2,350 million.
On April 9, 2024, the Company fully paid the remaining outstanding CMBS 4 principal balance of $2,344 million, along with $14 million in accrued interest and fees.
ii.MetLife Real Estate Lending LLC - Cool Port Oakland
On March 25, 2019, the Company entered into a loan agreement with MetLife Real Estate Lending LLC in the amount of $81 million.
On February 6, 2024, the Company entered into a new $81 million loan agreement with MetLife Real Estate Lending LLC, designed as a refinancing arrangement, with a maturity date of March 5, 2029. This agreement enabled the company to fully pay the outstanding balloon payment of $77 million associated with the previous loan due to mature in March 2024. After the repayment, debt issuance fees, and other closing costs, the Company received net cash proceeds

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
of $4 million. The loan bears interest at SOFR plus a spread of 1.8% per annum. In addition, the agreement mandates monthly interest-only payments with a balloon repayment of the outstanding principal amount due upon maturity.
As a result of the financing, the Company capitalized $1 million of incurred fees and expenses as deferred financing costs.
(d)Other Debt
As of June 30, 2024 and December 31, 2023, the total balance of $26 million and $33 million, respectively, was primarily comprised of euro denominated unsecured term loans the Company assumed as part of Transportes Fuentes Group acquisition.
(e)Deferred financing costs
During the three and six months ended June 30, 2024, the Company recognized amortization of deferred financing costs recorded to Interest expense, net of $6 million and $11 million, respectively. During the three and six months ended June 30, 2023, the Company recognized amortization of deferred financing costs recorded to Interest expense, net of $5 million and $10 million, respectively.
As of June 30, 2024 and December 31, 2023, the amount of unamortized deferred financing costs in Long-term debt, net within the condensed consolidated balance sheets was $19 million and $23 million, respectively. As of June 30, 2024 and December 31, 2023, the amount of unamortized deferred financing costs in Other assets in the condensed consolidated balance sheets was $37 million and $9 million, respectively.
(f)Collateral
CMBS 5 is secured by certain assets in which the lender has been granted a security interest pursuant to the loan documents. Other than the unsecured loan agreements noted above, all other debt instruments are secured by various other assets specific to the underlying agreement.
(10)Derivative instruments and hedging activities
(a)Risk management objective of using derivatives
The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, foreign currency, liquidity, and credit risk, primarily by managing the amount, sources, and duration of its assets and liabilities and with the use of derivative financial instruments.
(b)Cash flow hedges of interest rate and foreign currency risk
The Company’s objectives in using interest rate derivatives are to manage its exposure to interest rate movements and to mitigate the potential volatility to interest expense. To accomplish this objective, the Company primarily uses interest rate swaps and caps as part of its interest rate risk management strategy. Interest rate swaps involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate caps involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for a premium. The Company’s designated interest rate swaps and caps hedge variable-rate interest payments using a first payments approach. The first payments approach allows an entity to hedge interest payments on a designated principal amount, rather than a specific, named debt issuance. Refer to Note 9, Debt for additional information.
In addition, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future cash amounts due to changes in foreign currency rates.

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
(c)Designated hedges
As of June 30, 2024, the Company had the following outstanding interest rate and foreign currency derivatives that were designated as cash flow hedging instruments:

	Number of Instruments		Notional (in millions)
Interest rate derivatives:
Interest rate swap	2	USD	1,000
Interest rate cap	3	USD	1,500
Total	5	USD	2,500

(in millions)		Buy Notional		Sell Notional
Foreign currency derivatives:
Buy EUR/Sell GBP forward	EUR	24	GBP	21
Buy USD/Sell GBP forward	USD	5	GBP	4
The tables below presents the effect of the Company’s derivatives that are designated as hedging instruments on the accompanying condensed consolidated statements of operations and comprehensive income (loss) (in millions).

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives		Location of Gain (Loss) Reclassified from Accumulated OCI into Earnings	Amount of Gain (Loss) Reclassified from Accumulated OCI into Earnings
	Three Months Ended June 30,			Three Months Ended June 30,
	2024	2023		2024	2023
Included in effectiveness testing:
Interest rate contracts	$11	$54	Interest expense, net	$25	$30
Foreign exchange contracts	(1)	—	Gain (loss) on foreign currency transactions, net	(2)	—
Excluded from effectiveness testing and recognized in earnings based on an amortization approach:
Interest rate contracts	—	(4)	Interest expense, net	—	(1)
Total	$10	$50		$23	$29

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives		Amount of Gain (Loss) Reclassified from Accumulated OCI into Earnings	Amount of Gain (Loss) Reclassified from Accumulated OCI into Earnings
	Six Months Ended June 30,			Six Months Ended June 30,
	2024	2023		2024	2023
Included in effectiveness testing:
Interest rate contracts	$43	$39	Interest expense, net	$51	$55
Foreign exchange contracts	(1)	(1)	Gain (loss) on foreign currency transactions, net	(1)	—
Excluded from effectiveness testing and recognized in earnings based on an amortization approach:
Interest rate contracts	(3)	(4)	Interest expense, net	(1)	(1)
Total	$39	$34		$49	$54
The estimated net amount of existing gains (losses) that are reported in Accumulated other comprehensive income (loss) as of June 30, 2024 that is expected to be reclassified into earnings within the next 12 months is $88 million.
(d)Non-designated hedges
As of June 30, 2024, the Company had the following outstanding derivatives that were not designated as hedging instruments:

	Number of Instruments		Notional (in millions)
Interest Rate Derivatives
Interest rate cap	7	USD	1,320
The tables below presents the effect of the Company’s derivative financial instruments that are not designated as hedging instruments on the condensed consolidated statements of operations and comprehensive income (loss) (in millions).

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Earnings on Derivatives	Amount of Gain (Loss) Recognized in Earnings on Derivatives
		Three Months Ended June 30,
		2024	2023
Interest rate contracts	Interest expense, net	$—	$4
Total		$—	$4

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Earnings on Derivatives	Amount of Gain (Loss) Recognized in Earnings on Derivatives
		Six Months Ended June 30,
		2024	2023
Interest rate contracts	Interest expense, net	$—	$3
Total		$—	$3

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification in the condensed consolidated balance sheets as of:

(in millions)	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Derivatives designated as hedging instruments
Balance sheet location	Other assets	Other assets	Other liabilities	Other liabilities
Interest rate contracts	$124	$135	$—	$—
Total	$124	$135	$—	$—

Derivatives NOT designated as hedging instruments
Balance sheet location	Other assets	Other assets	Other liabilities	Other liabilities
Interest rate contracts	$—	$3	$—	$—
Foreign exchange contracts	—	—	—	(1)
Total	$—	$3	$—	$(1)
The notional value of the Company’s non-designated foreign currency derivatives is immaterial. Refer to Note 12, Fair value measurements for further information on the valuation of the Company’s derivatives.
(11)Interest expense

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Interest expense	$142	$125	$280	$241
(Gain) loss on designated and non-designated hedge instruments	(25)	(33)	(50)	(57)
Finance lease liabilities interest	23	23	46	46
Amortization of deferred financing costs	6	5	11	10
Capitalized interest	(2)	(4)	(4)	(8)
Interest income	(1)	(2)	(2)	(4)
Other financing fees	5	2	6	3
Interest expense, net	$148	$116	$287	$231
(12)Fair value measurements
As of June 30, 2024 and December 31, 2023, the carrying amount of certain financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued liabilities, were representative of their fair values due to the short-term maturity of these instruments.
The hierarchy for inputs used in measuring fair value is as follows:
Level 1 – Inputs represent unadjusted quoted prices for identical assets or liabilities exchanged in active markets.
Level 2 – Inputs include directly or indirectly observable inputs (other than Level 1 inputs), such as quoted prices for similar assets or liabilities exchanged in active or inactive markets, quoted prices for identical assets or liabilities exchanged in inactive markets, other inputs that may be considered in fair value determinations of these assets or liabilities, such as interest rates and yield curves, volatilities, prepayment speeds, loss severities, credit risks, and default

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
rates, and inputs that are derived principally from or corroborated by observable market data by correlation or other means. Pricing evaluations generally reflect discounted expected future cash flows, which incorporate yield curves for instruments with similar characteristics, such as credit ratings, estimated durations, and yields for other instruments of the issuer or entities in the same industry sector.
Level 3 – Inputs include unobservable inputs used in the measurement of assets and liabilities. Management is required to use its own assumptions regarding unobservable inputs because there is little, if any, market activity in the assets or liabilities and it may be unable to corroborate the related observable inputs. Unobservable inputs require management to make certain projections and assumptions about the information that would be used by market participants in valuing assets or liabilities.
The following table presents the fair value hierarchy levels of the Company’s assets and liabilities measured at fair value:

(in millions)	Fair Value Hierarchy	June 30, 2024	December 31, 2023
Measured at fair value on a recurring basis:
Interest rate derivative financial instruments assets	Level 2	$124	$138
Foreign exchange forward contracts liabilities	Level 2	$—	$1
Acquisition related contingent consideration	Level 3	$5	$5

Measured at fair value on a non-recurring basis:
Other investments (included in Other assets)[1]	Level 3	$14	$12

Disclosed at fair value:
Long-term debt[2]	Level 3	$9,124	$8,768
__________________
(1) The investments in equity securities carried at fair value are subject to transfer restrictions and generally cannot be sold without consent.
(2) The carrying value of long-term debt is disclosed in Note 9, Debt.
The Company is required to measure certain assets and liabilities at estimated fair value from time to time. These fair value measurements typically result from the application of specific accounting pronouncements under GAAP and are considered non-recurring fair value measurements.
In accordance with GAAP, the Company has elected to remeasure investments without readily determinable fair values only when an observable transaction occurs for an identical or similar investment of the same issuer. During the six months ended June 30, 2024, the Company recorded non-recurring fair value adjustments related to certain other investments without readily determinable fair values totaling $1 million, which is included within Other nonoperating income (expense), net in the condensed consolidated statements of operations and comprehensive income (loss). No such transactions were observed during the three months ended June 30, 2024, or during the three and six months ended June 30, 2023.
The Company’s long-term debt is reported at the aggregate principal amount less unamortized deferred financing costs and any above or below market adjustments (as required in purchase accounting) in the accompanying condensed consolidated balance sheets. For instruments with no prepayment option, the fair value is estimated utilizing a discounted cash flow model where the contractual cash flows (i.e., coupon and principal repayments) were discounted at a risk-adjusted yield reflective of both the time value of money and the credit risk inherent in each instrument. For instruments that include a prior-to-maturity prepayment option, the fair value is estimated using a Black-Derman-Toy lattice model. The inputs used to estimate the fair value of the Company’s debt instruments are comprised of Level 2 inputs, including risk-free interest rates, credit ratings, and financial metrics for comparable publicly listed companies, and Level 3 inputs, such as risk-adjusted credit spreads based on adjusted yields implied at issuance, and yield volatility (used for instruments with a prepayment option).

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
(13)Leases
The Company leases real estate, most significantly warehouses for use in operations, as well as equipment for use within owned and leased warehouses. The Company also leases vehicles, trailers and other equipment. The Company has not pledged any assets as collateral related to the Company’s existing leases as of June 30, 2024 and December 31, 2023.
Right-of-use asset balances are as follows:

(in millions)	June 30, 2024	December 31, 2023
Finance lease right-of-use assets	$1,622	$1,608
Less: accumulated amortization	(403)	(365)
Finance lease right-of-use assets, net	$1,219	$1,243

Operating lease right-of-use assets	$894	$892
Less: accumulated amortization	(189)	(168)
Operating lease right-of-use assets, net	$705	$724
Lease liabilities are presented in the following line items in the condensed consolidated balance sheets:

	June 30, 2024		December 31, 2023
(in millions)	Finance Leases	Operating Leases	Finance Leases	Operating Leases
Accounts payable and accrued liabilities	$72	$53	$76	$60
Long-term finance lease obligations	1,291	—	1,305	—
Long-term operating lease obligations	—	677	—	692
Total lease obligations	$1,363	$730	$1,381	$752
Maturities of lease liabilities for each of the next five years and thereafter as of June 30, 2024 are as follows (in millions):

Years Ending December 31:	Finance Leases	Operating Leases
2024 (six months remaining)	$82	$50
2025	159	97
2026	157	95
2027	151	93
2028	142	85
2029 and thereafter	1,687	779
Total lease payments	2,378	1,199
Less imputed interest	(1,015)	(469)
Total	$1,363	$730

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
Supplemental condensed consolidated balance sheet information related to leases is as follows:

	June 30,	December 31,
	2024	2023
Weighted average remaining lease term (in years):
Finance	15.9	16.5
Operating	15.5	15.9
Weighted average discount rate:
Finance	6.8%	6.8%
Operating	6.5%	6.5%
The components of lease expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Finance lease cost:
Amortization of ROU assets	$24	$23	$48	$46
Interest on lease liabilities	23	23	46	46
Operating lease cost	29	29	58	57
Variable & short-term lease cost	10	6	19	12
Sublease income	(7)	(3)	(11)	(5)
Total lease cost	$79	$78	$160	$156
Supplemental cash flow information related to leases is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Cash paid for amounts included in the measurement of lease liability
Operating cash flows from finance leases	$24	$23	$46	$45
Finance cash flows from finance leases	18	15	32	25
Operating cash flows from operating leases	27	24	50	48
ROU assets obtained in exchange for lease obligations (excluding the effect of acquisitions)
Finance leases	$22	$—	$37	$3
Operating leases	8	55	12	73
(14)Stock-based compensation
Lineage 2024 Incentive Award Plan
The Lineage 2024 Incentive Award Plan (“Pre-IPO Incentive Award Plan”) was adopted by the Company in April 2024 with the approval of BGLH. As of June 30, 2024, the maximum number of shares of common stock which can be issued under the Pre-IPO Incentive Award Plan was 1,000,000. The Pre-IPO Incentive Award Plan is administered by the Board and provides for the award of restricted stock unit awards (“RSUs”), performance share awards, Long-Term Incentive Plan unit awards of the Operating Partnership, stock options, stock appreciation rights, and other incentive awards, each as defined in the Pre-IPO Incentive Award Plan, to eligible employees, consultants, and members of the Board. See Note 20, Subsequent events for updates concerning the Company’s July 2024 IPO.

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
Time-based restricted stock unit awards
Under the Pre-IPO Incentive Award Plan, certain employees were granted interests in the Company in the form of time-based RSUs covering shares of the Company’s common stock. These time-based RSUs vest over a one to three year time period provided that the recipient remains employed by the Company through the applicable vesting date, subject to acceleration of vesting in the event of the recipient’s death, disability, or termination by the Company without cause. The Company measures these time-based RSUs at fair value as of the grant date based on the price of units issued to third-party investors in arms’ length transactions in connection with BGLH and Operating Partnership capital raising activities. The Company recognizes stock‑based compensation expense over the applicable vesting term. The Company accounts for these units as equity-based awards.
Stock-based compensation expense related to time-based RSUs for the three and six months ended June 30, 2024 was $1 million. There was no stock-based compensation expense related to time-based RSUs for the three and six months ended June 30, 2023. As of June 30, 2024, there was $2 million of unrecognized noncash compensation cost related to unvested time-based RSUs that is expected to be recognized over a weighted-average period of 2 years.
The following represents a summary of these RSUs:

	Units	Weighted average grant date fair value per unit
Unvested as of December 31, 2023	—	$—
Awards granted in 2024	32,202	96.50
Awards vested in 2024	—	—
Awards forfeited in 2024	(777)	96.50
Unvested as of June 30, 2024	31,425	$96.50
Legacy Stock-Based Compensation Plans
The Legacy Stock-Based Compensation Plans were authorized prior to the Pre-IPO Incentive Award Plan. The Legacy Stock-Based Compensation Plan include BGLH Restricted Class B units, Management Profits Interests Class C units, and LLH Value Creation Unit Plan units.
(a)BGLH Restricted Class B units
Certain members of management and certain non-employee directors were granted interests in BGLH in the form of restricted Class B Units (“BGLH Restricted Units”). The Company fair values these BGLH Restricted Units as of the grant date based on the price of substantially similar units issued to third-party investors in arms’ length transactions in connection with other BGLH capital raising activities. The Company recognizes stock‑based compensation expense over the vesting term. The Company accounts for these units as equity-based awards.
Stock-based compensation expense related to BGLH Restricted Units for the three and six months ended June 30, 2024 was $3 million and $6 million, respectively. Stock-based compensation expense related to BGLH Restricted Units for the three and six months ended June 30, 2023 was $3 million and $6 million, respectively. As of June 30, 2024, there was $5 million of unrecognized noncash compensation cost related to unvested BGLH Restricted Units that is expected to be recognized over a weighted-average period of less than one year.

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
The following represents a summary of these units:

	Units	Weighted average grant date fair value per unit
Unvested as of December 31, 2023	151,200	$89.29
Awards granted in 2024	31,088	96.50
Awards vested in 2024	(7,778)	90.00
Unvested as of June 30, 2024	174,510	$90.69
(b)Management Profits Interests Class C units
LLH MGMT and LLH MGMT II interests were issued to members of management in the form of Management Profits Interests Class C units. These profits interests generally vest over a three to five year time period, with the number of units vested based partially on meeting certain financial targets of the Company or individual performance metrics.
Stock-based compensation related to Management Profits Interests Class C units for the three and six months ended June 30, 2024 was $2 million and $4 million, respectively. Stock-based compensation related to Management Profits Interests Class C units for the three and six months ended June 30, 2023 was $2 million and $4 million, respectively. As of June 30, 2024, there was $9 million of unrecognized noncash compensation cost related to unvested Class C units to be recognized over a weighted-average period of 1 year.
The following represents a summary of these units:

	Units	Weighted average grant date fair value per unit
Unvested as of December 31, 2023	6,695,123	$2.31
Awards granted in 2024	1,487,235	2.93
Awards vested in 2024	(3,094,024)	1.78
Awards forfeited in 2024	(147,976)	2.69
Unvested as of June 30, 2024	4,940,358	$2.82
(c)LLH Value Creation Unit Plan units
Certain employees have been granted notional units under the LLH Value Creation Unit Plan (the “2015 LVCP”) in the form of appreciation rights that vest over a period of four years and upon the occurrence of a liquidity event. This plan covered awards from 2015 to 2020. A new LLH Value Creation Unit Plan was established in 2021 (the “2021 LVCP”) that generally provides for the grant of similar appreciation rights that may also vest without the occurrence of a liquidity event if the Company achieves the target value as specified in the award agreements.
As of June 30, 2024 and December 31, 2023, the cumulative unrecognized stock compensation expense related to the units issued pursuant to the 2015 LVCP and 2021 LVCP was $34 million and $37 million, respectively.
(15)Related-party balances
The Company pays Bay Grove Management an operating services fee and reimburses certain expenses pursuant to an operating services agreement between Bay Grove Management and the Company. During the three and six months ended June 30, 2024, the Company recorded $3 million and $6 million of expenses in General and administrative expense for these operating services, respectively. During the three and six months ended June 30, 2023, the Company recorded $2 million and $5 million of expenses in General and administrative expense for these operating services, respectively. As of June 30, 2024 and December 31, 2023, $3 million in operating services fees were owed to Bay Grove Management and are included in Accounts payable and accrued liabilities in the condensed consolidated balance sheets.

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
At June 30, 2024 and December 31, 2023, the Company accrued distributions payable in the amount of $11 million and $110 million, respectively. Distributions payable as of June 30, 2024 were payable by the Operating Partnership to BG Cold in connection with Founders Equity Share, as further described in Note 2, Capital structure and noncontrolling interests. As of December 31, 2023, distributions payable consisted of $89 million payable by the Company to BGLH, $10 million payable by the Operating Partnership to Non-Company LPs, and $11 million payable by the Operating Partnership to BG Cold in connection with Founders Equity Share. All accrued distributions payable are included in Accrued distributions in the condensed consolidated balance sheets.
The Company owns an investment stake in suppliers that are accounted for under the equity method of accounting, creating related-party relationships. The Company incurred costs of $1 million and $3 million with these suppliers for the three and six months ended June 30, 2024, respectively, which were paid by the end of the period, resulting in no liability owed as of June 30, 2024. The Company incurred costs of $3 million and $7 million with these suppliers for the three and six months ended June 30, 2023, respectively. Accounts payable and accrued liabilities includes $2 million owed to these suppliers as of December 31, 2023.
At June 30, 2024 and December 31, 2023, the Company had related-party receivables, primarily with minority interest partners and equity method investees, of $3 million and $6 million, respectively. Related-party receivables are included in Accounts receivable, net in the condensed consolidated balance sheets. As of June 30, 2024 and December 31, 2023, the Company had additional related-party payables, primarily with minority interest partners, of $2 million. Related-party payables are included in Accounts payable and accrued liabilities in the condensed consolidated balance sheets.
The Operating Partnership issued notes to certain individual BGLH investors and Non-Company LPs in order to fund certain investor transactions. These notes were repaid in full during the six months ended June 30, 2024. As of December 31, 2023, these notes totaled $16 million. These notes receivable are included in Accounts receivable, net and Other assets in the condensed consolidated balance sheets.
(16)Commitments and contingencies
(a)Self‑insured risks
The Company is self‑insured for workers’ compensation costs, with the Company’s workers’ compensation plan having an individual claim stop‑loss deductible of $1 million. Self‑insurance liabilities are determined by third-party actuaries. The Company has established restricted cash accounts with banks or directly with the insurers or letters of credit that are collateral for its self‑insured workers’ compensation obligations. The combined amount included in Accounts payable and accrued liabilities and Other long-term liabilities relating to workers’ compensation liabilities as of June 30, 2024 and December 31, 2023 was $47 million and $40 million, respectively. The liability represents the gross amount excluding amounts receivable from the insurers. The total included in Prepaid expenses and other current assets and Other assets related to the receivables from insurers as of June 30, 2024 and December 31, 2023 was $12 million and $11 million, respectively.
The Company is also self‑insured for a portion of employee medical costs. The Company has a medical plan with a retained deductible. Medical self‑insurance liabilities are determined by third‑party actuaries. The total included in Accounts payable and accrued liabilities relating to medical liabilities as of June 30, 2024 and December 31, 2023 was $16 million and $15 million, respectively.
(b)Legal and regulatory proceedings
The Company, from time to time and in the normal course of business, is party to various claims, lawsuits, arbitrations, and regulatory actions (collectively, “Claims”). In particular, as the result of numerous ongoing construction activities, the Company may be a party to construction and/or contractor related liens and claims, including mechanic’s and materialmen’s liens. The Company is also party to various Claims relating to commercial disagreements with customers or suppliers. Additionally, given the Company’s substantial workforce, and, in particular, its warehouse related workforce, the Company is party to various labor and employment related Claims, including, without limitation, Claims related to workers’ compensation, wage and hour, discrimination, and related matters. Finally, given the Company’s business of warehousing refrigerated food products and its utilization of anhydrous ammonia for its refrigeration systems

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
(a known hazardous material), the Company is subject to the jurisdiction of various U.S. regulatory agencies, including, without limitation, the Department of Agriculture, Food and Drug Administration, Environmental Protection Agency (“EPA”), Department of Justice, Occupational Safety and Health Administration, and various other agencies in the locations in which the Company operates. Management of the Company believes the ultimate resolution of these matters will not have a material adverse effect on the condensed consolidated financial statements.
(c)Environmental matters
The Company is subject to a wide range of environmental laws and regulations in each of the locations in which the Company operates. Compliance with these requirements can involve significant capital and operating costs. Failure to comply with these requirements can result in civil or criminal fines or sanctions, claims for environmental damages, remediation obligations, the revocation of environmental permits, or restrictions on the Company’s operations.
The Company records accruals for environmental matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on current law and existing technologies. The Company adjusts these accruals periodically as assessment and remediation efforts progress or as additional technical or legal information become available. The Company has recorded nominal environmental liabilities in Accounts payable and accrued liabilities as of June 30, 2024 and December 31, 2023. The Company believes it is in compliance with applicable environmental regulations in all material respects. Under various U.S. federal, state, and local environmental laws, a current or previous owner or operator of real estate may be liable for the entire cost of investigating, removing, and/or remediating hazardous or toxic substances on such property. Such laws often impose liability, whether or not the owner or operator knew of, or was responsible for, the contamination. Even if more than one person may have been responsible for the contamination, each person covered by the environmental laws may be held responsible for the entire clean-up cost. There are no material unrecorded liabilities as of the periods ended June 30, 2024 and December 31, 2023. Most of the Company’s warehouses utilize anhydrous ammonia as a refrigerant. Anhydrous ammonia is classified as a hazardous chemical regulated by the EPA and various other agencies in the locations in which the Company operates, and an accident or significant release of anhydrous ammonia from a warehouse could result in injuries, loss of life, and property damage.
(d)Occupational Safety and Health Act (OSHA)
The Company’s warehouses located in the U.S. are subject to regulation under OSHA, which requires employers to provide employees with an environment free from hazards, such as exposure to toxic chemicals, excessive noise levels, mechanical dangers, heat or cold stress, and unsanitary conditions. The cost of complying with OSHA and similar laws enacted by states and other jurisdictions in which the Company operates can be substantial, and any failure to comply with these regulations could expose the Company to substantial penalties and/or liabilities to employees who may be injured at the Company’s warehouses. The Company records accruals for OSHA matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The Company believes that it is in compliance with all OSHA regulations in all material respects and that no material unrecorded liabilities exist as of June 30, 2024 and December 31, 2023.
(e)Statesville, North Carolina
On January 10, 2020, contractors and subcontractors were working on the blast cells at the Company’s freezer warehouse in Statesville, North Carolina when an incident occurred triggering the release of anhydrous ammonia at the facility, resulting in the death of a subcontractor and injury to another subcontractor, as well as damage to customers’ goods. Litigation is ongoing with respect to this incident, and while the Company believes it has a strong defense to any potential claims, the Company could be subject to losses in unknown amounts. The Company believes the ultimate outcome of this matter will not have a material adverse impact on its condensed consolidated financial statements. No material costs have been incurred in relation to this matter.

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
(f)Kennewick, Washington warehouse fire
On April 21, 2024, a fire occurred at the Company’s warehouse in Kennewick, Washington, destroying the building and customer inventories. No employees or other parties were injured. The Company expects all repair, replacement, and clean-up costs to be covered by its insurance policies, excluding any deductibles and self-insured retentions. To date, the Company has not received any claims for customer inventories losses. During the three and six months ended June 30, 2024, the Company recorded income from expected insurance recoveries of $32 million, which represents the amount of insurance reimbursement up to the carrying value of the impaired assets of $24 million and $9 million of clean-up costs, net of $1 million deductible expense. The net loss of $1 million is presented in Restructuring, impairment, and (gain) loss on disposals in the Company’s condensed consolidated statements of operations and comprehensive income (loss). As of June 30, 2024, the Company recorded a $32 million insurance receivable, presented in Accounts receivable, net in the condensed consolidated balance sheets. Subsequently to June 30, 2024, the Company has collected the entire insurance receivable in cash.
(17)Accumulated other comprehensive income (loss)
The Company reports activity in Accumulated other comprehensive income (loss) (“AOCI”) for foreign currency translation adjustments and unrealized gains and losses on interest rate and foreign currency hedges. Activity within AOCI is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Foreign currency translation adjustments:
Balance at beginning of period	$(210)	$(196)	$(149)	$(227)
Foreign currency translation adjustments	(12)	19	(86)	49
Amounts allocated to Noncontrolling interests and Redeemable noncontrolling interests	2	(2)	10	(5)
Reallocation due to change in Noncontrolling interest ownership percentage	1	(1)	6	3
Balance at end of period	$(219)	$(180)	$(219)	$(180)

Derivatives:
Balance at beginning of period	$113	$153	$115	$190
Unrealized gain (loss) on foreign currency hedges	10	50	39	34
Net amount reclassified from AOCI to net income (loss)	(23)	(29)	(49)	(54)
Tax effect	—	(1)	—	1
Amounts allocated to Noncontrolling interests and Redeemable noncontrolling interests	1	(2)	1	2
Reallocation due to change in Noncontrolling interest ownership percentage	(1)	1	(6)	(1)
Balance at end of period	$100	$172	$100	$172

Accumulated other comprehensive income (loss)	$(119)	$(8)	$(119)	$(8)
(18)Earnings (loss) per share
Basic earnings (loss) per share (“EPS”) is calculated by dividing net income (loss) attributable to common stockholders of the Company by the weighted average common shares outstanding during the reporting period. Diluted EPS is calculated by dividing net income (loss) attributable to common stockholders of the Company by the weighted average

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
common shares and common share equivalents outstanding during the reporting period. A reconciliation of the basic and diluted EPS is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2024	2023	2024	2023
Earnings (loss) per share - basic and diluted:
Net income (loss) attributable to Lineage, Inc.	$(68)	$(5)	$(108)	$13
Less: Accretion of redeemable noncontrolling interests	2	8	7	16
Less: Redeemable noncontrolling interest adjustment	4	—	4	4
Net income (loss) attributable to common stockholders - basic and diluted	$(74)	$(13)	$(119)	$(7)

Weighted average common shares outstanding - basic and diluted	162	162	162	162
Net income (loss) per share attributable to common stockholders - basic and diluted	$(0.46)	$(0.08)	$(0.73)	$(0.04)
The Company’s potential dilutive securities have been excluded from the computation of diluted net earnings (loss) per share for the three and six months ended June 30, 2024 and 2023, as they are antidilutive and the effect would be to increase the net earnings (or decrease the net loss) per share. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net earnings (loss) per share attributable to common stockholders is the same.
The Company’s potential common share equivalents as of June 30, 2024 and 2023 are as follows:
•As of March 1, 2025 the sellers of MTC Logistics may elect to receive any combination of cash or Operating Partnership units that equal the excess of $34 million over the fair market value of the units issued to the sellers in the MTC Logistics acquisition. The Operating Partnership Units that could be issued in connection with this hypothetical election represent potential common share equivalents.
•The holder of the Preference Shares issued by a subsidiary of LLH in connection with the Company’s acquisition of 100.0% of the outstanding equity interests in Kloosterboer Group B.V. and its subsidiaries (“Kloosterboer”) in October 2021 has conversion rights to convert the Preference Shares to Operating Partnership units or common stock of the Company, depending on whether or not certain events have occurred. The Operating Partnership units or common stock of the Company that could be issued in connection with a hypothetical conversion represent potential common share equivalents.
•As described in Note 14, Stock-based compensation, certain members of management were granted time-based RSUs during the three months ended June 30, 2024. Time-based RSUs that are unvested as of June 30, 2024 represent potential common share equivalents because upon vesting, the Company will issue common shares to the awardee.
•As described in Note 14, Stock-based compensation, certain members of management and certain non-employees have been granted BGLH Restricted Units. BGLH Restricted Units that are unvested as of June 30, 2024 and 2023 represent potential common share equivalents because upon vesting, the Company will have outstanding common shares issued to BGLH.
•As described in Note 14, Stock-based compensation, certain members of management have been granted Management Profits Interests Class C units in LLH MGMT and LLH MGMT II. These Class C Units in LLH MGMT and LLH MGMT II that are unvested as of June 30, 2024 and 2023 represent potential common share

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
equivalents because upon vesting, they will be able to share in the profits of the Company, as defined in the LLH MGMT and LLH MGMT II operating agreements. Because the Class C Units do not yet share in distributions, the potential units would not be allocated any undistributed earnings for basic and diluted EPS calculations.
(19)Segment information
Reportable Segments Information
The Company’s business is organized into two reportable segments, Global Warehousing and Global Integrated Solutions. The following table presents segment revenues and segment net operating income (NOI), with a reconciliation to Net income (loss) before income taxes. All inter-segment transactions are not significant and have been eliminated in consolidation. Asset information by reportable segment is not presented, as the Company does not produce such information internally and the CODM does not use such information to manage the business. Capital expenditures for property, plant, and equipment presented below by segment are inclusive of purchases recorded in Accounts payable and accrued liabilities during each period.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Global Warehousing revenues	$966	$964	$1,935	$1,922
Global Integrated Solutions revenues	372	382	731	757
Total net revenues	$1,338	$1,346	$2,666	$2,679

Global Warehousing cost of operations	$582	$583	$1,166	$1,155
Global Integrated Solutions cost of operations	309	322	609	640
Total cost of operations	$891	$905	$1,775	$1,795

Global Warehousing NOI	$384	$381	$769	$767
Global Integrated Solutions NOI	63	60	122	117
Total NOI	447	441	891	884
Reconciling items:
General and administrative expense	(127)	(124)	(251)	(239)
Depreciation expense	(164)	(136)	(322)	(265)
Amortization expense	(55)	(52)	(108)	(104)
Acquisition, transaction, and other expense	(12)	(15)	(20)	(26)
Restructuring, impairment, and gain (loss) on disposals	(15)	(3)	(15)	(7)
Equity income (loss), net of tax	(1)	—	(3)	—
Gain (loss) on foreign currency transactions, net	2	(3)	(9)	(4)
Interest expense, net	(148)	(116)	(287)	(231)
Gain (loss) on extinguishment of debt	—	—	(7)	—
Net income (loss) before income taxes	$(73)	$(8)	$(131)	$8

Capital expenditures for property, plant, and equipment:
Global Warehousing capital expenditures	$154	$130	$238	$276
Global Integrated Solutions capital expenditures	13	25	20	49
Corporate capital expenditures	31	28	57	55
Total capital expenditures for property, plant, and equipment	$198	$183	$315	$380

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
(20)Subsequent events
On July 26, 2024, the Company closed its IPO of 56,882,051 shares of its common stock at a price of $78.00 per share, with a subsequent exercise in full by the underwriters of their option to purchase from the Company an additional 8,532,307 shares of common stock that closed on July 31, 2024. The net proceeds to the Company from the IPO, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company, were $4,875 million. Prior to and upon consummation of the offering, the Company engaged in the following formation and other transactions:
(a)Capital structure and noncontrolling interests
In exchange for cash proceeds of $1 million, Lineage, Inc. redeemed all outstanding shares of Series A Preferred Stock, which represents $1,000 per share plus all accrued and unpaid dividends thereon.
The Operating Partnership converted to a Maryland limited partnership and its Agreement of Limited Partnership was executed concurrently, along with a Unit Designation for Legacy Units of the Operating Partnership. All Class A units in the Operating Partnership held by Lineage, Inc. were reclassified into common units of the Operating Partnership (“Partnership Common Units”) and Series A Preferred Units. The pre-existing Class A, Class B, and Class C units of the Operating Partnership that were held by non-Company LPs described in Note 2, Capital structure and noncontrolling interests were reclassified into Legacy Units of the Partnership (“Legacy OP Units”). Legacy OP Units carry forward pre-existing rights of the Non-Company LPs, which enables BG Cold to continue accruing Founders Equity Share and the holders of a limited number of Class A units of the Operating Partnership with special redemption and/or top-up rights to maintain those rights. All Legacy OP Units will ultimately be exchanged for Partnership Common Units over a period of up to three years following the initial closing of the IPO, which may in turn be redeemed at the request of the holder thereof. Upon a holder’s request for such redemption, the Company has the discretion to redeem Partnership Common Units for shares of Lineage, Inc.’s common stock or cash.
The Ninth Amended and Restated Operating Agreement of LLH was executed, which created a new form of interest in LLH called an LLH Operating Partnership Equivalent Unit (“OPEU”). OPEUs are capital interests in LLH that allow their holders to share in the profits of LLH on a pari-passu basis with the Operating Partnership. BG Maverick, LLC (“BG Maverick”) held all Class D interests in LLH prior to the IPO, which entitled the holder to a formulaic distribution of profits of LLH. The payment of this distribution in respect of these interests was contingent upon the occurrence of a liquidity event, which was deemed to take place with the IPO. Upon the completion of its IPO, the Company recorded a liability of $184 million due to BG Maverick in respect of its Class D interests. Such Class D interests were subsequently reclassified as OPEUs. In addition, in connection with the termination of the operating services agreement described below, BG Maverick’s Class D distribution rights were increased by $200 million. This cumulative liability was settled partially in the form of a reimbursement to Lineage of previous Advance Distributions paid by the Company as described in Note 2, Capital structure and noncontrolling interests, which reduced the liability to $186 million. This remaining liability was reclassified into OPEUs held by BG Maverick. Following these transactions, BG Maverick held 2,447,990 OPEUs. Immediately after the reclassification of the Class D interests into the OPEUs, LLH repurchased 986,492 OPEUs in exchange for cash proceeds of $75 million. The remaining 1,461,148 OPEUs represent a noncontrolling interest in the consolidated financial statements of Lineage, Inc.
In connection with the IPO, the seller in the Kloosterboer acquisition (“Kloosterboer Co-Investor”) (holders of Convertible Redeemable Noncontrolling Interests - Preference Shares) had the right to convert the preference shares into securities that track the economic performance of certain Operating Partnership interests. The Kloosterboer Co-Investor did not exercise this right. As a result, upon the completion of the IPO, the redeemable noncontrolling interest recognized in the consolidated financial statements of Lineage, Inc. was reclassified into a liability.

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
The Company and the Operating Partnership exchanged all outstanding vested Management Profits Interests Class C units for a combination of less than 80,950 shares of Lineage, Inc. common stock and 2,204,162 Legacy Class B Units of the Operating Partnership.
(b)Debt
On July 26, 2024, the Company used a portion of the net proceeds from the IPO to repay in full the remaining outstanding DDTL principal balance of $2,400 million, along with $7 million in accrued interest and fees. As a result of the full repayment, the Company will record a $6 million loss on extinguishment of debt related to the write-off of unamortized deferred financing costs previously capitalized for the DDTL.
On July 30, 2024, Moody’s Ratings assigned a first-time Baa2 issuer rating to the Company, with a stable outlook. On August 6, 2024, Fitch Ratings assigned a first-time BBB+ issuer rating to the Company, with a stable outlook. These assigned ratings qualified as an investment grade rating event under the terms of the Credit Agreement and allowed the Company to elect the contractual interest rate margin to be based on the Company’s debt rating instead of the total leverage ratio, effective August 1, 2024, which reduced the RCF and TLA interest rate from Adjusted Term SOFR + 1.60% to Adjusted Term SOFR +1.05%. Upon receipt of the Fitch Rating, the RCF and TLA interest rate was further reduced to Adjusted Term SOFR + 0.925%.
On August 9, 2024, the Company used a portion of the net proceeds from the IPO to repay in full the remaining outstanding CMBS 5 principal balance of $1,298 million, along with $8 million in accrued interest and fees. As a result of the full repayment, the Company will record a $4 million loss on extinguishment of debt related to the write-off of unamortized deferred financing costs previously capitalized for the CMBS 5.
Through August 9, 2024, the Company used a portion of the net proceeds from the IPO to make net repayments on the RCF of $822 million.
(c)Stock-based compensation
The Pre-IPO Incentive Award Plan described in further detail in Note 14, Stock-based compensation was amended and restated in connection with the IPO (the “Incentive Award Plan”). The Incentive Award Plan increased the maximum number of shares of common stock which can be issued under the plan from 1,000,000 to 12,500,000, and specifies that awards of Long-Term Incentive Plan units (“LTIP Units”) count as shares for the purpose of the share limit under the Incentive Award Plan. LTIP Units are a special class of partnership interests in the Operating Partnership which may be issued to eligible participants.
Upon the adoption of the Incentive Award Plan, the Company granted the following awards to plan participants:
(1)Stock payment awards of 215,149 shares of the Company’s common stock as one-time bonuses in connection with the IPO.
(2)Stock payment awards of 179,838 shares of the Company’s common stock in settlement of their vested LVCP units.
(3)654,690 time-vesting RSUs as replacements of unvested LLH Value Creation Plan units that were unvested at the IPO and LLH Value Creation Plan units that did not have any value.
(4)291,511 time-vesting RSUs as part of the annual equity award program.
(5)1,066,763 time-vesting RSUs or LTIP Units as replacements of unvested Management Profits Interest Class C units and vested Management Profits Interest Class C units that held no intrinsic value.

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
(6)498,691 time-based LTIP Units as annual equity awards.
Stock payment awards contain no ongoing vesting requirements and stock-based compensation expense for such awards is recorded immediately. The Company will recognize stock-based compensation expense for time-based RSUs and time-based LTIP Units over their respective vesting terms.
Vesting for all unvested BGLH Restricted Units was accelerated in connection with the IPO, resulting in stock-based compensation expense of $5 million.
All unvested Management Profits Interest Class C units were canceled, and holders of such awards were granted replacement time-based RSUs, or time-based LTIP Unit awards. Holders of unvested Management Profits Interest Class C units and Management Profits Interest Class C units that were vested but held no intrinsic value were replaced with time-based RSUs.
As described in Note 14, Stock-based compensation, no stock-based compensation expense was recorded associated with the outstanding LLH Value Creation Plan units prior to the IPO. Upon the consummation of the IPO, the qualifying liquidity event vesting criteria was met for certain awards and such awards fully vested, resulting in stock-based compensation expense and a corresponding liability of $26 million. This liability was immediately settled by either issuing stock payment awards or paying cash to the holders of such vested LLH Value Creation Plan units. All unvested LLH Value Creation Plan units were canceled upon the consummation of the IPO, and holders of such awards received time-based RSUs as replacement awards. Additionally, holders of vested LLH Value Creation Plan units that did not have any value because the Lineage, Inc. stock price was not greater than the threshold specified in their award also received time-based RSU awards.
(d)Related-party balances
The Company terminated the operating services agreement (i.e., operating, consulting, strategic development, and financial services) it had between LLH and Bay Grove Management. Additionally, LLH entered into a transition services agreement with Bay Grove Management. Under this agreement, Bay Grove Management will provide certain transition services to support capital deployment and mergers and acquisitions activity for the three years following the IPO in exchange for annual consideration of $8 million, paid in equal quarterly installments.
(e)Rollover Holder Put Option
Rollover equity in the form of BGLH units was previously issued as consideration in various business combinations. Some of those sellers who received rollover equity in BGLH were provided with separate classes of equity of BGLH that included special one-time redemption features with minimum value guarantees and/or the alternative option to elect cash or equity top-up rights to achieve a certain minimum equity valuation at a specified date (collectively, the “BGLH Guarantee Rights”). Prior to the IPO, the obligations in respect of the BGLH Guarantee Rights resided with BGLH.
In connection with the IPO, Lineage, Inc. has agreed to provide successive repurchase rights and cash and equity top-up rights to the rollover equity holders that mirror those given by BGLH to its investors (the “Rollover Holder Put Option”). Pursuant to the Rollover Holder Put Option, BGLH has the right to (i) distribute (in various installments from September 2024 through December 2025 (the “Rollover Holder Put Exercise Window”) up to 2,036,738 shares of our common stock to its investors holding BGLH Guarantee Rights, and such investors have the individual right to cause Lineage to purchase any or all of such shares of our common stock distributed to such persons by BGLH for an amount equal to the guaranteed minimum value intrinsic to the BGLH Guarantee Rights (at a guaranteed minimum price or, in some cases, if greater, the then-current fair market value of the shares of our common stock), which amounts differ for different such investors, or (ii) in some cases demand a top-up, through a cash payment or through the issuance of additional shares of our common stock without

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
payment therefor, or any combination thereof, in the amount by which the guaranteed minimum value exceeds the then current fair market value of the shares of our common stock (if at all) at various specified times during the Rollover Holder Put Exercise Window.
The Rollover Holder Put Option represents a written put option on shares of Lineage, Inc. common stock, which the Company will account for as a separate, freestanding financial instrument from the shares of common stock underlying the option (the “Rollover Holder Put Option Liability”). Upon execution of the IPO, the Company recorded the Rollover Holder Put Option Liability at its fair value of $103 million, with a corresponding reduction in Retained earnings (accumulated deficit) attributable to BGLH.
On July 31, 2024, the Company purchased Luik Natie in Belgium for estimated maximum purchase price of $52 million, inclusive of possible contingent earn-out payments. The purpose of this acquisition is to expand the Company’s warehousing network in the port city of Antwerp-Bruges, Belgium and grow the related transportation and freight forwarding services in the region.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations should be read together with the unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes included in our Prospectus. In addition, the following discussion contains forward-looking statements, such as statements regarding our expectation for future performance, liquidity, and capital resources, that involve risks, uncertainties, and assumptions that could cause actual results to differ materially from our expectations. Our actual results may differ materially from those contained in or implied by any forward-looking statements as a result of various factors, including those set forth below and those described under “Risk Factors,” in our Prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act.
Management’s Overview
We are the world’s largest global temperature-controlled warehouse REIT, with a modern and strategically located network of properties. Our business is competitively positioned to deliver a seamless end-to-end, technology-enabled experience for a well-diversified and stable customer base, each with their own unique requirements in the temperature-controlled supply chain. As of June 30, 2024, we operated an interconnected global temperature-controlled warehouse network, comprising over 84.0 million square feet and 2.9 billion cubic feet of capacity across 483 warehouses predominantly located in densely populated critical-distribution markets, with 312 in North America, 83 in Europe, and 88 in Asia-Pacific.
We view, manage, and report on our business through two segments:
•Global warehousing, which utilizes our high-quality industrial real estate properties to provide temperature-controlled warehousing storage and services to our customers; and
•Global integrated solutions, which complements warehousing with supply chain services to facilitate the movement of products through the food supply chain to generate cost savings for customers and additional revenue streams for our company.
Initial Public Offering
On July 26, 2024, we closed our IPO of 56,882,051 shares of our common stock at a price of $78.00 per share, with a subsequent exercise in full by the underwriters of their option to purchase from us an additional 8,532,307 shares of common stock that closed on July 31, 2024. The net proceeds to us from the IPO were approximately $4,875 million. In connection with the IPO, we terminated the operating services agreement between our subsidiary, Lineage Holdings, and Bay Grove Management. Additionally, we entered into a transition services agreement with Bay Grove Management, pursuant to which Bay Grove Management is expected to provide certain transition services to support capital deployment, mergers, and acquisitions activities for the three years following our IPO.
Refer to Note 20, Subsequent events in the condensed consolidated financial statements included in this Quarterly Report for more information regarding our IPO-related transactions.
Components of Our Results of Operations
Global Warehousing Segment. Our primary business is owning and operating temperature-controlled warehouses.
Revenue. Our global warehousing segment revenues are generated from storing frozen and perishable food and other products and providing related warehouse services for our customers. Storage revenues relate to the act of storing products for our customers within our warehouses. Storage revenues can be in the form of storage fees we charge customers for utilization of space in a warehouse, blast freezing fees we charge customers for utilization of specific ultra-cold spaces within a warehouse designed to rapidly reduce product temperature, and rent we charge customers for the lease of warehouse space pursuant to a lease agreement. Warehouse services fees relate to handling and other services required to prepare and move customers’ pallets into, out of, and around the facilities. As part of our warehouse services, we offer handling, case-picking, order assembly and load consolidation, quality control, re-packaging, and government-approved storage and inspection, among other services.
Cost of operations. Our global warehousing segment cost of operations consists primarily of labor, power, and other warehouse costs. Labor comprises the largest component of the cost of operations from our global warehousing segment and consists primarily of employee wages (both direct and indirect) and benefits. Changes in our labor expense are driven by, among other things, changes in headcount, changes in compensation levels, and associated performance incentives, the use of third-party labor to support our operations, changes in terms of collective bargaining agreements, changes in customer requirements and associated work content, workforce productivity, labor availability, governmental policies and regulations, and variability in costs associated with employer-provided benefits. Our second-largest cost of operations of our global warehousing segment is electrical power utilized in the operation of our temperature-controlled warehouses. We may, from time to time, hedge our exposure to changes in power prices through fixed rate agreements. In addition, to the extent possible and appropriate, we may seek to mitigate or offset the impact of fluctuations in the price of power on our financial results through rate escalations or power surcharge provisions within our agreements with customers. We also look to implement energy saving alternatives to reduce energy consumption, including the installation of solar panels, state of the art refrigeration control systems, LED lighting, thermal energy storage, motion-sensor technology, variable frequency drives for our fans and compressors, and rapid open/close doors. Additionally, business mix impacts our power expense depending on the temperature zone and type and frequency of freezing required (e.g., blast freezing). Other warehouse costs include utilities other than power, insurance, real estate taxes, repairs and maintenance, rent under real property operating leases where applicable, equipment costs, warehouse consumables (e.g., pallets and shrink-wrap), personal protective equipment, warehouse administration, and other related facility and services costs.
Global Integrated Solutions Segment. Our global integrated solutions segment provides our customers with a comprehensive approach to facilitate the movement of products along the supply chain.
Revenues. Our integrated solutions revenues are primarily driven by transportation fees, which may also include fuel and capacity surcharges, to our customers for whom we arrange the transportation of their products. Within transportation, which is the largest component of our global integrated solutions segment, our core focus areas are multi-vendor less-than-full-truckload consolidation, drayage services to and from ports, transportation brokerage, and freight forwarding. We also provide rail transportation services and, in select markets, foodservice distribution and e-commerce fulfillment services.
Cost of operations. Our global integrated solutions cost of operations consists primarily of third-party carrier charges, which are impacted by factors affecting those carriers, including truck and ocean liner capacity and driver and equipment availability in certain markets. Additionally, in certain markets we employ drivers and operate assets to serve our customers. Costs to operate these assets include wages, fuel, tolls, insurance, and maintenance.
Other Consolidated Operating Expenses.
Depreciation and amortization expenses. Our depreciation and amortization expenses result primarily from the capital-intensive nature of our business. The principal components of depreciation relate to our warehouses, both owned and leased, including buildings and improvements, refrigeration equipment, racking, leasehold improvements, material handling equipment, furniture and fixtures, and our computer hardware and software. We also incur depreciation related to owned transportation assets. Amortization relates primarily to intangible assets for customer relationships and finance lease right-of-use assets.
General and administrative expenses. Our general and administrative expenses consist primarily of costs associated with administration of our global warehousing and global integrated solutions segments, including management wages and benefits, administrative, legal, business development, project management, sales, marketing, engineering, safety and compliance, food optimization, human resources, finance, accounting, network optimization, data science and information technology personnel, transformational information technology expenses, equity incentive plans, communications and data processing, travel, professional fees, credit loss, training, office equipment, supplies, and, prior to our IPO, management fees paid to Bay Grove in accordance with the terms of the operating services agreement. Trends in general and administrative expenses are influenced by changes in headcount and compensation levels and achievement of incentive compensation targets. In connection with our IPO, we terminated the operating services agreement in order to internalize certain operating, strategic development and financial services that were previously provided by Bay Grove under it, and entered into a transition services agreement with Bay Grove to provide certain of these services for a three-year term while we internalize such functions.
Acquisition, transaction, and other expenses. Our acquisition, transaction, and other expenses consist of costs with a high level of variability from period-to-period and include professional fees associated with planned and completed business expansion activities, acquisition integration costs, and costs related to public company readiness efforts. These costs are expensed as incurred. It also includes employee-related expenses associated with acquisitions, such as acquisition-related severance and consulting agreements and certain cash-based incentive awards given to employees of legacy companies in acquisitions.
Restructuring, impairment, and (gain) loss on disposals. Our restructuring, impairment, and (gain) loss on disposals include certain contractual and negotiated severance and separation costs from exited former executives, costs relating to reductions in headcount to achieve operational efficiencies, and costs associated with exiting non-strategic operations. We record such costs when there is a substantive plan for employee severance or employees are otherwise entitled to benefits (e.g. in case of one-time terminations) and related costs are probable and estimable. It also includes gains (losses) on dispositions of property, plant, and equipment and impairments of long-lived assets, net of related gains on insurance recoveries.
Key Factors Affecting Our Business and Financial Results
Recent Trends in Our Global Warehousing Segment
The following are key trends emerging in our global warehousing segment:
•Strategic engagement with customers. Our strategic account management team works with our top customers to create a joint roadmap and action plan to meet their strategic supply chain needs. We have seen increased customer engagement with this approach over the last several years, a trend we expect to continue as we expand strategic customer relationships.
•Automation. We have industry-leading automation capabilities and believe our automated facilities can provide lower cost and more customized solutions to our high-case volume customers, thereby improving the customer experience and driving customer retention.
Market Conditions
Our business is impacted by general economic and market conditions, as well as by national and international political, environmental, and socio-economic events.
Significant factors impacting our business have included:
•Inflation and Customer Rate Increases. In response to significant inflationary impacts in recent years across wages, energy, and other operational costs, we implemented customer rate increases to offset such impacts to our operating results. We believe that higher food costs continue to impact end-consumers’ buying decisions for certain commodities. As inflation eases, we expect to see relief across operational cost pressures and volumes, both on-hand and throughput.
•Occupancy and Throughput. Coming out of the global pandemic, we experienced higher physical occupancy levels through the first half of 2023, particularly in North America, significantly driven by customers increasing production and inventories in response to supply chain backlogs in recent years. Beginning in the second half of 2023, customers began rationalizing inventory levels in response to continued higher interest rates and inflation, which is driving changes in customer demand. As our customers adjust to these new demand levels, we have seen lower throughput volume across our network. Over the long-term, we believe that end-consumer demand will remain consistent with historic levels.
•Labor. Following headwinds in recent years from wage inflation, labor shortages, and team member turnover, our team has focused on strategic initiatives to decrease turnover through higher wages, engagement best practices, and training to help retain talent. Retention has improved due to these internal efforts and macroeconomic factors.
•Power Costs. Following increased power costs in prior years, particularly in our European operations, our power costs in 2023 and 2024 have stabilized. We have generally been able to pass increased power costs through to our customers, mitigating the impact of such cost increases on our operating results.
Refer to Part II, Item 1A. “Risk Factors” for additional information.
Foreign Currency Translation Impact on Our Operations
Our consolidated revenues and expenses are subject to variations caused by the net effect of foreign currency translation on revenues and expenses incurred by our operations outside the United States. Future fluctuations of foreign currency exchange rates and their impact on our consolidated financial statements are inherently uncertain. Our primary currency exposures are to the euro, Canadian dollar, British pound sterling and Australian dollar. Revenues and expenses are typically denominated in the local currency of the country in which they are derived or incurred, which partially mitigates the net impact of foreign currency fluctuations on our operating results and margins.

Focus on Our Operational Effectiveness and Cost Structure
We are focused on further enhancing our operational effectiveness and cost structure. This includes the following: integrating acquired businesses and their assets onto common information technology systems; instituting key health, safety, leadership, and training programs; implementing standardized operational processes; developing and deploying proprietary and third-party operating systems; and capitalizing on the purchasing power of our network.
We employ multiple strategies to maximize labor productivity, including the following: instituting lean operating principles, driving standard work processes, visual management, just-in-time management and quality processes; optimizing the mix of permanent and temporary team members; optimizing shifts relative to throughput; and focusing on increased engagement and retention.
We seek to maximize energy efficiency in our warehouses including the latest technology and alternative energy generation practices. The technologies we deploy include variable frequency drives, refrigeration control systems, rapid close doors, motion sensor technology, LED lighting, and “flywheeling”— an innovative process that leverages machine learning and artificial intelligence to manage energy load based on predictions of peak demand. We also generate alternative sources of energy primarily through the deployment of solar, battery capacity, and linear generators. These initiatives have allowed us to reduce our consumption of kilowatt hours, optimize rates, and reduce overall energy costs.
How We Assess the Performance of Our Business
Segment Net Operating Income or “NOI”
We evaluate the performance of our business segments based on their net operating income relative to our overall results of operations. We use the term “segment net operating income” or “segment NOI” to mean a segment’s revenues less its cost of operations (excluding any depreciation and amortization, impairment charges, general and administrative expenses, acquisition, transaction, and other expense and restructuring and impairment expenses). We use segment NOI to evaluate our segments for purposes of making operating decisions and assessing performance in accordance with Accounting Standards Codification (“ASC”) 280, Segment Reporting.
We also analyze the “segment NOI margin” for each of our business segments, which we calculate as segment NOI divided by segment revenues.
Same Warehouse Analysis
We define our “same warehouse” population annually at the beginning of the current calendar year. Our same warehouse population includes properties that were owned, leased, or managed for the entirety of two comparable periods and that have reported at least twelve months of consecutive normalized operations prior to January 1 of the current calendar year. We define “normalized operations” as properties that have been open for operation or lease after development or significant modification, including the expansion of a warehouse footprint or a warehouse rehabilitation subsequent to an event, such as a natural disaster or similar event causing disruption to operations. In addition, our definition of “normalized operations” takes into account changes in the ownership structure (e.g., purchase of a previously leased warehouse would result in a change in the nature of expenditures in the compared periods), which would impact comparability in our global warehousing segment NOI.
Acquired properties will be included in the “same warehouse” population if owned or leased by us as of the first business day of the prior calendar year and still owned by us as of the end of the current reporting period, unless the property is under development. The “same warehouse” pool can also be adjusted during the year to remove properties that were sold or entering development subsequent to the beginning of the current calendar year. As such, the “same warehouse” population for the period ended June 30, 2024 includes all properties that we owned at January 1, 2023 which had both been owned and had reached “normalized operations” by January 1, 2023.
We calculate “same warehouse NOI” as revenues for the same warehouse population less its cost of operations (excluding any depreciation and amortization, general and administrative expenses, acquisition, transaction, and other expense, restructuring and impairment expenses and gain or loss on sale of assets). We evaluate the performance of the warehouses we own, lease, or manage using a “same warehouse” analysis, and we believe that same warehouse NOI is helpful to investors as a supplemental performance measure because it includes the operating performance from the population of properties that is consistent from period to period, thereby eliminating the effects of changes in the composition of our warehouse portfolio on performance measures.

The following table shows the composition of our warehouse portfolio as of June 30, 2024.

Total warehouses(1)	464
Same warehouse facilities	412
Non-same warehouse facilities	52
__________________
(1)Excludes 19 warehouses in our global integrated solutions segment as of June 30, 2024. We categorize warehouses as part of our global integrated solutions segment if the primary business conducted in those warehouses is within our global integrated solutions segment.
Same warehouse NOI is not a measurement of financial performance under GAAP. In addition, other companies providing temperature-controlled warehouse storage and handling and other warehouse services may not define same warehouse or calculate same warehouse NOI in a manner consistent with our definition or calculation. Same warehouse NOI should be considered as a supplement, but not as an alternative, to our results calculated in accordance with GAAP. We provide reconciliations of these measures in the discussions of our comparative results of operations below.
Economic Occupancy of Our Warehouses
We define average economic occupancy as the aggregate number of physical pallets on hand and any additional pallet positions otherwise contractually committed and paid for by customers for a given period divided by the approximate number of average physical pallet positions in our warehouse for the applicable period. We estimate the number of contractually committed pallet positions by taking into account the actual pallet commitment specified in each customer’s warehouse agreement and subtracting the physical pallets on hand for that customer. We regard economic occupancy as an important driver of our financial results. We plan to expand our use of minimum storage guarantees that pay us minimum or fixed storage fees for pallet positions whether or not a minimum number of pallet positions are physically occupied. We actively seek to enter into minimum storage guarantees when establishing new customer agreements, renewing existing customer agreements or upon a change in the anticipated profile of our customer. We believe that transitioning certain customer contracts from on-demand, as-utilized structures to minimum storage guarantee structures will drive NOI growth and consistency by maintaining our storage revenues during periods of lower inventories.
Physical Occupancy of Our Warehouses
We define average physical occupancy as the average number of physical pallets on hand divided by the estimated number of average physical pallet positions in our warehouses for the applicable period. We estimate the number of physical pallet positions by taking into account actual racked space and by estimating unracked space on an as-if-racked basis. We base this estimate on a formula utilizing the total cubic feet of each room within the warehouse that is unracked divided by the volume of an assumed rack space that is consistent with the characteristics of the relevant warehouse. The number of our pallet positions is reviewed and updated quarterly, taking into account changes in racking configurations and other warehouse attributes. We regard physical occupancy as an important driver of our financial results.
Throughput at Our Warehouses
The level and nature of throughput at our warehouses is an important factor impacting our warehouse services revenues. Throughput refers to the volume of inbound pallets that enter our warehouses plus the volume of outbound pallets that exit our warehouses, divided by two. Higher levels of throughput drive warehouse services revenues in our global warehousing segment, as customers are typically billed transactionally for these services. The nature of throughput may be driven by the expected inventory turns of the underlying product or commodity. Throughput pallets can be influenced by both customers’ production as well as shifts in demand preferences. Customers’ production levels, which respond to market conditions, labor availability, supply chain dynamics and consumer preferences, may impact inbound pallets. Similarly, a change in inventory turnover due to shift in consumer demand may impact outbound pallets.

Results of Operations
Comparison of Results for the Three Months Ended June 30, 2024 and 2023
Global Warehousing Segment
The following table presents the operating results of our global warehousing segment for the three months ended June 30, 2024 and 2023.

Three Months Ended June 30,
2024	2023	Change
(in millions except revenue per pallet)
Warehouse storage	$510	$517	(1.4)%
Warehouse services	456	447	2.0%
Total global warehousing segment revenues	$966	$964	0.2%
Power	$50	$50	—%
Labor	356	348	2.3%
Other warehouse costs(1)	176	185	(4.9)%
Total global warehousing segment cost of operations	$582	$583	(0.2)%
Global warehousing segment NOI	$384	$381	0.8%
Total global warehousing segment margin	39.8%	39.5%	30	bps

Number of warehouse sites	464	458

Warehouse storage(2)
Average economic occupancy
Average occupied economic pallets	8,098	8,184	(1.1)%
Economic occupancy percentage	82.9%	85.1%	(220)	bps
Storage revenue per economic occupied pallet	$63.01	$63.02	—%
Average physical occupancy
Average physical occupied pallets	7,479	7,675	(2.6)%
Average physical pallet positions	9,764	9,617	1.5%
Physical occupancy percentage	76.6%	79.8%	(320)	bps
Storage revenue per physical occupied pallet	$68.26	$67.20	1.6%
Warehouse services(2)
Throughput pallets (in thousands)	13,177	12,816	2.8%
Warehouse services revenue per throughput pallet	$31.63	$32.10	(1.5)%
__________________
(1)Includes real estate rent expense of $25 million for the three months ended June 30, 2024 and $25 million for the three months ended June 30, 2023, and non-real estate rent expense (equipment lease and rentals) of $4 million for the three months ended June 30, 2024 and $4 million for the three months ended June 30, 2023.
(2)Warehouse storage and warehouse services metrics exclude managed sites.
Global warehousing segment revenues were $966 million for the three months ended June 30, 2024, an increase of $2 million, or 0.2%, compared to $964 million for the three months ended June 30, 2023. Revenues were driven by an approximate $16 million increase from our recently completed and in-progress expansion and development projects and an approximate $14 million increase from acquisitions. This growth was offset by a $21 million decrease in our same warehouse pool and an $8 million decrease from closed facilities. In addition, the foreign currency translation of revenues earned by our foreign operations had a $3 million unfavorable impact compared to the three months ended June 30, 2023.

Global warehousing segment cost of operations was $582 million for the three months ended June 30, 2024, a decrease of $1 million, or 0.2%, compared to $583 million for the three months ended June 30, 2023. The cost of operations for our same warehouse pool decreased $13 million, representing decreases across power and other warehouse costs. In addition, there was a $6 million decrease in cost of operations from closed facilities. These cost decreases were offset by increases of approximately $8 million from the additional facilities we acquired in connection with the above-mentioned acquisitions and approximately $7 million related to our recently completed and in-progress expansion and development projects. In addition, the foreign currency translation of cost of operations from our foreign operations had a $2 million favorable impact compared to the three months ended June 30, 2023.
Global warehousing segment NOI was $384 million for the three months ended June 30, 2024, an increase of $3 million, or 0.8%, compared to $381 million for the three months ended June 30, 2023. The NOI for our same warehouse pool decreased $8 million or 2.3%, attributable to revenue and cost of operations factors previously described. In addition, there was a $2 million net decrease in NOI from closed facilities. Global warehousing segment NOI was positively impacted by approximately $9 million related to our recently completed and in-process expansion and development projects as they continue to ramp up prior to stabilization and approximately $6 million related to the above mentioned acquisitions. Foreign currency translation had a $1 million unfavorable impact to the global warehousing segment NOI period-over-period.

Same Warehouse Result
The following table presents revenues, cost of operations, NOI, and margins for our same warehouses for the three months ended June 30, 2024 and June 30, 2023.

Three Months Ended June 30,
2024	2023	Change
(in millions except revenue per pallet)
Warehouse storage	$449	$466	(3.6)%
Warehouse services	399	403	(1.0)%
Total same warehouse revenues	$848	$869	(2.4)%
Power	$43	$44	(2.3)%
Labor	311	310	0.3%
Other warehouse costs	149	162	(8.0)%
Total same warehouse cost of operations	$503	$516	(2.5)%
Same warehouse NOI	$345	$353	(2.3)%
Total same warehouse margin	40.7%	40.6%	10	bps

Number of same warehouse sites	412	412

Warehouse storage(1)
Economic occupancy
Average occupied economic pallets	7,106	7,352	(3.3)%
Economic occupancy percentage	84.1%	87.1%	(300)	bps
Storage revenue per economic occupied pallet	$63.22	$63.43	(0.3)%
Physical occupancy
Average physical occupied pallets	6,549	6,871	(4.7)%
Average physical pallet positions	8,451	8,437	0.2%
Physical occupancy percentage	77.5%	81.4%	(390)	bps
Storage revenue per physical occupied pallet	$68.55	$67.87	1.0%
Warehouse services(1)
Throughput pallets (in thousands)	11,382	11,532	(1.3)%
Warehouse services revenue per throughput pallet	$32.02	$32.08	(0.2)%
__________________
(1)Warehouse storage and warehouse services metrics exclude managed sites.
Economic occupancy at our same warehouses was 84.1% for the three months ended June 30, 2024, a decrease of 300 basis points compared to 87.1% for the three months ended June 30, 2023. Our economic occupancy at our same warehouses was 660 basis points higher than our corresponding average physical occupancy of 77.5%. Economic occupancy was lower than the prior year due to lower physical utilization as customers rationalized their inventory during continued economic pressures driven by higher interest rates. Same warehouse storage revenues per economic occupied pallet decreased 0.3% period-over-period, primarily driven by a change in our business profile due to customer rationalization of inventory.
Throughput pallets at our same warehouses were 11.4 million pallets for the three months ended June 30, 2024, a decrease of 1.3% from 11.5 million pallets for the three months ended June 30, 2023. This decrease was the result of lower turns due to continued economic pressures driven by higher interest rates. Same warehouse services revenue per throughput pallet decreased 0.2% compared to the prior year, primarily driven by a change in our business profile due to customer rationalization of inventory.

Non-Same Warehouse Results
The following tables present revenues, cost of operations, NOI, and margins for our non-same warehouses for the three months ended June 30, 2024 and 2023.

	Three Months Ended June 30,
	2024	2023		Change
	(in millions except revenue per pallet)
Warehouse storage	$62	$49		26.5%
Warehouse services	56	46		21.7%
Total non-same warehouse revenues	$118	$95		24.2%
Power	$7	$6		16.7%
Labor	44	37		18.9%
Other warehouse costs	28	24		16.7%
Total non-same warehouse cost of operations	$79	$67		17.9%
Non-same warehouse NOI	$39	$28		39.3%
Total non-same warehouse margin	33.1%	29.5%	360	bps

Number of non-same warehouse sites(1)	52	46

Warehouse storage (2)
Economic occupancy
Average occupied economic pallets	992	832		19.2%
Economic occupancy percentage	75.6%	70.5%	510	bps
Storage revenue per economic occupied pallet	$61.53	$59.36		3.7%
Physical occupancy
Average physical occupied pallets	930	804		15.7%
Average physical pallet positions	1,313	1,180		11.3%
Physical occupancy percentage	70.8%	68.1%	270	bps
Storage revenue per physical occupied pallet	$66.20	$61.48		7.7%
Warehouse services (2)
Throughput pallets (in thousands)	1,795	1,284		39.8%
Warehouse services revenue per throughput pallet	$29.16	$32.35		(9.9)%
__________________
(1)Refer to our “Same Warehouse Analysis,” which describes the composition of our non-same warehouse pool.
(2)Warehouse storage and warehouse services metrics exclude managed sites.

Global Integrated Solutions Segment
The following table presents the operating results of our global integrated solutions segment for the three months ended June 30, 2024 and 2023.

	Three Months Ended June 30,
	2024	2023	Change
	(in millions)
Global Integrated Solutions segment revenues	$372	$382	(2.6)%
Global Integrated Solutions segment cost of operations	309	322	(4.0)%
Global Integrated Solutions segment NOI	$63	$60	5.0%
Global Integrated Solutions margin	16.9%	15.7%	120	bps
Global integrated solutions segment revenues were $372 million for the three months ended June 30, 2024, a decrease of $10 million, or 2.6%, compared to $382 million for the three months ended June 30, 2023. The decrease was due to lower volumes and fuel surcharges and the sale of a European subsidiary which occurred in September 2023, offset by increases from acquisitions which closed in the fourth quarter of 2023.
Global integrated solutions segment cost of operations was $309 million for the three months ended June 30, 2024, a decrease of $13 million, or 4.0%, compared to $322 million for the three months ended June 30, 2023. The decrease was due to lower volumes, cost controls, and the above-mentioned sale of a European subsidiary, offset by increases from the above-mentioned 2023 acquisitions.
Global integrated solutions segment NOI was $63 million for the three months ended June 30, 2024, an increase of $3 million, or 5.0%, compared to $60 million for the three months ended June 30, 2023.
Other Consolidated Operating Expenses

	Three Months Ended June 30,		Change
	2024	2023	%
	(in millions)
Other consolidated operating expense:
Depreciation and amortization expense	$219	$188	16.5%
General and administrative expense	$127	$124	2.4%
Acquisition, transaction, and other expense	$12	$15	(20.0)%
Restructuring, impairment, and (gain) loss on disposals	$15	$3	400.0%
Depreciation and amortization expense. Depreciation and amortization expense was $219 million for the three months ended June 30, 2024, an increase of $31 million, or 16.5%, compared to $188 million for the three months ended June 30, 2023. The increase was primarily due to information technology investments, acquisitions, and greenfield and expansion projects.
General and administrative expense. General and administrative expenses were $127 million for the three months ended June 30, 2024, an increase of $3 million, or 2.4%, compared to $124 million for the three months ended June 30, 2023.
The increase in general and administrative expense was primarily due to growing our global platform in support of our expanding operations. We expect our general and administrative expenses to stabilize and generate operating leverage. For the three months ended June 30, 2024 and 2023, general and administrative expenses were 9.5% and 9.2% of total revenues, respectively.
Acquisition, transaction, and other expense. Acquisition, transaction and other expenses were $12 million for the three months ended June 30, 2024, a decrease of $3 million compared to $15 million for the three months ended June 30, 2023, primarily related to fewer acquisition-related costs in 2024 compared to 2023.
Restructuring, impairment, and (gain) loss on disposals. Restructuring, impairment, and (gain) loss on disposals were net expenses of $15 million for the three months ended June 30, 2024, an increase of $12 million compared to net expenses of $3 million for the three months ended June 30, 2023. The increase was related to impairment charges primarily resulting from losses on properties classified as held for sale and higher severance expenses. The three months ended June 30, 2024 also included a net loss of $1 million related to a fire which occurred at the Company’s warehouse in Kennewick, Washington (see Note 16, Commitments and contingencies in our condensed consolidated financial statements included in this Quarterly Report for details).
Other Income (Expense)
The following table presents other items of income and expense for the three months ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Change
	2024	2023	%
	(in millions)
Other income (expense):
Interest (expense), net	$(148)	$(116)	27.6%
Gain (loss) on foreign currency transactions, net	$2	$(3)	(166.7)%
Equity income (loss), net of tax	$(1)	$—	—%
Interest (expense), net. Interest (expense), net was $148 million for the three months ended June 30, 2024, an increase of $32 million, or 27.6%, compared to $116 million for the three months ended June 30, 2023. The average effective interest rate of our outstanding debt increased from 5.6% for the three months ended June 30, 2023 to 6.3% for the three months ended June 30, 2024, due to higher average borrowings paired with rising interest rates associated primarily with our credit facilities and CMBS loans. When taking into account income (expense) generated from those hedging instruments, the average effective interest rate of our outstanding debt increased from 4.3% for the three months ended June 30, 2023 to 5.2% for the three months ended June 30, 2024.
Gain (loss) on foreign currency transactions, net. We reported a net foreign currency exchange gain of $2 million for the three months ended June 30, 2024, compared to a net loss of $3 million for the three months ended June 30, 2023. The increase in foreign currency exchange gain was due to more favorable foreign currency exchange rates driven by the relative strength of the foreign currencies we transact in, primarily the Australian dollar, against the US dollar.
Equity income (loss), net of tax. We reported a net loss from equity method investments of $1 million for the three months ended June 30, 2024, compared to no net income (loss) for the three months ended June 30, 2023, primarily related to our investments in Emergent Cold LatAm Holdings, LLC and Ndustrial.io.
Income Tax Expense (Benefit)
Income tax benefit for the three months ended June 30, 2024 was $7 million, compared to no net expense (benefit) for the three months ended June 30, 2023. The tax benefit in 2024 was principally created by the tax-effect of pre-tax earnings in various jurisdictions, tax adjustments related to REIT activity, and withholding taxes paid in various jurisdictions. Our income taxes are discussed in more detail in Note 8, Income taxes to the condensed consolidated financial statements included in this Quarterly Report.
The Organization for Economic Co-operation and Development (“OECD”) has issued Pillar Two Model Rules introducing a new global minimum tax of 15% intended to be effective on January 1, 2024. While the U.S. has not yet adopted the Pillar Two rules, various other governments around the world are enacting legislation. In 2024, we expect to incur insignificant tax expenses in connection with Pillar Two and are continuing to evaluate the potential impact on our business in future periods.

Comparison of Results for the Six Months Ended June 30, 2024 and 2023
Global Warehousing Segment
The following table presents the operating results of our warehouse segment for the six months ended June 30, 2024 and 2023.

Six Months Ended June 30,
2024	2023	Change
(in millions except revenue per pallet)
Warehouse storage	$1,026	$1,030	(0.4)%
Warehouse services	909	892	1.9%
Total global warehousing segment revenues	$1,935	$1,922	0.7%
Power	$97	$98	(1.0)%
Labor	710	690	2.9%
Other warehouse costs(1)	359	367	(2.2)%
Total global warehousing segment cost of operations	$1,166	$1,155	1.0%
Global warehousing segment NOI	$769	$767	0.3%
Total global warehousing segment margin	39.7%	39.9%	(20)	bps

Number of warehouse sites	464	458

Warehouse storage(2)
Average economic occupancy
Average occupied economic pallets	8,143	8,258	(1.4)%
Economic occupancy percentage	83.3%	86.2%	(290)	bps
Storage revenue per economic occupied pallet	$125.97	$124.52	1.2%
Average physical occupancy
Average physical occupied pallets	7,541	7,742	(2.6)%
Average physical pallet positions	9,780	9,578	2.1%
Physical occupancy percentage	77.1%	80.8%	(370) bps
Storage revenue per physical occupied pallet	$136.07	$132.82	2.4%
Warehouse services(2)
Throughput pallets (in thousands)	26,051	25,489	2.2%
Warehouse services revenue per throughput pallet	$32.01	$32.25	(0.7)%
_______________
(1)Includes real estate rent expense of $50 million and $47 million for the six months ended June 30, 2024 and 2023, respectively; non-real estate rent expense (equipment lease and rentals) of $9 million and $11 million for the six months ended June 30, 2024 and 2023, respectively.
(2)Warehouse storage and warehouse services metrics exclude managed sites.
Global warehousing segment revenues were $1,935 million for the six months ended June 30, 2024, an increase of $13 million, or 0.7%, compared to $1,922 million for the six months ended June 30, 2023. Revenues were driven by an approximate $32 million increase from our recently completed and in-progress expansion and development projects and $28 million from acquisitions. This growth was offset by a $36 million decrease in our same warehouse pool and a $9 million decrease from close facilities. In addition, the foreign currency translation of revenues earned by our foreign operations had a $2 million unfavorable impact compared to the six months ended June 30, 2023.
Global warehousing segment cost of operations was $1,166 million for the six months ended June 30, 2024, an increase of $11 million, or 1.0%, compared to $1,155 million for the six months ended June 30, 2023. Approximately $18 million of the increase was driven by the additional facilities we acquired in connection with the above-mentioned acquisitions. We also incurred higher costs of approximately $16 million related to our recently completed and in-progress expansion and development projects. These were offset by a decrease from our same warehouse pool of $18 million, representing decreases across power and other services costs. In addition, there was a $4 million decrease in cost of operations from closed facilities. The foreign currency translation of cost of operations from our foreign operations had a $1 million favorable impact compared to the six months ended June 30, 2023.
Global warehousing segment NOI was $769 million for the six months ended June 30, 2024, an increase of $2 million, or 0.3%, compared to $767 million for the six months ended June 30, 2023. Global warehousing segment NOI was positively impacted by approximately $16 million related to our recently completed and in-process expansion and development projects as they continue to ramp up prior to stabilization and approximately $10 million related to the above mentioned acquisitions. These were offset by a decrease from our same warehouse pool of $18 million or 2.5%, attributable the to revenue and cost of operations factors previously described. In addition, there was a $5 million net decrease in NOI from closed facilities. Foreign currency translation had a $1 million unfavorable impact compared to the six months ended June 30, 2023.
Same Warehouse Results

Six Months Ended June 30,
2024	2023	Change
(in millions except revenue per pallet)
Warehouse storage	$902	$930	(3.0)%
Warehouse services	797	805	(1.0)%
Total same warehouse revenues	$1,699	$1,735	(2.1)%
Power	$84	$86	(2.3)%
Labor	622	618	0.6%
Other warehouse costs	302	322	(6.2)%
Total same warehouse cost of operations	$1,008	$1,026	(1.8)%
Same warehouse NOI	$691	$709	(2.5)%
Total same warehouse margin	40.7%	40.9%	(20)	bps

Number of same warehouse sites	412	412

Warehouse storage(1)
Economic occupancy
Average occupied economic pallets	7,131	7,424	(3.9)%
Economic occupancy percentage	84.4%	88.0%	(360)	bps
Storage revenue per economic occupied pallet	$126.53	$125.33	1.0%
Physical occupancy
Average physical occupied pallets	6,592	6,934	(4.9)%
Average physical pallet positions	8,448	8,432	0.2%
Physical occupancy percentage	78.0%	82.2%	(420)	bps
Storage revenue per physical occupied pallet	$136.76	$134.18	1.9%
Warehouse services(1)
Throughput pallets (in thousands)	22,529	22,968	(1.9)%
Warehouse services revenue per throughput pallet	$32.39	$32.24	0.5%
__________________
(1)Warehouse storage and warehouse services metrics exclude managed sites.

Economic occupancy at our same warehouses was 84.4% for the six months ended June 30, 2024, a decrease of 360 basis points compared to 88.0% for the six months ended June 30, 2023. Our economic occupancy at our same warehouses was 640 basis points higher than our corresponding average physical occupancy of 78.0%. Economic occupancy was lower than the prior year due to lower physical utilization as customers rationalize their inventory during continued economic pressures driven by higher interest rates. Same warehouse storage revenues per economic occupied pallet increased 1.0% period-over-period, primarily driven by a change in our business profile due to customer rationalization of inventory.
Throughput pallets at our same warehouses were 22.5 million pallets for the six months ended June 30, 2024, a decrease of 1.9% from 23.0 million pallets for the six months ended June 30, 2023. This decrease was the result of lower turns due to continued economic pressures driven by higher interest rates. Same warehouse services revenue per throughput pallet increased 0.5% compared to the prior year, primarily driven by a change in our business profile due to customer rationalization of inventory.
Non-Same Warehouse Results

	Six Months Ended June 30,
	2024	2023		Change
	(in millions except revenue per pallet)
Warehouse storage	$124	$100		24.0%
Warehouse services	112	87		28.7%
Total non-same warehouse revenues	$236	$187		26.2%
Power	$13	$12		8.3%
Labor	88	72		22.2%
Other warehouse costs	57	45		26.7%
Total non-same warehouse cost of operations	$158	$129		22.5%
Non-same warehouse NOI	$78	$58		34.5%
Total non-same warehouse margin	33.1%	31.0%	210	bps

Number of non-same warehouse sites(1)	52	46

Warehouse storage (2)
Economic occupancy
Average occupied economic pallets	1,012	834		21.3%
Economic occupancy percentage	76.0%	72.8%	320	bps
Storage revenue per economic occupied pallet	$123.06	$117.30		4.9%
Physical occupancy
Average physical occupied pallets	949	808		17.5%
Average physical pallet positions	1,332	1,146		16.2%
Physical occupancy percentage	71.2%	70.5%	70	bps
Storage revenue per physical occupied pallet	$131.26	$121.14		8.4%
Warehouse services (2)
Throughput pallets (in thousands)	3,522	2,521		39.7%
Warehouse services revenue per throughput pallet	$29.55	$32.31		(8.5)%
__________________
(1) Refer to our “Same Warehouse Analysis,” which describes the composition of our non-same warehouse pool.
(2) Warehouse storage and warehouse services metrics exclude managed sites.

Global Integrated Solutions Segment
The following table presents the operating results of our global integrated solutions segment for the six months ended June 30, 2024 and 2023.

	Six Months Ended June 30,
	2024	2023	Change
	(in millions)
Global Integrated Solutions segment revenues	$731	$757	(3.4)%
Global Integrated Solutions segment cost of operations	609	640	(4.8)%
Global Integrated Solutions segment NOI	$122	$117	4.3%
Global Integrated Solutions margin	16.7%	15.5%	120	bps
Global integrated solutions segment revenues were $731 million for the six months ended June 30, 2024, a decrease of $26 million, or 3.4%, compared to $757 million for the six months ended June 30, 2023. The decrease was due to lower volumes and fuel surcharges and the sale of a European subsidiary which occurred in September 2023, offset by increases from acquisitions which closed in the fourth quarter of 2023.
Global integrated solutions segment cost of operations was $609 million for the six months ended June 30, 2024, a decrease of $31 million, or 4.8%, compared to $640 million for the six months ended June 30, 2023. The decrease was due to lower volumes, cost controls, and the above-mentioned sale of a European subsidiary, offset by increases from the above-mentioned 2023 acquisitions.
Global integrated solutions segment NOI was $122 million for the six months ended June 30, 2024, an increase of $5 million, or 4.3%, compared to $117 million for the six months ended June 30, 2023.
Other Consolidated Operating Expenses

	Six Months Ended June 30,		Change
	2024	2023	%
	(in millions)
Other consolidated operating expense:
Depreciation and amortization expense	$430	$369	16.5%
General and administrative expense	$251	$239	5.0%
Acquisition, transaction, and other expense	$20	$26	(23.1)%
Restructuring, impairment, and (gain) loss on disposals	$15	$7	114.3%
Depreciation and amortization expense. Depreciation and amortization expense was $430 million for the six months ended June 30, 2024, an increase of $61 million, or 16.5%, compared to $369 million for the six months ended June 30, 2023. The increase was primarily due to information technology investments, acquisitions, and greenfield and expansions projects.
General and administrative expense. General and administrative expenses were $251 million for the six months ended June 30, 2024, an increase of $12 million, or 5.0%, compared to $239 million for the six months ended June 30, 2023.
The increase in general and administrative expense was primarily due to growing our global platform in support of our expanding operations. We expect our general and administrative expenses to stabilize and generate operating leverage. For the six months ended June 30, 2024 and 2023, general and administrative expenses were 9.4% and 8.9% of total revenues, respectively.
Acquisition, transaction, and other expense. Acquisition, transaction, and other expenses were $20 million for the six months ended June 30, 2024, a decrease of $6 million compared to $26 million for the six months ended June 30, 2023, primarily related to fewer acquisition and transaction related costs in 2024 compared to 2023.
Restructuring, impairment, and (gain) loss on disposals. Restructuring, impairment, and (gain) loss on disposals were a net expense of $15 million for the six months ended June 30, 2024, an increase of $8 million compared to a net expense of $7 million for the six months ended June 30, 2023. The increase was related to impairment charges primarily resulting from losses on properties classified as held for sale and higher severance expenses. The six months ended June 30, 2024 included a net loss of $1 million related to a fire which occurred at the Company’s warehouse in Kennewick, Washington (see Note 16, Commitments and contingencies in our condensed consolidated financial statements included in this Quarterly Report for details).
Other Income (Expense)
The following table presents other items of income and expense for the six months ended June 30, 2024 and 2023.

	Six Months Ended June 30,		Change
	2024	2023	%
	(in millions)
Other income (expense):
Interest (expense), net	$(287)	$(231)	24.2%
Gain (loss) on extinguishment of debt	$(7)	$—	—%
Gain (loss) on foreign currency transactions, net	$(9)	$(4)	125.0%
Equity income (loss), net of tax	$(3)	$—	—%
Interest (expense), net. Interest (expense), net was $287 million for the six months ended June 30, 2024, an increase of $56 million, or 24.2%, compared to $231 million for the six months ended June 30, 2023. The average effective interest rate of our outstanding debt increased from 5.6% for the six months ended June 30, 2023 to 6.4% for the six months ended June 30, 2024, due to higher average borrowings paired with rising interest rates associated primarily with our credit facilities and CMBS loans. When taking into account income (expense) generated from those hedging instruments, the average effective interest rate of our outstanding debt increased from 4.3% for the six months ended June 30, 2023 to 5.3% for the six months ended June 30, 2024.
Gain (loss) on extinguishment of debt. Gain (loss) on debt extinguishment was a loss of $7 million for the six months ended June 30, 2024, as the result of various debt refinancing arrangements. There was no gain (loss) on debt extinguishment recognized for the six months ended June 30, 2023. For additional information regarding our debt, see Note 9, Debt to the condensed consolidated financial statements included in this Quarterly Report.
Gain (loss) on foreign currency transactions, net. We reported a net foreign currency exchange loss of $9 million for the six months ended June 30, 2024 compared to a net loss of $4 million for the six months ended June 30, 2023. The increase in foreign currency exchange loss was due to less favorable foreign currency exchange rates driven by the relative strength of the foreign currencies we transact in, primarily the euro and the Australian dollar, against the US dollar.
Equity income (loss), net of tax. We reported a net loss from equity method investments of $3 million for the six months ended June 30, 2024, as compared to no net income (loss) for the six months ended June 30, 2023, primarily related to our investments in Emergent Cold LatAm Holdings, LLC.
Income Tax Expense (Benefit)
Income tax benefit for the six months ended June 30, 2024 was $3 million, which was consistent with the income tax benefit of $3 million for the six months ended June 30, 2023. The tax benefit in 2024 was principally created by tax-effect of pre-tax earnings in various jurisdictions, tax adjustments related to REIT activity, and withholding taxes paid in various jurisdictions. The tax benefit in 2023 was principally created by tax-effect of pre-tax earnings and losses in various jurisdictions, tax adjustments related to REIT activity, and changes to uncertain tax positions. Our income taxes are discussed in more detail in Note 8, Income taxes to the condensed consolidated financial statements included in this Quarterly Report.
Non-GAAP Financial Measures
We use the following non-GAAP financial measures as supplemental performance measures of our business: NOI, segment NOI, FFO, Core FFO, Adjusted FFO, EBITDA, EBITDAre, and Adjusted EBITDA.
We calculate NOI as our total revenues less our cost of operations (excluding any depreciation and amortization, impairment charges, general and administrative expense, acquisition, transaction, and other expense, and restructuring and impairment expense). We calculate segment NOI as a segment’s revenues less its cost of operations (excluding any depreciation and amortization, impairment charges, general and administrative expense, acquisition, transaction, and other expense, and restructuring and impairment expense). We use segment NOI to evaluate our segments for purposes of making operating decisions and assessing performance in accordance with ASC 280, Segment Reporting. We believe NOI and segment NOI are helpful to investors as a supplemental performance measure to net income because they assist both investors and management in understanding the core operations of our business. There is no industry definition of NOI or segment NOI and, as a result, other REITs may calculate NOI or segment NOI, or other similarly-captioned metrics, in a manner different than we do.
The table below reconciles NOI to net income (loss), which is the most directly comparable financial measure calculated in accordance with GAAP, in each case for the the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)		(in millions)
Net income (loss)	$(80)	$(8)	$(128)	$11
General and administrative expense	127	124	251	239
Depreciation expense	164	136	322	265
Amortization expense	55	52	108	104
Acquisition, transaction, and other expense	12	15	20	26
Restructuring, impairment, and (gain) loss on disposals	15	3	15	7
Equity (income) loss, net of tax	1	—	3	—
(Gain) loss on foreign currency transactions, net	(2)	3	9	4
Interest expense, net	148	116	287	231
(Gain) loss on extinguishment of debt	—	—	7	—
Income tax expense (benefit)	7	—	(3)	(3)
NOI	$447	$441	$891	$884
We calculate EBITDA for Real Estate, or EBITDAre, in accordance with the standards established by the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT, defined as earnings before interest income or expense, taxes, depreciation and amortization, net loss or gain on sale of real estate, net of withholding taxes, impairment write-downs on real estate property, and adjustment to reflect share of EBITDAre of partially owned entities. EBITDAre is a measure commonly used in our industry, and we present EBITDAre to enhance investor understanding of our operating performance. We believe that EBITDAre provides investors and analysts with a measure of operating results unaffected by differences in capital structures, capital investment cycles, and useful life of related assets among otherwise comparable companies.
We also calculate our Adjusted EBITDA as EBITDAre further adjusted for the effects of gain or loss on the sale of non-real estate assets, gain or loss on the destruction of property (net of insurance proceeds), other nonoperating income or expense, acquisition, restructuring, and other expense, foreign currency exchange gain or loss, stock-based compensation expense, loss or gain on debt extinguishment and modification, impairment of investments in non-real estate, technology transformation, and reduction in EBITDAre from partially owned entities. We believe that the presentation of Adjusted EBITDA provides a measurement of our operations that is meaningful to investors because it excludes the effects of certain items that are otherwise included in EBITDAre but which we do not believe are indicative of our core business operations. EBITDAre and Adjusted EBITDA are not measurements of financial performance under GAAP, and our EBITDAre and Adjusted EBITDA may not be comparable to similarly titled measures of other companies. You should not consider our EBITDAre and Adjusted EBITDA as alternatives to net income or cash flows from operating activities determined in accordance with GAAP. Our calculations of EBITDAre and Adjusted EBITDA have limitations as analytical tools, including the following:
•these measures do not reflect our historical or future cash requirements for maintenance capital expenditures or growth and expansion capital expenditures;
•these measures do not reflect changes in, or cash requirements for, our working capital needs;

•these measures do not reflect the interest expense, or the cash requirements necessary to service interest or principal payments, on our indebtedness;
•these measures do not reflect our tax expense or the cash requirements to pay our taxes; and
•although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future and these measures do not reflect any cash requirements for such replacements.
We use EBITDA, EBITDAre, and Adjusted EBITDA as measures of our operating performance and not as measures of liquidity. The table below reconciles EBITDA, EBITDAre, and Adjusted EBITDA to net income (loss), which is the most directly comparable financial measure calculated in accordance with GAAP, in each case for the the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Net income (loss)	$(80)	$(8)	$(128)	$11
Adjustments:
Depreciation and amortization expense	219	188	430	369
Interest expense, net	148	116	287	231
Income tax expense (benefit)	7	—	(3)	(3)
EBITDA	$294	$296	$586	$608
Adjustments:
Net loss (gain) on sale of real estate assets	3	1	3	2
Impairment write-downs on real estate property	5	1	5	1
Allocation of EBITDAre of noncontrolling interests	—	(2)	(1)	(2)
EBITDAre	$302	$296	$593	$609
Adjustments:
Net (gain) loss on sale of non-real estate assets	(1)	(1)	(2)	(2)
Acquisition, restructuring, and other	17	16	26	30
Technology transformation	7	—	10	—
Loss from property destruction	1	—	1	—
Interest expense and tax expense from unconsolidated JVs	2	1	2	2
Depreciation and amortization expense from unconsolidated JVs	2	2	3	3
(Gain) loss on foreign currency exchange transactions, net	(2)	3	9	4
Stock-based compensation expense	6	6	11	11
(Gain) loss on extinguishment of debt	—	—	7	—
Allocation adjustments of noncontrolling interests	—	—	1	—
Adjusted EBITDA	$334	$323	$661	$657

We calculate funds from operations, or FFO, in accordance with the standards established by the Board of Governors of the NAREIT. NAREIT defines FFO as net income or loss determined in accordance with GAAP, excluding extraordinary items as defined under GAAP and gains or losses from sales of previously depreciated operating real estate assets, plus specified non-cash items, such as real estate asset depreciation and amortization, in-place lease intangible amortization, real estate asset impairment, and our share of reconciling items for partially owned entities. We believe that FFO is helpful to investors as a supplemental performance measure because it excludes the effect of depreciation, amortization, and gains or losses from sales of real estate, all of which are based on historical costs, which implicitly assumes that the value of real estate diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, FFO can facilitate comparisons of operating performance between periods and among other equity REITs.
We calculate core funds from operations, or Core FFO, as FFO adjusted for the effects of gain or loss on the sale of non-real estate assets, gain or loss on the destruction of property (net of insurance proceeds), finance lease ROU asset amortization -real estate, non-real estate impairments, acquisition, restructuring and other, other income or expense, loss on debt extinguishment and modifications and the effects of gain or loss on foreign currency exchange. We also adjust for the impact attributable to non-real estate impairments on unconsolidated joint ventures and natural disaster. We believe that Core FFO is helpful to investors as a supplemental performance measure because it excludes the effects of certain items which can create significant earnings volatility, but which do not directly relate to our core business operations. We believe Core FFO can facilitate comparisons of operating performance between periods, while also providing a more meaningful predictor of future earnings potential.
However, because FFO and Core FFO add back real estate depreciation and amortization and do not capture the level of maintenance capital expenditures necessary to maintain the operating performance of our properties, both of which have material economic impacts on our results from operations, we believe the utility of FFO and Core FFO as a measure of our performance may be limited.
We calculate adjusted funds from operations, or Adjusted FFO, as Core FFO adjusted for the effects of amortization of deferred financing costs, amortization of debt discount/premium amortization of above or below market leases, straight-line net operating rent, provision or benefit from deferred income taxes, stock-based compensation expense from grants under our equity incentive plans, non-real estate depreciation and amortization, non-real estate finance lease ROU asset amortization, and maintenance capital expenditures. We also adjust for Adjusted FFO attributable to our share of reconciling items of partially owned entities. We believe that Adjusted FFO is helpful to investors as a meaningful supplemental comparative performance measure of our ability to make incremental capital investments in our business and to assess our ability to fund distribution requirements from our operating activities.
FFO, Core FFO, and Adjusted FFO are used by management, investors and industry analysts as supplemental measures of operating performance of equity REITs. FFO, Core FFO and Adjusted FFO should be evaluated along with GAAP net income and net income per diluted share (the most directly comparable GAAP measures) in evaluating our operating performance. FFO, Core FFO, and Adjusted FFO do not represent net income or cash flows from operating activities in accordance with GAAP and are not indicative of our results of operations or cash flows from operating activities as disclosed in our condensed consolidated financial statements included elsewhere in this Quarterly Report. FFO, Core FFO, and Adjusted FFO should be considered as supplements, but not alternatives, to our net income or cash flows from operating activities as indicators of our operating performance. Moreover, other REITs may not calculate FFO in accordance with the NAREIT definition or may interpret the NAREIT definition differently than we do. Accordingly, our FFO may not be comparable to FFO as calculated by other REITs. In addition, there is no industry definition of Core FFO or Adjusted FFO and, as a result, other REITs may also calculate Core FFO or Adjusted FFO, or other similarly-captioned metrics, in a manner different than we do.

The table below reconciles FFO, Core FFO, and Adjusted FFO to net income (loss), which is the most directly comparable financial measure calculated in accordance with GAAP, in each case for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Net income (loss)	$(80)	$(8)	$(128)	$11
Adjustments:
Real Estate depreciation	91	76	176	156
In-place lease intangible amortization	3	2	5	4
Net loss (gain) on sale of real estate assets	3	1	3	3
Impairment write-downs on real estate property	5	1	5	2
Real estate depreciation, (gain) loss on sale of real estate and real estate impairments on unconsolidated JVs	—	1	1	2
Allocation of noncontrolling interests	—	—	(1)	—
FFO	$22	$73	$61	$178
Adjustments:
Net (gain) loss on sale of non-real estate assets	(1)	—	(2)	(2)
Finance lease ROU asset amortization - real estate related	18	18	36	35
Acquisition, restructuring, and other	18	16	27	31
Technology transformation	7	—	10	—
Loss on property destruction	1	—	1	—
(Gain) loss on foreign currency transactions, net	(2)	3	9	4
(Gain) loss on extinguishment of debt	—	—	7	—
Core FFO	$63	$110	$149	$246
Adjustments:
Non-real estate depreciation and amortization	101	87	201	162
Finance lease ROU asset amortization - non-real estate	6	5	13	11
Amortization of deferred financing costs	5	5	11	10
Amortization of debt discount / premium	—	—	—	1
Deferred income taxes expense (benefit)	(1)	(17)	(24)	(32)
Straight line net operating rent	—	1	(2)	2
Amortization of above market leases	—	—	—	1
Amortization of below market leases	(1)	—	(1)	(1)
Stock-based compensation expense	6	6	11	10
Recurring maintenance capital expenditures	(48)	(41)	(78)	(71)
Allocation related to unconsolidated JVs	2	1	3	1
Allocation of noncontrolling interests	3	—	1	(1)
Adjusted FFO	$136	$157	$284	$339
Liquidity and Capital Resources
As of June 30, 2024, we had $73 million of cash and cash equivalents and $1.0 billion available under our Revolving Credit Facility (net of outstanding standby letters of credit in the amount of $67 million, which reduce availability). We currently expect that our principal sources of funding will include:
•current cash balances;

•cash flows from operations;
•our credit facilities; and
•other forms of debt financings and equity offerings.
Our liquidity requirements and capital commitments primarily consist of:
•operating activities and overall working capital;
•capital expenditures;
•development and acquisition activities;
•capital contributions;
•debt service obligations; and
•stockholder distributions.
On July 26, 2024, we closed our IPO of 56,882,051 shares of our common stock at a price of $78.00 per share, with a subsequent exercise in full by the underwriters of their option to purchase from us an additional 8,532,307 shares of common stock that closed on July 31, 2024. The net proceeds to us from the IPO were approximately $4,875 million.
As of June 30, 2024, we expect that our funding sources as noted above will be adequate to meet our short-term liquidity requirements and capital commitments for the next 12 months. On February 15, 2024, we closed on our $2,400 million Delayed Draw Term Loan, the proceeds from which we used to repay our CMBS 4 loan on April 9, 2024, prior to maturity. Subsequently to June 30, 2024, we used a portion of the net proceeds from our IPO to repay the Delayed Draw Term Loan, our CMBS 5 loan, and a portion of our outstanding borrowings under the Revolving Credit Facility, investing the remaining cash into money market funds. For more information regarding these debt facilities refer to Note 9, Debt and Note 20, Subsequent events in the condensed consolidated financial statements included in this Quarterly Report. We expect to utilize the same sources of capital we will rely on to meet our short-term liquidity requirements to also meet our long-term liquidity requirements, which include funding our operating activities, our debt service obligations and stockholder distributions, and our future development and acquisition activities.
Dividends and Distributions
We are required to distribute at least 90% of our taxable income (excluding capital gains) on an annual basis in order to continue to qualify as a REIT for federal income tax purposes. Accordingly, we intend to make, but are not contractually bound to make, regular quarterly distributions to stockholders from cash flows from our operating activities. All such distributions are at the discretion of our board of directors. We consider market factors and our performance in addition to REIT requirements in determining distribution levels. Amounts accumulated for distribution to stockholders are primarily invested in interest-bearing accounts, which are consistent with our intention to maintain REIT status.
As a result of this distribution requirement, we cannot rely on retained earnings to fund our ongoing operations to the same extent that other companies which are not REITs can. We may need to continue to raise capital in the debt and equity markets to fund our working capital needs, as well as potential developments in new or existing properties or acquisitions. In addition, we may be required to use borrowings under our Revolving Credit Facility, if necessary, to meet REIT distribution requirements and maintain our REIT status.

Outstanding Indebtedness
The following table summarizes our outstanding indebtedness as of June 30, 2024 (in millions):

As of June 30,
2024
Fixed rate	$2,167
Variable rate—unhedged (includes ICE 5—6% interest rate cap not triggered)	4,696
Variable rate—hedged	2,500
Total debt	$9,363

Percent of total debt:
Fixed rate	23.1%
Variable rate—unhedged	50.2%
Variable rate—hedged	26.7%
The variable rate debt shown above bears interest at interest rates based on various one-month rates of which SOFR, EURIBOR, and CDOR are the most significant, depending on the respective agreement governing the debt, including our Revolving Credit Facility and Term Loan A. As of June 30, 2024, our debt had a weighted average term to maturity of approximately 3 years, assuming exercise of extension options.
For further information regarding outstanding indebtedness, please see Note 9, Debt and Note 20, Subsequent events in the condensed consolidated financial statements included in this Quarterly Report.
Senior Unsecured Notes
The following table provides details of outstanding Senior Unsecured Notes (balances in millions):

	Aggregate Principal Amount at Issuance		Maturity Date	Stated Interest Rate(1)	June 30, 2024	December 31, 2023
	Borrowing Currency	USD
Series A Senior Notes	$300	$300	August 20, 2026	2.22%	$300	$300
Series B Senior Notes	$375	375	August 20, 2028	2.52%	375	375
Series C Senior Notes	€128	137	August 20, 2026	0.89%	137	141
Series D Senior Notes	€251	269	August 20, 2031	1.26%	269	277
Series E Senior Notes	£145	183	August 20, 2026	1.98%	183	185
Series F Senior Notes	£130	164	August 20, 2028	2.13%	164	166
Series G Senior Notes	€80	86	August 20, 2027	3.33%	86	88
Series H Senior Notes	€110	118	August 20, 2029	3.54%	118	121
Series I Senior Notes	€50	54	August 20, 2032	3.74%	54	55
			Total Senior Unsecured Notes		$1,686	$1,708
__________________
(1)Interest on our Senior Unsecured Notes is payable semi-annually in arrears.
The Senior Unsecured Notes are the joint and several obligations of Lineage Logistics Holdings, LLC, Lineage Logistics, LLC, certain U.S. subsidiaries that guarantee or otherwise becomes liable, as a borrower or a co-borrower or otherwise, under any of our material debt facilities and, in the case of Senior Unsecured Notes denominated in currencies other than the U.S. dollar, Lineage Treasury Europe B.V. and certain non-U.S. subsidiaries that guarantee or otherwise becomes liable, as a borrower or a co-borrower or otherwise, under any of our material debt facilities. The Senior Unsecured Notes rank pari passu with our other senior unsecured indebtedness, including the Revolving Credit Facility and Term Loan A, and are subordinated to any of the obligors’ existing and future secured debt, including indebtedness incurred under the CMBS loans.
We may prepay the Senior Unsecured Notes in full or in part, at any time, subject to notice requirements and minimum principal amount requirements, at 100% of the principal amount so prepaid, and the make-whole amount determined for the prepayment date with respect to such principal amount, and accrued interest to the date of prepayment. In the event of certain changes in tax law, Lineage Logistics, LLC or Lineage Treasury Europe B.V. may prepay the Senior Unsecured Notes at 100% of the principal amount so prepaid, and a modified make-whole amount and accrued interest to the date of prepayment. Upon a change of control or becoming subject to sanctions, Lineage Logistics, LLC must offer to prepay the entire unpaid principal amount of the Senior Unsecured Notes and accrued interest to the date of prepayment.
The note purchase agreements governing the Senior Unsecured Notes contain covenants that, among other things, limit our ability to incur additional debt, create liens against our assets, make acquisitions, pay dividends or distributions on our stock, repurchase our stock, merge or consolidate with another entity, transfer or sell assets, enter into transactions with affiliates, change our line of business, enter into negative pledges, and conduct activities that would result in us being subject to sanctions or violating sanctions. The note purchase agreements also require us to maintain a total leverage ratio, unsecured leverage ratio, secured leverage ratio, and fixed charge coverage ratio each quarter at the same levels as those set forth in the Revolving Credit and Term Loan Agreement. As of June 30, 2024, we were in compliance with our covenants under the note purchase agreements. The note purchase agreements governing the Senior Unsecured Notes also contain customary events of default, including defaults in the payment of principal, interest or fees, defaults in compliance with the covenants set forth in the note purchase agreements, cross-defaults to certain other indebtedness, and bankruptcy and other insolvency defaults.
Security Interests in Customers’ Products
By operation of law and in accordance with our warehouse customer contracts (other than leases), we typically receive warehouseman’s liens on products held in our warehouses to secure customer payments. Such liens typically permit us to take control of the products and sell them to third parties in order to recover any monies receivable on a delinquent account, but such products may be perishable or otherwise not available to us for re-sale.
Our credit loss expense relating to customer receivables was $2 million and $2 million for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024 and December 31, 2023, we maintained allowances for uncollectible balances of $7 million and $7 million, respectively, which we believed to be adequate.

Maintenance Capital Expenditures and Repair and Maintenance Expenses
Lineage prides itself on maintaining its facilities, fleet and railcars at a high standard. We regularly update long-range maintenance plans by asset to ensure that our assets maintain the high quality and operational efficiency that our customers expect from us.
Maintenance Capital Expenditures
Maintenance capital expenditures are capitalized funds used to maintain assets that will result in an extended useful life. This includes the cost to purchase and install, repair, or construct assets when it results in a useful life longer than one year and the installed cost per asset is over a de minimis threshold. Maintenance capital expenditures are related to both our global warehousing segment and global integrated solutions segment, including information technology, and are all, in management’s judgment, recurring in nature. These expenditures include maintenance performed multiple times over the lifetime of the facility or asset, such as replacing or repairing roofs, refrigeration systems, racking, material handling equipment, and fleet. These expenditures also include information technology maintenance to existing servers, equipment, and software.

The following table sets forth our recurring maintenance capital expenditures for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
Global warehousing	$34	$30	$54	$53
Global integrated solutions	4	4	9	9
Information technology and other	10	5	15	8
Maintenance capital expenditures	$48	$39	$78	$70
Repair and Maintenance Expenses
Repair and maintenance expenses are incurred when assets need repair or replacement and do not qualify as capital expenditures. If the work does not materially extend the useful life of the asset or the asset value is less than a de minimis threshold, it would be recorded as an operating expense under repair and maintenance expenses. Examples include ordinary repairs on roofs, racking, refrigeration, and material handling equipment. Project related expenses are excluded.
The following table sets forth our repair and maintenance expenses for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
Global warehousing	$36	$34	$69	$67
Global integrated solutions	13	15	27	28
Repair and maintenance expenses	$49	$49	$96	$95
Integration Capital Expenditures
Integration capital expenditures are capitalized funds related to integrating acquired assets and businesses. Integration capital expenditures are one-time expenditures. These are typically acquisition-related costs, including maintenance on acquired assets that are beyond their useful life at the time of acquisition, rebranding expenditures, and information technology expenditures to standardize system usage across our business, and also include certain non-acquisition related costs, including safety and compliance projects to comply with any applicable policies, laws, or codes, such as installation of site security or a new fire suppression system, as well as freon to ammonia conversions.
The following table sets forth our integration capital expenditures for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
Global warehousing	$10	$10	$18	$14
Global integrated solutions	1	12	1	17
Information technology and other	4	4	13	11
Integration capital expenditures	$15	$26	$32	$42

External Growth Capital Investments
External growth capital investments include acquisitions, greenfield projects and expansion initiatives, information technology platform enhancements, and other capital projects which result in an economic return. We divide growth projects into the following categories:
•Acquisitions: The purchase of an external company or facility. Also includes the purchase of the real estate of facilities we currently lease.
•Greenfields and Expansions: Projects either to build a new facility, including the purchase of land, or to increase the size of an existing warehouse (as measured by cubic feet). The costs associated with construction and materials are included.
•Energy and Economic Return: Energy return projects are intended to increase energy efficiency by decreasing the amount of kWh or fossil fuels consumed or reducing the cost to procure energy. Common examples include installing new LED technology, installing solar panels at a warehouse, and electrification of transportation fleet. Economic return projects require an investment of capital for a future cash flow and/or NOI benefit that is not an acquisition, greenfield, expansion, or energy project. Examples include addition of blast cells, racking replacement, re-rack for additional pallet positions, replacing freezer doors, purchasing compressors, buying out leased equipment, and purchasing new rail cars.
•Information Technology Transformation and Growth: Capital investments focused on (a) warehouse operations efficiency – deploying technology that leverages advanced algorithms and artificial intelligence to increase labor productivity and higher utilization; (b) customer experience and service – building and implementing technology solutions to improve response times, automate common tasks, and offer seamless multi-channel support elevating both customer and employee experience; and (c) sales management, pricing and billing – creating and integrating IT systems to streamline sales processes, optimize pricing, and enhance billing accuracy and efficiency.
The following table sets forth our external growth capital investments for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
Acquisitions, including equity issued and net of cash acquired and adjustments	$14	$3	$73	$16
Greenfield and expansion expenditures	95	70	131	164
Energy and economic return initiatives	25	28	47	68
Information technology transformation and growth initiatives	15	18	27	35
External growth capital investments	$149	$119	$278	$283
We completed one acquisition in each of the three months ended June 30, 2024 and 2023, and two acquisitions in each of the six months ended June 30, 2024 and 2023. Refer to Note 4, Business combinations and asset acquisitions of the condensed consolidated financial statements included in this Quarterly Report for more information regarding business combinations and asset acquisitions.
The greenfield and expansion expenditures of $95 million and $131 million during the three months and six months ended June 30, 2024 relate primarily to projects that remain under construction as of June 30, 2024. The greenfield and expansion expenditures of $70 million and $164 during the three months and six months ended June 30, 2023 related primarily to projects that were completed in 2023 or are expected to be completed in 2024.
Energy and economic return initiatives include $25 million and $28 million of corporate initiatives and smaller customer driven growth projects incurred during the three months ended June 30, 2024 and 2023, respectively. Energy and economic return initiatives include $47 million and $68 million of corporate initiatives and smaller customer-driven growth projects incurred during the six months ended June 30, 2024 and 2023, respectively.

In implementing and developing new IT systems globally, we invested $15 million and $18 million during the three months ended June 30, 2024 and 2023, respectively and $27 million and $35 million during the six months ended June 30, 2024 and 2023, respectively.
Historical Cash Flows
The following summary discussion of our cash flows is based on the condensed consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.

	Six Months Ended June 30,
	2024	2023
	(in millions)
Net cash provided by operating activities	$260	$336
Net cash used in investing activities	$(398)	$(454)
Net cash provided by financing activities	$144	$54
Operating Activities
For the six months ended June 30, 2024, our net cash provided by operating activities was $260 million, compared to $336 million for the six months ended June 30, 2023. The decrease was primarily due to a reduction in net income (loss) adjusted for non-cash items and unfavorable changes in working capital, most significantly in accounts payable and accrued liabilities and deferred revenue and accounts receivable.
Investing Activities
For the six months ended June 30, 2024, cash used for investing activities was $398 million. This was driven by $333 million in additions to property, plant, and equipment, primarily for growth capital expenditures. In addition, we invested $73 million in the acquisitions of Entrepôt du Nord Inc and Eurofrigor.
For the six months ended June 30, 2023, cash used for investing activities was $454 million. This was driven by $428 million in additions to property, plant, and equipment, primarily for growth capital expenditures. In addition, we invested $21 million in our investment in Emergent Cold LatAm Holdings, LLC and $13 million in an acquisition in Christchurch, New Zealand.
Refer to Note 4, Business combinations and asset acquisitions in the condensed consolidated financial statements included in this Quarterly Report for more information regarding business combinations and asset acquisitions.
Financing Activities
Our net cash provided by financing activities was $144 million for the six months ended June 30, 2024. Cash provided by financing activities during 2024 was primarily driven by $1,231 million of net borrowings on revolving credit lines, partially offset by net outflows of $860 million for net repayments of long-term debt and finance leases, $123 million for distributions, $44 million for financing fees, $25 million for redemption of common stock, and $16 million for payment of deferred consideration liabilities.
Our net cash provided by financing activities was $54 million for the six months ended June 30, 2023. Cash provided by financing activities during 2023 was primarily driven by $145 million of capital contributions and $37 million of net borrowings on revolving credit lines. This was partially offset by outflows of $48 million for repayments of long-term debt and finance leases, $33 million for payment of deferred and contingent consideration liabilities, $23 million for distributions, $10 million for redemption of units issued as stock compensation, $8 million for equity raise costs, and $3 million for redemption of common stock.
Off-Balance Sheet Arrangements
As of June 30, 2024 and December 31, 2023, we had no material off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Critical Accounting Policies and Estimates
The condensed consolidated financial statements have been prepared in accordance with U.S. GAAP, which requires management to make estimates, assumptions, and judgments in certain circumstances that affect the reported amounts of assets, liabilities, and contingencies as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We base our estimates on historical experience and on various other assumptions that we believe to be most appropriate and reasonable. Actual results may differ from these estimates under different assumptions or conditions.
There have been no material changes to our critical accounting policies and estimates as described in our Prospectus.
New Accounting Pronouncements
Refer to Note 1 to our condensed consolidated financial statements included elsewhere in this Form 10-Q for more information regarding applicable new accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our future income and cash flows relevant to financial instruments are dependent upon prevalent market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates.
As of June 30, 2024, we had $5,811 million of variable-rate debt under our revolver and term loan agreements bearing interest at 5.25%, plus a margin of up to 1.60%. We have entered into interest rate hedges to effectively lock in the floating rates on $2,500 million of our variable-rate debt at a weighted average rate of 1.40% plus a margin of 160 basis points. These hedges include swapping $1,000 million of borrowings under the Term Loan to a weighted average fixed interest rate of 0.49% plus a margin of 160 basis points through 2025 and 2% caps (plus margin) totaling $1,500 million on other variable-rate debt that expire in January 2026. As a result, our exposure to changes in interest rates as of June 30, 2024 primarily consists of our $1,298 million of borrowings under CMBS 5, which has a 6% interest rate cap that, as of June 30, 2024, was untriggered, and $2,400 billion of borrowings on the Delayed Draw Term Loan. As of June 30, 2024, one-month term and daily SOFR were approximately 5.3%, therefore a 100 basis point increase in market interest rates would result in an increase in interest expense to service our variable-rate debt of approximately $40 million. A 100 basis point decrease in market interest rates would result in a decrease in interest of approximately $49 million. Subsequently to June 30, 2024, CMBS 5 and Delayed Draw Term Loan were each repaid in full using net proceeds from our IPO.
Foreign Currency Risk
We are exposed to foreign currency exchange variability related to investments in and earnings from our foreign subsidiaries, as the revenues and expenses of these subsidiaries are typically generated in the currencies of the countries in which they operate. Foreign currency market risk is the possibility that our results of operations or financial position could be better or worse than planned because of changes in foreign currency exchange rates. When the local currencies in these countries decline relative to our reporting currency, the U.S. dollar, our consolidated revenues, NOI margins, and net investment in properties and operations outside the United States decrease. The impact of currency fluctuations on our earnings is partially mitigated by the fact that most operating and other expenses are also incurred and paid in the local currency. The impact of devaluation or depreciating currency on an entity depends on the residual effect on the local economy and the ability of an entity to raise prices and/or reduce expenses. Due to our constantly changing currency exposure and the potential substantial volatility of currency exchange rates, we cannot predict the effect of exchange rate fluctuations on our business. As a result, changes in the relation of the currency of our international operations to U.S. dollars may also affect the book value of our assets and the amount of total equity. A hypothetical 10% depreciation in the U.S. dollar relative to the year-end functional currencies of our foreign subsidiaries would have resulted in a reduction in our total equity of approximately $330 million as of June 30, 2024.
Gains or losses from translating the financial statements of our foreign subsidiaries are reflected in the accumulated other comprehensive income (loss) component of equity within our condensed consolidated financial statements included in this Quarterly Report.
We enter into foreign currency derivative instruments to manage our exposure to fluctuations in exchange rates between the functional currencies of our subsidiaries and the currencies of the underlying cash flows. All derivatives are recognized on the consolidated balance sheet at fair value.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosures controls and procedures were not effective as of June 30, 2024 due to the existence of the material weakness in our internal control over financial reporting identified in connection with the audit of our consolidated financial statements for the year ended December 31, 2023, as described below, which continues to exist as of June 30, 2024. Notwithstanding the material weakness described below, management believes the condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly present, in all material respects, the Company’s financial condition, results of operations, and cash flows for the periods presented in accordance with generally accepted accounting principles in the United States.
As previously reported in our Prospectus, in connection with its audit of our consolidated financial statements for the year ended December 31, 2023, our independent registered public accounting firm identified a material weakness in internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. The identified material weakness arises from our failure to timely complete our risk assessment and design, implement and/or effectively operate controls for a sufficient period of time.
We have implemented measures and are actively engaged in remediation efforts to address this material weakness, including the hiring of additional internal resources and the engagement of third-party specialists. Designing and implementing an effective system of internal control over financial reporting is a continuous effort that requires significant resources, including the expenditure of a significant amount of time by senior members of our management team. We will be required to document and test our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, so that our management can certify as to the effectiveness of our internal control over financial reporting beginning with our annual report on Form 10-K for the year ending December 31, 2025. The material weakness will not be considered remediated until the relevant controls are designed, implemented, and operate for a sufficient period of time, and management has tested and concluded that these controls are operating effectively.
Changes in Internal Control over Financial Reporting
Other than remediation efforts described above, there have been no changes in our internal control over financial reporting identified during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

Part II - Other Information
Item 1. Legal Proceedings
The Company, from time to time and in the normal course of business, is party to various claims, lawsuits, arbitrations, and regulatory actions. In the opinion of management, we are not currently party to any legal proceedings that would have a material impact on our business, financial condition, or results of operations, nor is a property of the Company subject to any material pending legal proceedings.
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in “Risk Factors” included in the Prospectus.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth all unregistered sales of securities made by us during the three months ended June 30, 2024:

Date	Securities Issued	Purchaser	Consideration	Exemption from Registration
April 24, 2024	32,202 shares of common stock underlying restricted stock units	Employees of the Company	Provision of services	Rule 701 promulgated under Section 3(b) of the Securities Act
June 15, 2024	11,650.34 shares of common stock	BGLH	Provision of services	Section 4(a)(2)
June 30, 2024	2,590.67 shares of common stock underlying restricted stock units	BGLH	Provision of services	Section 4(a)(2)
On July 26, 2024, we closed our IPO of 56,882,051 shares of our common stock at a price of $78.00 per share, with a subsequent exercise in full by the underwriters of their option to purchase from us an additional 8,532,307 shares of common stock that closed on July 31, 2024. We raised net proceeds of $4,875 million, after deducting the underwriting discounts and commissions of approximately $191 million and estimated offering expenses. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities or (iii) any of our affiliates. All shares sold were registered pursuant to a registration statement on Form S-11 (File No. 333-280470), as amended (the “Registration Statement”), which was declared effective by the SEC on July 24, 2024. Morgan Stanley & Co. LLC, Goldman Sachs & Co, LLC, BofA Securities, Inc., J.P. Morgan Securities LLC and Wells Fargo Securities, LLC acted as representatives of the underwriters for the IPO. The offering terminated after the sale of all securities registered pursuant to the Registration Statement.
We contributed the net proceeds to our operating partnership in exchange for OP units. The Company used a portion of the net proceeds to repay in full the Delayed Draw Term Loan and CMBS 5 and a portion of borrowings under the Revolving Credit Facility. There has been no material change in the use of proceeds from our IPO as described in the Prospectus.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the period ended June 30, 2024, as such terms are defined under Item 408(a) of Regulation S-K. Additionally, we did not adopt or terminate a Rule 10b5–1 trading arrangement during the period ended June 30, 2024.

Item 6. Exhibits

Exhibit No.	Description
3.1	Articles of Amendment and Restatement of Lineage, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (File No. 333-280997), filed on July 25, 2024)
3.2	Amended and Restated Bylaws of Lineage, Inc. (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (File No. 333-280997), filed on July 25, 2024)
10.1	Agreement of Limited Partnership of Lineage OP, LP (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 26, 2024)
10.2	Unit Designation – Legacy Units of Lineage OP, LP (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on July 26, 2024)
10.3	Ninth Amended and Restated Operating Agreement of Lineage Logistics Holdings, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on July 26, 2024)
10.4†
Form of Restrictive Covenants Agreement between Lineage, Inc. and each of Adam Forste and Kevin Marchetti (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-11 (File No. 333-280470), filed on June 26, 2024)

10.5†	Form of LMEP I Restricted Unit Grant Agreement (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-11 (File No. 333-280470), filed on June 26, 2024)
10.6†	Form of LMEP II Restricted Unit Grant Agreement (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-11 (File No. 333-280470), filed on June 26, 2024)
10.7†	Amended and Restated 2024 Incentive Award Plan (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-11 (File No. 333-280470), filed on June 26, 2024)
10.8†
Form of Performance LTIP Unit Agreement (Amended and Restated 2024 Incentive Award Plan) (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-11 (File No. 333-280470), filed on July 16, 2024)

10.9†
Form of Time-Based LTIP Unit Agreement (Amended and Restated 2024 Incentive Award Plan) (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-11 (File No. 333-280470), filed on June 26, 2024)

10.10†
Form of Performance RSU Agreement (Amended and Restated 2024 Incentive Award Plan) (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-11 (File No. 333-280470), filed on July 16, 2024)

10.11†
Form of Time-Based RSU Agreement (Amended and Restated 2024 Incentive Award Plan) (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-11 (File No. 333-280470), filed on June 26, 2024)

10.12†
Form of Stock Payment Agreement (Amended and Restated 2024 Incentive Award Plan) (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-11 (File No. 333-280470), filed on June 26, 2024)

10.13†
Director Form of Time-Based RSU Agreement (Amended and Restated 2024 Incentive Award Plan) (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-11 (File No. 333-280470), filed on June 26, 2024)

10.14†	Form of Executive Severance Plan (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-11 (File No. 333-280470), filed on June 26, 2024)
10.15†	Form of Non-Employee Director Compensation Program (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-11 (File No. 333-280470), filed on June 26, 2024)
10.16†	Amended and Restated Employment Agreement by and between Lineage, Inc., Lineage Logistics Services, LLC, Lineage Logistics Holdings, LLC and Greg Lehmkuhl
10.17†	Amended and Restated Employment Agreement by and between Lineage, Inc., Lineage Logistics Services, LLC, Lineage Logistics Holdings, LLC and Rob Crisci

10.18
Transition Services Agreement, dated July 24, 2024, between Lineage Logistics Holdings, LLC and Bay Grove Management Company, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on July 26, 2024)

10.19
Stockholders Agreement, dated July 24, 2024, among Lineage, Inc. and the investors party thereto (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed on July 26, 2024)

10.20
Registration Rights Agreement, dated July 24, 2024, between Lineage, Inc. and BG Lineage Holdings, LLC (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed on July 26, 2024)

10.21
Registration Rights Agreement, dated July 24, 2024, among Lineage, Inc., Adam Forste, Kevin Marchetti and the other holders party thereto (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed on July 26, 2024)

10.22
Aircraft Time Sharing Agreement, dated July 24, 2024, between Bay Grove Capital, LLC and Lineage, Inc. (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed on July 26, 2024)

10.23
Put Option Agreement, dated July 24, 2024, among Lineage, Inc., Lineage OP, LP, Lineage Logistics Holdings, LLC and BG Lineage Holdings, LLC (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K, filed on July 26, 2024)

10.24	Expense Reimbursement and Indemnification Agreement, dated July 24, 2024 (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K, filed on July 26, 2024)
10.25
First Amendment to Amended and Restated Revolving Credit and Term Loan Agreement, dated as of June 25, 2024, among Lineage Logistics, LLC, Lineage Logistics Holdings, LLC, Lineage OP, LLC, Lineage, Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the other agents and lenders named therein (incorporated by reference to Exhibit 10.40 to the Company’s Registration Statement on Form S-11 (File No. 333-280470), filed on July 16, 2024)

31.1**	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial information from the Company’s Quarterly Report on Form 10 Q for the period ended June 30, 2024 is formatted in iXBRL (“eXtensible Business Reporting Language”): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations and comprehensive income (loss), (iii) condensed consolidated statements of redeemable noncontrolling interests and equity, (iv) condensed consolidated statements of cash flows and (v) the notes to condensed consolidated financial statements.
104	Cover Page Interactive Data File (embedded within the iXBRL document).
† Indicates management contract or compensatory plan.
** Furnished herewith. The certifications attached as Exhibits 32.1 and 32.2 to this Quarterly Report are deemed furnished and not filed with the SEC and are not to be incorporated by reference into any filing of the Company under the Securities Act or the Exchange Act, whether made before or after the date of this Quarterly Report, irrespective of any general incorporation language contained in such filing.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lineage, Inc.
(Registrant)

August 21, 2024	/s/ Abigail Fleming
Date	(Signature)
Abigail Fleming
Chief Accounting Officer