Form 10-Q
period 2024-09-30
Lineage, Inc.
filed 2024-11-06
CIK 1868159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of October 31, 2024, the registrant had outstanding 228,411,730 shares of common stock.

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
•continued volatility in interest rates;
•increased power, labor or construction costs;
•changes in consumer demand or preferences for products we store in our warehouses;
•decreased storage rates or increased vacancy rates;
•labor shortages or our inability to attract and retain talent;
•changes in, or the failure or inability to comply with, government regulation;
•a failure of our information technology systems, systems conversions and integrations, cybersecurity attacks or a breach of our information security systems, networks, or processes;
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

Part I - Financial Information
Item 1. Financial Statements

LINEAGE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except par values)

	September 30,	December 31,
	2024	2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$409	$68
Restricted cash	3	3
Accounts receivable, net	901	913
Inventories	175	171
Prepaid expenses and other current assets	111	101
Total current assets	1,599	1,256
Non-current assets:
Property, plant, and equipment, net	10,665	10,571
Finance lease right-of-use assets, net	1,305	1,243
Operating lease right-of-use assets, net	659	724
Equity method investments	120	113
Goodwill	3,444	3,394
Other intangible assets, net	1,221	1,280
Other assets	243	290
Total assets	$19,256	$18,871
Liabilities, Redeemable Noncontrolling Interests, and Equity
Current liabilities:
Accounts payable and accrued liabilities	$1,276	$1,137
Accrued dividends and distributions	97	110
Deferred revenue	83	94
Current portion of long-term debt, net	39	24
Total current liabilities	1,495	1,365
Non-current liabilities:
Long-term finance lease obligations	1,296	1,305
Long-term operating lease obligations	632	692
Deferred income tax liability	322	370
Long-term debt, net	4,955	8,958
Other long-term liabilities	434	159
Total liabilities	9,134	12,849
Commitments and contingencies (Note 17)
Redeemable noncontrolling interests	39	349
Stockholders’ equity:
Common stock, $0.01 par value per share – 500 authorized shares; 228 issued and outstanding at September 30, 2024 and 162 issued and outstanding at December 31, 2023	2	2
Additional paid-in capital - common stock	10,744	5,961
Series A preferred stock, $0.01 par value per share – 100 authorized shares; no issued and outstanding shares at September 30, 2024 and less than 1 issued and outstanding shares, with an aggregate liquidation preference of $1 at December 31, 2023	—	1
Retained earnings (accumulated deficit)	(1,662)	(879)
Accumulated other comprehensive income (loss)	(58)	(34)
Total stockholders’ equity	9,026	5,051
Noncontrolling interests	1,057	622
Total equity	10,083	5,673
Total liabilities, redeemable noncontrolling interests, and equity	$19,256	$18,871
See accompanying notes to condensed consolidated financial statements.

LINEAGE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(unaudited)
Net revenues	$1,335	$1,329	$4,001	$4,008
Cost of operations	897	899	2,672	2,694
General and administrative expense	143	122	394	361
Depreciation expense	156	137	478	402
Amortization expense	54	51	162	155
Acquisition, transaction, and other expense	592	19	612	45
Restructuring, impairment, and (gain) loss on disposals	8	4	23	11
Total operating expense	1,850	1,232	4,341	3,668
Income from operations	(515)	97	(340)	340
Other income (expense):
Equity income (loss), net of tax	—	(2)	(3)	(2)
Gain (loss) on foreign currency transactions, net	14	(5)	5	(9)
Interest expense, net	(82)	(126)	(369)	(357)
Gain (loss) on extinguishment of debt	(6)	—	(13)	—
Other nonoperating income (expense), net	1	(19)	1	(19)
Total other income (expense), net	(73)	(152)	(379)	(387)
Net income (loss) before income taxes	(588)	(55)	(719)	(47)
Income tax expense (benefit)	(45)	(5)	(48)	(8)
Net income (loss)	(543)	(50)	(671)	(39)
Less: Net income (loss) attributable to noncontrolling interests	(58)	(11)	(78)	(13)
Net income (loss) attributable to Lineage, Inc.	$(485)	$(39)	$(593)	$(26)

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on foreign currency hedges and interest rate hedges	(46)	(10)	(56)	(29)
Foreign currency translation adjustments	115	(78)	29	(29)
Comprehensive income (loss)	(474)	(138)	(698)	(97)
Less: Comprehensive income (loss) attributable to noncontrolling interests	(50)	(21)	(81)	(20)
Comprehensive income (loss) attributable to Lineage, Inc.	$(424)	$(117)	$(617)	$(77)

Basic earnings (loss) per share	$(2.44)	$(0.26)	$(3.54)	$(0.30)
Diluted earnings (loss) per share	$(2.44)	$(0.26)	$(3.54)	$(0.30)

Weighted average common shares outstanding:
Basic	210	162	178	162
Diluted	210	162	178	162
See accompanying notes to condensed consolidated financial statements.

LINEAGE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY (Unaudited)

		Common Stock
(in millions)	Redeemable noncontrolling interests	Number of shares	Amount at par value	Additional paid-in capital	Series A preferred stock	Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total equity
Balance as of December 31, 2023	$349	162	$2	$5,961	$1	$(879)	$(34)	$622	$5,673
Distributions	(1)	—	—	—	—	—	—	(12)	(12)
Stock-based compensation	—	—	—	3	—	—	—	2	5
Other comprehensive income (loss)	—	—	—	—	—	—	(63)	(8)	(71)
Redemption of redeemable noncontrolling interests	(6)	—	—	—	—	—	—	—	—
Redemption of common stock	—	—	—	(25)	—	—	—	—	(25)
Expiration of redemption option	(92)	—	—	65	—	—	—	27	92
Accretion of redeemable noncontrolling interests	6	—	—	(6)	—	—	—	—	(6)
Net income (loss)	—	—	—	—	—	(40)	—	(8)	(48)
Reallocation of noncontrolling interests	—	—	—	(7)	—	—	—	7	—
Balance as of March 31, 2024	256	162	2	5,991	1	(919)	(97)	630	5,608
Common stock issuances, net of equity raise costs	—	—	—	1	—	—	—	—	1
Distributions	—	—	—	—	—	—	—	(12)	(12)
Stock-based compensation	—	—	—	4	—	—	—	2	6
Other comprehensive income (loss)	—	—	—	—	—	—	(22)	(3)	(25)
Redeemable noncontrolling interest adjustment	4	—	—	(4)	—	—	—	—	(4)
Accretion of redeemable noncontrolling interests	2	—	—	(2)	—	—	—	—	(2)
Net income (loss)	—	—	—	—	—	(68)	—	(12)	(80)
Reallocation of noncontrolling interests	—	—	—	(9)	—	—	—	9	—
Balance as of June 30, 2024	262	162	2	5,981	1	(987)	(119)	614	5,492
Common stock issuances, net of equity raise costs	—	65	—	4,873	—	—	—	—	4,873
Assumption of the Put Option liability	—	—	—	—	—	(103)	—	—	(103)
Dividends ($0.38 per common share) and other distributions ($0.38 per OP Unit and OPEU)	—	—	—	—	—	(87)	—	(13)	(100)
Stock-based compensation	—	2	—	147	—	—	—	13	160
Withholding of common stock for employee taxes	—	(1)	—	(46)	—	—	—	—	(46)
Other comprehensive income (loss)	—	—	—	—	—	—	61	8	69
Conversion of Management Profits Interests Class C units	—	—	—	(61)	—	—	—	61	—
Redemption of preferred shares and OPEUs	—	—	—	(46)	(1)	—	—	(29)	(76)
Reimbursement of Advance Distributions	—	—	—	—	—	—	—	198	198
Reclassification of the Preference Shares	(229)	—	—	(22)	—	—	—	—	(22)
Issuance of OPEUs and settlement of Class D Units	—	—	—	114	—	—	—	73	187
Redeemable noncontrolling interest adjustment	4	—	—	(4)	—	—	—	—	(4)
Accretion of redeemable noncontrolling interests	3	—	—	(3)	—	—	—	—	(3)
Net income (loss)	(1)	—	—	—	—	(485)	—	(57)	(542)
Reallocation of noncontrolling interests	—	—	—	(189)	—	—	—	189	—
Balance as of September 30, 2024	$39	228	$2	$10,744	$—	$(1,662)	$(58)	$1,057	$10,083
See accompanying notes to condensed consolidated financial statements.

LINEAGE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY (Unaudited)

		Common Stock
(in millions)	Redeemable noncontrolling interests	Number of shares	Amount at par value	Additional paid-in capital	Series A preferred stock	Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total equity
Balance as of December 31, 2022	$298	160	$2	$5,915	$1	$(713)	$(37)	$641	$5,809
Common stock issuances, net of equity raise costs		2	—	140	—	—	—	—	140
Contributions from noncontrolling interests				3	—	—	—	2	5
Distributions	—	—	—	—	—	—	—	(12)	(12)
Stock-based compensation		—	—	3	—	—	—	2	5
Other comprehensive income (loss)	—	—	—	—	—	—	(8)	(1)	(9)
Redemption of common stock	—	—	—	(3)	—	—	—	—	(3)
Redemption of units issued as stock compensation	—	—	—	(9)	—	—	—	(1)	(10)
Redeemable noncontrolling interest adjustment	4	—	—	(4)	—	—	—	—	(4)
Accretion of redeemable noncontrolling interests	9	—	—	(9)	—	—	—	—	(9)
Net income (loss)	—	—	—	—	—	18	—	1	19
Reallocation of noncontrolling interests	—	—	—	(21)	—	—	2	19	—
Balance as of March 31, 2023	311	162	2	6,015	1	(695)	(43)	651	5,931
Common stock issuances, net of equity raise costs	—	—	—	2	—	—	—	—	2
Distributions	—	—	—	—	—	—	—	(12)	(12)
Stock-based compensation	—	—	—	4	—	—	—	2	6
Other comprehensive income (loss)	—	—	—	—	—	—	35	4	39
Accretion of redeemable noncontrolling interests	9	—	—	(9)	—	—	—	—	(9)
Net income (loss)	—	—	—	—	—	(5)	—	(3)	(8)
Reallocation of noncontrolling interests	—	—	—	(11)	—	—	—	11	—
Balance as of June 30, 2023	320	162	2	6,001	1	(700)	(8)	653	5,949
Distributions	—	—	—	—	—	—	—	(11)	(11)
Stock-based compensation	—	—	—	4	—	—	—	4	8
Other comprehensive income (loss)	(1)	—	—	—	—	—	(78)	(9)	(87)
Noncontrolling interests acquired in business combinations	7	—	—	—	—	—	—	—	—
Sale of noncontrolling interests	—	—	—	—	—	—	—	(4)	(4)
Redemption of units issued as stock compensation	—	—	—	(3)	—	—	—	—	(3)
Redeemable noncontrolling interest adjustment	(6)	—	—	6	—	—	—	—	6
Accretion of redeemable noncontrolling interests	9	—	—	(9)	—	—	—	—	(9)
Net income (loss)	—	—	—	—	—	(39)	—	(11)	(50)
Reallocation of noncontrolling interests	—	—	—	(10)	—	—	(1)	11	—
Balance as of September 30, 2023	$329	162	$2	$5,989	$1	$(739)	$(87)	$633	$5,799
See accompanying notes to condensed consolidated financial statements

LINEAGE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Nine Months Ended September 30,
	2024	2023
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$(671)	$(39)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for credit losses	3	4
Impairment of long-lived and intangible assets	33	2
Gain on insurance recovery (see Note 17, Commitments and contingencies)	(29)	—
Loss on sale of a subsidiary (see Note 4, Business combinations, asset acquisitions, and divestitures)	—	21
Depreciation and amortization	640	557
(Gain) loss on extinguishment of debt, net	13	—
Amortization of deferred financing costs and above/below market debt	16	16
Stock-based compensation	171	19
(Gain) loss on foreign currency transactions, net	(5)	9
Deferred income tax	(71)	(48)
Vesting of Class D interests (see Note 2, Capital structure and noncontrolling interests)	185	—
One-time Internalization expense to Bay Grove (see Note 2, Capital structure and noncontrolling interests)	200	—
Other operating activities	15	3
Changes in operating assets and liabilities (excluding effects of acquisitions):
Accounts receivable	17	36
Prepaid expenses, other assets, and other long-term liabilities	(26)	(33)
Inventories	(4)	6
Accounts payable and accrued liabilities and deferred revenue	(51)	3
Right-of-use assets and lease obligations	10	9
Net cash provided by operating activities	446	565
Cash flows from investing activities:
Acquisitions, net of cash acquired	(113)	(24)
Deposits on pending acquisitions	3	1
Purchase of property, plant, and equipment	(486)	(605)
Proceeds from sale of assets	6	13
Proceeds from insurance recovery on impaired long-lived assets	50	—
Other investing activity	4	(30)
Net cash used in investing activities	(536)	(645)
Cash flows from financing activities:
Capital contributions, net of equity raise costs	—	142
Issuance of common stock in IPO, net of equity raise costs	4,879	—
Distributions to stockholders	(89)	—
Distributions to noncontrolling interests	(49)	(35)
Redemption of redeemable noncontrolling interests	(6)	—
Repurchase of common shares for employee income taxes on stock-based compensation	(46)	—
Financing fees	(45)	—
Proceeds from long-term debt	2,481	—
Repayments of long-term debt and finance leases	(7,087)	(72)
Payment of deferred and contingent consideration liabilities	(46)	(33)
Borrowings on revolving line of credit	3,804	825
Repayments on revolving line of credit	(3,264)	(813)
Redemption of units issued as stock compensation	(2)	(13)
Redemption of common stock	(25)	(3)
Redemption of OPEUs	(75)	—
Other financing activity	(2)	(8)
Net cash provided by (used in) financing activities	428	(10)
Impact of foreign exchange rates on cash, cash equivalents, and restricted cash	3	—
Net increase (decrease) in cash, cash equivalents, and restricted cash	341	(90)
Cash, cash equivalents, and restricted cash at the beginning of the period	71	202
Cash, cash equivalents, and restricted cash at the end of the period	$412	$112

LINEAGE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Nine Months Ended September 30,
	2024	2023
	(unaudited)
Supplemental disclosures of cash flow information:
Cash paid for taxes	$30	$32
Cash paid for interest	$454	$446
Noncash activities:
Purchases of property, plant, and equipment in Accounts payable and accrued liabilities	$110	$52
Assumption of put option liability	$103	$—
Accrued distributions to noncontrolling interests	$10	$11
Accrued declared common share dividends	$87	$—
Debt assumed on acquisitions	$14	$3
Net deferred and contingent consideration on acquisitions	$12	$9
Non-cash common stock issuances	$1	$—
Noncash capital contribution from noncontrolling interests	$—	$(2)
Equity raise costs	$6	$—

See accompanying notes to condensed consolidated financial statements.

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited

Table of Contents for Notes to Condensed Consolidated Financial Statements

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
(1)Significant accounting policies and practices
(a)Nature of operations
Lineage, Inc. together with its subsidiaries (individually or collectively as the context requires, the “Company”) is a global temperature-controlled warehouse real estate investment trust (“REIT”) with a modern and strategically located network of temperature-controlled warehouses. The Company offers a broad range of essential warehousing services and integrated solutions for a variety of customers with complex requirements in the food supply chain. The Company's primary business is temperature-controlled warehousing, and the Company owns and operates the majority of its facilities. The Company provides customers with storage space, as well as handling and other warehousing services. The Company may rent to a customer an entire warehouse, a set amount of reserved space in a warehouse for a set term, or non-exclusive space in a warehouse pursuant to a storage agreement. In addition, the Company operates several critical and value-add temperature-controlled business lines within its integrated solutions business, including, among others, transportation and refrigerated rail car leasing. Lineage Logistics Holdings, LLC (“LLH”) is the Company’s principal operating subsidiary. Bay Grove Management Company, LLC (“Bay Grove Management”), an affiliate of Bay Grove Capital, LLC (“Bay Grove Capital”), provides LLH operating support pursuant to a transition services agreement.
On July 26, 2024, the Company closed its initial public offering (the “IPO”) of 56,882,051 shares of its common stock at a price of $78.00 per share, with a subsequent exercise in full by the underwriters of their option to purchase from the Company an additional 8,532,307 shares of common stock that closed on July 31, 2024. The net proceeds to us from the IPO were $4,873 million. Refer to Note 2, Capital structure and noncontrolling interests for a further description of the related impacts.
(b)Basis of presentation and principles of consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with the accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commissions (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements include all adjustments, which consist of normal, recurring adjustments and transactions or events discretely impacting the interim periods, considered necessary for a fair statement of the financial position, results of operations, and cash flows of the Company. Certain prior period amounts have been reclassified to conform to current period presentation. The accompanying condensed consolidated financial statements include the accounts of Lineage, Inc. consolidated with the accounts of all subsidiaries and affiliates in which the Company holds a controlling financial interest as of the financial statement date. The operating results for the interim periods ended September 30, 2024 and 2023 are not necessarily indicative of results for the full year and should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2023 included in the Company’s prospectus dated July 24, 2024, filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on July 26, 2024 (the “Prospectus”) in connection with the Company’s IPO.
The Company consolidates a voting interest entity (“VOE”) in which it has a controlling financial interest and a variable interest entity (“VIE”) if it possesses both the power to direct the activities of the VIE that most significantly affect its economic performance, and (a) is obligated to absorb the losses that could be significant to the VIE or (b) holds the right to receive benefits from the VIE that could be significant to the VIE. As of September 30, 2024, the Company did not have any VIEs.

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
(c)Use of estimates in preparation of financial statements
The preparation of the Company’s condensed consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the financial statement date and the reported amounts of revenues and expenses during the period. The Company bases its estimates on various factors and information which may include, but are not limited to, history and prior experience, expected future results, new related events, and economic conditions, which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from the estimates used in preparing the Company’s condensed consolidated financial statements.
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
(e)Recently issued accounting pronouncements not yet adopted
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require that an entity disclose significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss, disclose an amount for other segment items by reportable segment and a description of the amount’s composition, and provide all annual disclosures about a reportable segment’s profit or loss and assets currently required by Accounting Standards Codification (“ASC”) 280, Segment Reporting, in interim periods. The amendments also require that an entity disclose the title and position of the CODM with an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and making resource allocation decisions. This ASU is effective for fiscal years beginning after December 15, 2023 and interim periods beginning after December 15, 2024. The Company expects the adoption of this ASU will result in additional disclosures but will not impact its consolidated financial statements.
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

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
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
(f)Accounts receivable and Notes receivable
Accounts receivable are recorded at the invoiced amount and are stated net of estimated allowances for uncollectible balances. Notes receivable primarily consist of amounts that are due and payable related to a variety of unique Company transactions. The current portion of notes receivable is recorded in Accounts receivable, net and the non-current portion is recorded in Other assets in the condensed consolidated balance sheets. The current portion of notes receivable was $7 million and $6 million as of September 30, 2024 and December 31, 2023, respectively. There were no non-current notes receivable as of September 30, 2024, and the non-current portion of notes receivable was $20 million as of December 31, 2023. Allowances for uncollectible balances are reserved based on expected credit losses. Management exercises judgement in establishing these allowances and considers the balance outstanding and payment history. The Company writes off receivables against the allowances after all reasonable collection efforts are exhausted. The Company’s allowance for accounts receivable was $8 million and $7 million as of September 30, 2024 and December 31, 2023, respectively.
(g)Investments in partially owned entities
The Company accounts for its investments in partially owned entities where the Company does not have a controlling interest but has significant influence using the equity method of accounting, under which the net income of the entity is recognized in income and presented in Equity method investments in the condensed consolidated balance sheets. Allocations of profits and losses are made per the terms of the organizational documents. The Company’s ownership percentages in such entities range from 8.9% to 50.0%.
The Company has committed to invest up to a total of $108 million in its equity method investment Emergent Cold LatAm Holdings, LLC (“LatAm”). The Company has invested a total of $83 million to date. The Company made no investments during the three months ended September 30, 2024, and invested $13 million during the nine months ended September 30, 2024 and $8 million and $29 million during the three and nine months ended September 30, 2023, respectively. The Company has an option to purchase the remaining equity interests in LatAm during a period beginning on the third anniversary and expiring on the sixth anniversary of its initial investment date, which was July 2021.
The Company has interests in partially owned entities where the Company does not have a controlling interest or significant influence. These investments do not have readily determinable fair values, and the Company has elected the measurement alternative to measure these investments at cost less impairment, adjusted by observable price changes, with any fair value changes recognized in earnings. Refer to Note 12, Fair value measurements for additional information. As of September 30, 2024 and December 31, 2023, the carrying amount of these investments was $31 million and $30 million, respectively, and is presented in Other assets in the condensed consolidated balance sheets.
(2)Capital structure and noncontrolling interests
Lineage, Inc. was organized in 2017 under Maryland law by an affiliate of Bay Grove Capital and operates as a REIT for United States (U.S.) federal income tax purposes.
On July 26, 2024, the Company closed its IPO of 56,882,051 shares of its common stock at a price of $78.00 per share, with a subsequent exercise in full by the underwriters of their option to purchase from the Company an additional 8,532,307 shares of common stock that closed on July 31, 2024. The net proceeds to the Company from the IPO, after deducting underwriting discounts and commissions and offering expenses paid or payable by the Company, were $4,873 million. In connection with the IPO, the Company effectuated certain changes in its capital structure to facilitate the

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
offering. The impacts of these transactions (the “Formation Transactions”) on the Company’s capital structure are described below.
As of September 30, 2024, the majority of the outstanding common shares of the Company were held by BG Lineage Holdings, LLC, a Delaware limited liability company (“BGLH”). The Company is the general partner of Lineage OP, LP, formerly known as Lineage OP, LLC (“Lineage OP” or the “Operating Partnership”) and owns a controlling financial interest in Lineage OP. Lineage OP holds all direct interests in LLH other than certain interests held by BG Maverick, LLC (“BG Maverick”). Prior to the IPO and Formation Transactions, LLH MGMT Profits, LLC (“LLH MGMT”) and LLH MGMT Profits II, LLC (“LLH MGMT II”) also held certain interests in LLH.
Lineage, Inc. capital structure
(a)Common Stock
Lineage, Inc. has one class of common stock. Each share of common stock entitles the holder to one vote on matters submitted to a vote of the shareholders. Holders of common stock have the right to receive any dividend declared by the Company.
Lineage, Inc. is authorized to issue up to 500,000,000 common shares with a par value of $0.01 per share. As of September 30, 2024 and December 31, 2023, there were 228,403,383 and 162,017,515 common shares issued and outstanding, respectively.
During the three and nine months ended September 30, 2024 and 2023, the Company redeemed shares of its common stock as authorized by its Board of Directors (“Board”). Any redeemed shares are constructively retired and returned to an unissued status. During the three months ended September 30, 2024, the Company redeemed a total of 148 shares at an average cost of $85.54 for a total cost of less than $1 million. During the nine months ended September 30, 2024, the Company redeemed a total of 254,828 shares at an average cost of $98.36 per share for a total cost of $25 million. During the three months ended September 30, 2023, no shares were redeemed. During the nine months ended September 30, 2023, the Company redeemed a total of 37,037 shares at an average cost of $90.00 per share for a total cost of $3 million.
(b)Series A Preferred stock
Lineage, Inc. is authorized to issue up to 100,000,000 shares of preferred stock, $0.01 par value per share, of which 630 shares are designated as Series A Cumulative Non-Voting Preferred Stock of Lineage, Inc. (“Series A Preferred Stock”). Shares of Series A Preferred Stock have a $1,000 liquidation preference and a cumulative 12.0% per annum dividend preference. The Series A Preferred Stockholders have limited voting rights with respect to matters pertaining to the Series A Preferred Stock and no voting rights on matters submitted to the common stockholders of Lineage, Inc. for a vote. Additionally, the Series A Preferred Stock may be redeemed at Lineage, Inc.’s option for consideration equal to $1,000 per share plus all accrued and unpaid dividends thereon to and including the date fixed for redemption and are not convertible or exchangeable for any other property or securities of Lineage, Inc.
Prior to the Formation Transactions, there were 630 shares of Series A Preferred Stock issued and outstanding, of which 505 were held by BGLH. During the three months ended September 30, 2024, all shares of Series A Preferred Stock were redeemed in exchange for cash consideration of $1 million, which included accrued dividends through the redemption date. No shares of Series A Preferred Stock were outstanding as of September 30, 2024.

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
Operating Partnership capital structure
The Operating Partnership’s capital structure as of September 30, 2024 and December 31, 2023 is as follows:

	September 30, 2024	December 31, 2023
Partnership common units owned by Lineage, Inc.	228,403,383	—
Partnership common units owned by Non-Company LPs	984,089	—
Legacy OP Class A Units & Legacy OP Class B Units owned by Non-Company LPs	20,929,599	—
Redeemable Legacy OP Class B Units owned by Non-Company LPs	319,006	—
LTIP Units held by Non-Company LPs	2,995,153	—
Class A units owned by Lineage, Inc.	—	162,017,515
Class A & B units owned by Non-Company LPs	—	18,829,959
Redeemable Class A units owned by Non-Company LPs	—	1,260,182
Total	253,631,230	182,107,656
Class C units in the Operating Partnership, which were reclassified into other interests in the Formation Transactions, are excluded from the above summary because their only claim on the underlying assets of the Operating Partnership was the distribution described below.
Noncontrolling interest in the Operating Partnership relates to the interest in the Operating Partnership owned by investors other than Lineage, Inc. (“Non-Company LPs”).
(c)Noncontrolling Interest in Operating Partnership - Partnership common units
Partnership common units include all Operating Partnership capital interests not designated as another class of units in the Operating Partnership’s Agreement of Limited Partnership (the “Operating Partnership Agreement”). In connection with the Formation Transactions, all Class A units previously held by Lineage, Inc. were reclassified into partnership common units. Lineage, Inc. holds all partnership common units with the exception of those held by Non-Company LPs. Partnership common units held by Non-Company LPs represent a noncontrolling interest in the Operating Partnership and are included in Noncontrolling interests in the condensed consolidated balance sheets and condensed consolidated statements of redeemable noncontrolling interests and equity.
Partnership common units have certain redemption rights which enable the holders to cause the Operating Partnership to redeem their partnership common units in exchange for, at the Company’s option, cash per unit equal to the market price of the Company’s common shares at the time of the redemption or for the Company’s common shares on a one-for-one basis. The number of shares issuable upon exercise of the redemption rights will be adjusted upon the occurrence of share splits, mergers, or other share transactions which would have the effect of diluting the ownership interests of the holders of partnership common units. Such redemption rights generally may not be exercised until 14 months after the initial acquisition of the partnership common units, except for partnership common units obtained in exchange for the Legacy Class A OP Units, Legacy Class B OP Units, LTIP Units, and OPEUs described below, each of which have different holding periods. The Company may also redeem partnership common units in connection with a tender offer made at the Company’s option.
(d)Noncontrolling Interest in Operating Partnership - Legacy Class A OP Units, Legacy Class B OP Units, Class A, Class B, and Class C units
Prior to the IPO and Formation Transactions, Non-Company LPs held certain Class A, Class B, and Class C units in the Operating Partnership. These units were exchanged for Legacy Class A OP Units and Legacy Class B OP Units (collectively, “Legacy OP Units”) in the Formation Transactions. Class A and Class B units were

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
both voting capital interests in the Operating Partnership and were similar to each other in all material respects, except that Class A units held by Non-Company LPs bore a Founders Equity Share (as described below) payable to Class C unit holders, whereas Class B units did not.
BG Cold, LLC (“BG Cold”), an affiliate of Bay Grove Management, held all outstanding Class C units of the Operating Partnership. Class C units provided BG Cold the right to receive a percentage distribution (“Founders Equity Share”) upon certain distributions made to Non-Company LPs who held Class A units of the Operating Partnership. Class C units also received a distribution upon certain repurchases and redemptions of Class A units of the Operating Partnership held by Non-Company LPs. The calculation of the Founders Equity Share borne by Class A units in the Operating Partnership held by Non-Company LPs varied depending on the sub-class of Class A units but generally amounted to a percentage of all value appreciation over certain thresholds. On a quarterly basis, BG Cold also received an advance distribution (“Advance Distribution”) against its future Founders Equity Share based on a formulaic amount of all capital contributed to the Operating Partnership after August 3, 2020. This Advance Distribution was an advance on the Class C Founders Equity Share to be paid upon the sale, redemption, liquidation of, or other distributions to, Class A units and would offset subsequent Class C unit Founders Equity Share distributions paid in conjunction with a hypothetical sale, redemption, liquidation, or other distribution.
BG Cold received a total of $3 million and $26 million in Advance Distributions during the three and nine months ended September 30, 2024, respectively. BG Cold received a total of $11 million and $34 million in Advance Distributions for the three and nine months ended September 30, 2023, respectively. The payment of the Advance Distribution during the three months ended September 30, 2024 was the final payment of Advance Distribution and represented a prorated amount of the Advance Distribution for the full three months ended September 30, 2024, payable for the period from July 1, 2024 through the date of the IPO.
Legacy OP Units are economically equivalent to partnership common units and hold the same voting rights. BG Lineage Holdings LHR, LLC serves as the representative of all Legacy OP Units (the “LHR”). As representative of the Legacy OP Units, the LHR is empowered to exercise the voting power for all Legacy OP Units. Legacy OP Units are not redeemable for cash or other consideration, but can be reclassified into an equal number of partnership common units at any time at the discretion of the LHR, and all Legacy OP Units must be reclassified into partnership common units prior to the third anniversary of the IPO. Once converted, the partnership common units that are obtained in the conversion of Legacy OP Units are immediately redeemable in exchange for, at the Company’s option, cash per unit equal to the market price of the Company’s common shares at the time of redemption or for the Company’s common shares on a one-for-one basis. Legacy Class A OP Units and Legacy Class B OP Units are similar in all material respects expect with regard to the continuation of Founders Equity Share described below.
Each Legacy Class A OP Unit is comprised of two sub-units that are legally separate interests, with one sub-unit referred to as the “A-Piece Sub-Unit” and the other sub-unit referred to as the “C-Piece Sub-Unit.” The A-Piece Sub-Units and the C-Piece Sub-Units exist to continue the calculation of Founders Equity Share due to BG Cold after the reclassification of the pre-existing Class A and Class C units. The holders of the A-Piece Sub-Units and C-Piece Sub-Units will each share in the settlement of Legacy Class A OP Units when they are ultimately reclassified into partnership common units, with the amount of partnership common units received by holders of A-Piece Sub-Units and C-Piece Sub-Units determined based on the calculation of Founders Equity Share described above. Legacy Class B OP Units do not have any sub-units and are not impacted by Founders Equity Share.
During the three months ended September 30, 2024, 984,103 Legacy OP Units were reclassified into partnership common units.
(e)Noncontrolling Interest in Operating Partnership - LTIP Units
The Company grants interests in the Operating Partnership to certain members of management in the form of LTIP Units. LTIP Units are a form of voting interest in the Operating Partnership which may be subject to

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
vesting requirements. Immediately upon the grant of an LTIP Unit, the recipient of the LTIP Unit is admitted into the Operating Partnership as a Non-Company LP. Holders of LTIP Units are entitled to receive distributions from the Operating Partnership as they are declared or in the event of a liquidation of the Operating Partnership on a pari passu basis with holders of other classes of Operating Partnership units, with the exception of certain LTIP Units which, prior to vesting, only receive 10% of any declared distributions. The LTIP Units are also entitled to share in the profits and losses of the Operating Partnership. Accordingly, both vested and unvested LTIP Units are accounted for as Noncontrolling interests in the condensed consolidated balance sheets and condensed consolidated statements of redeemable noncontrolling interests and equity.
Vested LTIP Units may be convertible into partnership common units. LTIP Units are only eligible to be converted into partnership common units if the capital account balance of the LTIP unitholder with respect to such LTIP Units is at least equal to Lineage, Inc.’s capital account balance with respect to an equal number of partnership common units, subject to certain adjustments (“capital account equivalence”). Once the LTIP Units have reached capital account equivalence and become vested, they may be converted into partnership common units on a one-for-one basis. Partnership common units obtained after conversion from the LTIP Units are redeemable in exchange for, at the Company’s option, cash per unit equal to the market price per share of the Company’s common stock at the time of redemption or for shares of the Company’s common stock on a one-for-one basis, in each case subject to certain adjustments. Partnership common units obtained after conversion from LTIP Units may not be redeemed until the 18 month anniversary of the date that the LTIP Units were originally granted (or such longer period as may be provided in the applicable LTIP Unit award agreement).
(f)Redeemable Noncontrolling Interests - Operating Partnership Units
Certain Operating Partnership units held by Non-Company LPs are redeemable at the greater of a fixed redemption amount or fair value if certain liquidation events do not occur. Under ASC 810, Consolidation, the noncontrolling interest is adjusted each reporting period for income (loss) attributable to the noncontrolling interest based on the relative ownership percentage of these Non-Company LPs. Each reporting period, the Company accretes the changes in the redemption value of the redeemable noncontrolling interest over the period of issuance to the earliest redemption date and records an adjustment if the accreted redemption value is greater than the ASC 810 carrying value. These adjustments, if any, are affected by charges against equity. In accordance with ASC 480, Distinguishing Liabilities From Equity, the Company elected to apply the “Equity Classification — Entire Adjustment Method,” which treats the entire adjustment for the redeemable noncontrolling interests to an amount other than the ASC 810 carrying value as an adjustment to equity using retained earnings (or additional paid-in capital in absence of retained earnings). The Company’s adjustments are recorded to Additional paid-in capital - common stock in the condensed consolidated balance sheets and condensed consolidated statements of redeemable noncontrolling interests and equity because the Company is in an accumulated deficit position. These adjustments to equity are not a component of net income, however, they are accounted for in the Company’s calculations of earnings (loss) per share (“EPS”) as disclosed in Note 19, Earnings (loss) per share.
In connection with the acquisition of MTC Logistics Holdings, LLC and certain real property (together with its subsidiaries, “MTC Logistics”), the Company entered into an Equity Purchase Agreement with the sellers of MTC Logistics. Under the terms of the agreement, the sellers acquired certain Class A units of the Operating Partnership and the sellers had a one-time right as of March 1, 2025 to put all, or a portion of, the units for cash. Upon the exercise of the put right, the price to be paid for the redeemable noncontrolling interests would have been the current fair market value of the redeemable noncontrolling interest, subject to a minimum price (“floor”) equivalent to $34 million if the put right is exercised for all the units. In lieu of redemption, the sellers may have elected to receive any combination of cash and/or additional Operating Partnership units that equaled the excess of $34 million over the fair market value of the units as of the election date.
In connection with the Formation Transactions, these units were reclassified into Legacy Class A-4 OP units that provide the holders with similar redemption rights as of March 1, 2025. These redemption rights allow the holders of Legacy Class A-4 OP units to (1) redeem any or all of the Legacy Class A-4 OP units at a guaranteed

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
floor of $106.59 (less certain distributions received after June 26, 2024) or, if greater, the then-current fair market value of the Legacy Class A-4 OP units to be redeemed or (2) receive a one-time true-up paid in cash or through the issuance of new Legacy Class A-4 OP units or new common units (or any combination of cash and units) in the amount by which the guaranteed minimum value of $106.59 per unit (less certain distributions received after June 26, 2024) exceeds the then-current fair market value of the Legacy Class A-4 OP units. Legacy Class A-4 OP units can also be reclassified into an equal number of common units at any time as may be agreed by the holders of Legacy Class A-4 OP units and the LHR, or under certain other circumstances at the discretion of the LHR acting as representative of such holders. Legacy Class A-4 OP units are comprised of A-Piece Sub-Units and C-Piece Sub-Units similar to other Legacy Class A OP units and any redemption of Legacy Class A-4 OP units would require the settlement of any accrued Founders Equity Share through the date of the redemption, which may increase the per unit payment by the Operating Partnership required in connection with any redemption of these units.
Both the Class A units and the Legacy Class A-4 OP units held by the sellers of MTC Logistics before and after the Formation Transactions are accounted for as Redeemable noncontrolling interests in the condensed consolidated balance sheets and condensed consolidated statements of redeemable noncontrolling interests and equity due to the put right held by the sellers. The required accretion adjustments related to these units include the impact of Founders Equity Share.
In connection with the acquisition of Cherry Hill Joliet, LLC, 279 Marquette Drive, LLC, Joliet Cold Storage, LLC, and Bolingbrook Cold Storage, LLC (collectively, “JCS”) in 2021, the Company entered into an Equity Purchase Agreement with the sellers of JCS. Under the terms of the agreement, the sellers acquired 941,176 Class A units of the Operating Partnership, and the sellers had a one-time right as of February 1, 2024 to put all, or a portion of, the units for cash. These units were accounted for as Redeemable noncontrolling interests in the condensed consolidated balance sheets and condensed consolidated statements of redeemable noncontrolling interests and equity due to the put right held by the sellers. Upon the exercise of the put right, the price to be paid for the redeemable noncontrolling interests was the current fair market value of the redeemable noncontrolling interest, subject to a floor equivalent to $97 million if the put right was exercised for all the units. Any redemption also required a distribution of any accrued but unpaid Founders Equity Share through the date of redemption, and the required accretion adjustments related to these units included the impact of the Founders Equity Share.
On February 1, 2024, one of the holders of these units elected to exercise their redemption rights for 61,593 units in exchange for total proceeds of $6 million. As a result of the partial redemption, BG Cold received a distribution of $1 million in respect of Founders Equity Share. The holders waived their redemption rights for their remaining 879,583 units, and the units remained outstanding, which resulted in a reclassification of the redeemable noncontrolling interest to noncontrolling interest in the Operating Partnership. The difference between the carrying value of the redeemable noncontrolling interest and the ASC 810 carrying value for the remaining noncontrolling interest was recognized in Additional paid-in capital - common stock in the condensed consolidated balance sheets and condensed consolidated statements of redeemable noncontrolling interests and equity.
LLH Capital Structure
The Operating Partnership owns all outstanding equity interests of LLH except for those held by BG Maverick and holds all outstanding common units in LLH. Prior to the IPO and Formation Transactions, LLH MGMT and LLH MGMT II also held interests in LLH. The equity interests held by BG Maverick, LLH MGMT, and LLH MGMT II are accounted for as Noncontrolling interests in the condensed consolidated balance sheets and condensed consolidated statements of redeemable noncontrolling interests and equity.
(g)OPEUs and Class D Interests in LLH
Prior to the IPO and Formation Transactions, BG Maverick held all outstanding Class D units in LLH. Class D units in LLH were non-voting profits interests. In respect of these interests, BG Maverick was entitled to receive

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
a formulaic annual amount of income and profits that was payable only in a liquidity event. The Company concluded that the Class D units in LLH held by BG Maverick did not have the substantive risks and rewards of equity ownership of LLH, and therefore did not represent a substantive class of equity in LLH and were not recorded as Noncontrolling interests in the condensed consolidated balance sheets and condensed consolidated statements of redeemable noncontrolling interests and equity. As the payment of the distribution in respect of Class D units in LLH was contingent upon the occurrence of a liquidity event that was not considered probable to occur, the Company did not record a liability for the amounts to be paid, in accordance with ASC 450, Contingencies.
As a result of the IPO and Formation Transactions, the Class D units in LLH held by BG Maverick became payable. The Company recognized an expense of $185 million associated with the Class D interests in LLH during the three months ended September 30, 2024. In addition, the previous operating services agreement between LLH and Bay Grove described in Note 16, Related-party balances was terminated and Bay Grove’s right to receive distributions in respect of Class D units in LLH was suspended in exchange for a one-time increase of $200 million (the “Internalization”). These amounts are included within Acquisition, transaction, and other expense in the condensed consolidated statements of operations and comprehensive income (loss).
A portion of these amounts equal to $198 million was allocated to the Operating Partnership, the effect of which is that all Advance Distributions described above are repaid and the full Founders Equity Share will be paid to holders of C-Piece Sub-Units in connection with any sale, redemption, or liquidation of, or other distributions to, Legacy Class A OP Units. In settlement of the remaining obligations due in connection with Class D units in LLH and the Internalization, LLH issued 2,447,990 Operating Partnership Equivalent Units (“OPEUs”). OPEUs are a voting capital interest in LLH which are similar in all material respects to the common units of LLH held by the Operating Partnership. At any time beginning after July 24, 2026, any holder of OPEUs may require that the Operating Partnership exchange the OPEUs for partnership common units on a one-for-one basis. Any partnership common units issued in exchange for OPEUs may not be redeemed until after all Legacy OP Units have been reclassified into partnership common units. OPEUs are recorded as Noncontrolling interests in the condensed consolidated balance sheets and condensed consolidated statements of redeemable noncontrolling interests and equity based on their relative ownership in LLH.
In connection with the Formation Transactions, LLH repurchased 986,842 OPEUs from BG Maverick in exchange for cash proceeds of $75 million. The excess of this redemption payment over the carrying value of the OPEUs was recognized in Additional paid-in capital - common stock.
As of September 30, 2024, there were 1,461,148 OPEUs outstanding, which represents 0.6% ownership in LLH.
(h)Management Profits Interests Class C units
The Company had previously granted interests in LLH MGMT and LLH MGMT II to certain members of management. LLH MGMT and LLH MGMT II held all outstanding Class C units in LLH (“Management Profits Interests Class C units”). Management Profits Interests Class C units entitled LLH MGMT and LLH MGMT II, and, by extension, certain members of management, to a formulaic amount of the profits of LLH, generally based on the growth of the Company’s share price over a certain threshold, subject to certain adjustments.
In connection with the Formation Transactions, vested Management Profits Interests Class C units that had met the required value threshold were exchanged for Legacy Class B OP Units or shares of Company stock. Unvested Management Profits Interests Class C units were terminated. The Company issued replacement awards for unvested Management Profits Interests Class C unit holders and certain vested Management Profits Interests Class C units that had not met required value thresholds under the 2024 Plan (as defined below) in the form of time-based restricted stock units (“RSUs”) and/or time-based LTIP Units, as further described in Note 15, Stock-based compensation. No Management Profits Interests Class C units remain outstanding as of September 30, 2024. The noncontrolling interest previously recognized related to vested Management Profits

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
Interest Class C units was reclassified into other forms of stockholders’ equity, as applicable, with the difference between the carrying value of the Management Profits Interest Class C units and the Legacy Class B OP Units and shares of common stock recognized as an adjustment to Additional paid-in capital - common stock.
On certain occasions, the Company offered a repurchase opportunity for certain Management Profits Interests Class C units by offering cash settlement to repurchase units at their current fair market value. Certain Management Profits Interests Class C units were redeemed in exchange for a cash total of $3 million and $13 million during the three and nine months ended September 30, 2023, respectively. No such redemptions occurred during the three and nine months ended September 30, 2024. In the condensed consolidated balance sheets and condensed consolidated statements of redeemable noncontrolling interests and equity, the carrying value of the redeemed units is recorded as a reduction of Noncontrolling interests, while the excess of the redemption payments over the carrying value of the redeemed units is recorded as a reduction of Additional paid-in capital - common stock.
Other Noncontrolling interests
Certain subsidiaries of LLH have also issued equity interests to third parties. All of these equity interests are accounted for as Noncontrolling interests in the condensed consolidated balance sheets and condensed consolidated statements of redeemable noncontrolling interests and equity.
(i)Noncontrolling Interests in Other Consolidated Subsidiaries
Noncontrolling interests in Other Consolidated Subsidiaries include entities other than the Operating Partnership in which the Company has a controlling interest but which are not wholly owned by the Company. Third parties own the following interests in the below Other Consolidated Subsidiaries:

	September 30, 2024	December 31, 2023
Cool Port Oakland Holdings, LLC	13.3%	13.3%
Lineage Jiuheng Logistics (HK) Group Company Ltd.	40.0%	40.0%
Kloosterboer BLG Coldstore GmbH	49.0%	49.0%
Turvo India Pvt. Ltd.	1.0%	1.0%
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
The Company’s REIT subsidiaries had an aggregate amount of 373 Series A preferred shares held by third parties outstanding as of September 30, 2024 and December 31, 2023.
(j)Convertible Redeemable Noncontrolling Interests - Preference Shares
On October 1, 2021 (“Closing Date”), the Company acquired 100% of the outstanding equity interests in Kloosterboer Group B.V. and its subsidiaries (“Kloosterboer”). Pursuant to the terms of the Sale and Purchase Agreement and the Investment Agreement executed on the Closing Date, the seller (the “Co-Investor”) elected to reinvest €200 million in the Company’s newly formed Dutch subsidiary in the form of 2,952,738 non-voting preferred equity instruments with a per share nominal value of €0.007 (the “Preference Shares”) issued on the Closing Date. The Preference Shares accrue a fixed, cumulative, preferential dividend at the rate of 14% per annum until the second anniversary of the Closing Date, and 10% per annum thereafter, compounded annually.

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
Once per year, the Co-Investor has a regular redemption right. Further, the Co-Investor has special redemption rights upon the occurrence of certain events.
The Investment Agreement also provided the holder of the Preference Shares conversion rights upon the occurrence of certain events. The conversion rights were structured to track the economic performance of select Class A units of the Operating Partnership if the Company did not complete an initial public offering and to track the economic performance of common stock of Lineage, Inc. if the Company did complete an initial public offering (“Tracker Shares”). To the extent that the Co-Investor did not exercise its right to conversion, all outstanding Preference Shares, including all unpaid, accrued preferential dividends, shall be mandatorily redeemed for cash by the Company upon the fifth anniversary of the Closing Date. The accrued preferential dividend shall only be paid upon a regular redemption of the Preference Shares and would not have been payable if the Co-Investor exercised its conversion or special redemption right.
The Company has applied the guidance under ASC 480-10-S99-3A on the classification and subsequent measurement of Preference Shares. The Preference Shares represented a redeemable noncontrolling interest in the Company and were presented within Redeemable noncontrolling interests in the condensed consolidated balance sheets and condensed consolidated statements of redeemable noncontrolling interests and equity. The Preference Shares qualified for classification in temporary equity (outside of Stockholders’ equity) because the redemption feature was not solely within the control of the Company. As the Preference Shares were currently redeemable, the Company measured redeemable noncontrolling interests at the greater of (i) the initial carrying amount and dividends or (ii) the maximum redemption value, including accrued dividends payable under the redemption feature as of the balance sheet date. Required redeemable noncontrolling interest adjustments were recorded as an increase or decrease to Redeemable noncontrolling interests, with an offsetting adjustment to Additional paid-in capital - common stock.
The Co-Investor informed the Company that they would not exercise the right to convert the Preference Shares into Tracker Shares upon IPO. As a result of this election, all outstanding Preference Shares, including all unpaid, accrued preferential dividends, shall be mandatorily redeemed in exchange for cash or a variable number of shares of the Company’s common stock. As a result, upon completion of the IPO, the Preference Shares have been reclassified in the accompanying condensed consolidated balance sheets from Redeemable noncontrolling interests to Other long-term liabilities based on the fair value of the liability at the time of reclassification. See Note 14, Other long-term liabilities for additional information.
During the three and nine months ended September 30, 2024 and September 30, 2023, the Company recorded net redeemable noncontrolling interest adjustments, representing the effect of foreign currency on the carrying amount and accrued dividends payable. The net redeemable noncontrolling interest adjustments during the three months ended September 30, 2024 represent the adjustments for the period prior to the IPO. As of December 31, 2023, there were 2,214,553 Preference Shares outstanding. As of December 31, 2023, the ending redeemable noncontrolling interest balance of $221 million represents the maximum redemption value of the Preference Shares.

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
Below is a summary of all activity for the Company’s redeemable noncontrolling interests during the nine months ended September 30, 2024 and 2023, which are discussed in further detail above.

(in millions)	Redeemable Noncontrolling Interests - Operating Partnership Units	Convertible Redeemable Noncontrolling Interests - Preference Shares	Redeemable Noncontrolling Interest - Operating Subsidiaries	Total Redeemable Noncontrolling Interests
Balance as of December 31, 2023	$120	$221	$8	$349
Distributions	(1)	—	—	(1)
Redemption of redeemable noncontrolling interests	(6)	—	—	(6)
Expiration of redemption option	(92)	—	—	(92)
Accretion of redeemable noncontrolling interests	6	—	—	6
Balance as of March 31, 2024	27	221	8	256
Redeemable noncontrolling interest adjustment	—	4	—	4
Accretion of redeemable noncontrolling interests	1	—	1	2
Balance as of June 30, 2024	28	225	9	262
Reclassification of the Preference Shares	—	(229)	—	(229)
Redeemable noncontrolling interest adjustment	—	4	—	4
Accretion of redeemable noncontrolling interests	2	—	1	3
Net income (loss)	(1)	—	—	(1)
Balance as of September 30, 2024	$29	$—	$10	$39

(in millions)	Redeemable Noncontrolling Interests - Operating Partnership Units	Convertible Redeemable Noncontrolling Interests - Preference Shares	Redeemable Noncontrolling Interest - Operating Subsidiaries	Total Redeemable Noncontrolling Interests
Balance as of December 31, 2022	$85	$213	$—	$298
Redeemable noncontrolling interest adjustment	—	4	—	4
Accretion of redeemable noncontrolling interests	9	—	—	9
Balance as of March 31, 2023	94	217	—	311
Accretion of redeemable noncontrolling interests	9	—	—	9
Balance as of June 30, 2023	103	217	—	320
Other comprehensive income (loss)	(1)	—	—	(1)
Noncontrolling interests acquired in business combinations	—	—	7	7
Redeemable noncontrolling interest adjustment	—	(6)	—	(6)
Accretion of redeemable noncontrolling interests	9	—	—	9
Balance as of September 30, 2023	$111	$211	$7	$329

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
Below is a summary of all activity for the Company’s noncontrolling interests during the nine months ended September 30, 2024 and 2023, which are discussed in further detail above.

(in millions)	Operating Partnership Units	Noncontrolling Interests in Other Consolidated Subsidiaries	Management Profits Interests Class C Units	Noncontrolling Interest in Other Consolidated Subsidiaries - OPEU	Total Noncontrolling Interests
Balance as of December 31, 2023	$598	$15	$9	$—	$622
Distributions	(11)	(1)	—	—	(12)
Stock-based compensation	—	—	2	—	2
Other comprehensive income (loss)	(8)	—	—	—	(8)
Expiration of redemption option	27	—	—	—	27
Net income (loss)	(5)	1	(4)	—	(8)
Reallocation of noncontrolling interests	7	—	—	—	7
Balance as of March 31, 2024	608	15	7	—	630
Distributions	(12)	—	—	—	(12)
Stock-based compensation	—	—	2	—	2
Other comprehensive income (loss)	(3)	—	—	—	(3)
Net income (loss)	(8)	—	(4)	—	(12)
Reallocation of noncontrolling interests	9	—	—	—	9
Balance as of June 30, 2024	594	15	5	—	614
Distributions ($0.38 per OP Unit and OPEU)	(12)	—	—	(1)	(13)
Stock-based compensation	13	—	—	—	13
Other comprehensive income (loss)	8	—	—	—	8
Conversion of Management Profits Interests Class C units	66	—	(5)	—	61
Redemption of OPEUs	—	—	—	(29)	(29)
Reimbursement of Advance Distributions	198	—	—	—	198
Issuance of OPEUs and settlement of Class D Units	—	—	—	73	73
Net income (loss)	(54)	—	—	(3)	(57)
Reallocation of noncontrolling interests	172	—	—	17	189
Balance as of September 30, 2024	$985	$15	$—	$57	$1,057

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited

(in millions)	Operating Partnership Units	Noncontrolling Interests in Other Consolidated Subsidiaries	Management Profits Interests Class C Units	Total Noncontrolling Interests
Balance as of December 31, 2022	$608	$21	$12	$641
Contributions from noncontrolling interests	2	—	—	2
Distributions	(12)	—	—	(12)
Stock-based compensation	—	—	2	2
Other comprehensive income (loss)	(1)	—	—	(1)
Redemption of units issued as stock compensation	—	—	(1)	(1)
Net income (loss)	2	—	(1)	1
Reallocation of noncontrolling interests	19	—	—	19
Balance as of March 31, 2023	618	21	12	651
Distributions	(12)	—	—	(12)
Stock-based compensation	—	—	2	2
Other comprehensive income (loss)	4	—	—	4
Net income (loss)	—	(1)	(2)	(3)
Reallocation of noncontrolling interests	11	—	—	11
Balance as of June 30, 2023	621	20	12	653
Distributions	(11)	—	—	(11)
Stock-based compensation	—	—	4	4
Other comprehensive income (loss)	(9)	—	—	(9)
Sale of noncontrolling interests	—	(4)	—	(4)
Net income (loss)	(5)	—	(6)	(11)
Reallocation of noncontrolling interests	11	—	—	11
Balance as of September 30, 2023	$607	$16	$10	$633
In the tables above, for the period after the IPO and Formation Transactions, Operating Partnership Units include Partnership common units held by Non-Company LPs, Legacy OP Units held by Non-Company LPs, and LTIP Units held by Non-Company LPs. For the period before the IPO and Formation Transactions, Operating Partnership Units include Class A, Class B, and Class C units of the Operating Partnership held by Non-Company LPs.
Dividends and Distributions
During the three months ended September 30, 2024, the Company’s board of directors declared a prorated quarterly cash dividend of $0.38 per share of common stock. The dividend is prorated for the period commencing on July 26, 2024, the date the Company’s initial public offering was consummated, and ending on September 30, 2024. The dividend was payable to shareholders of record as of September 30, 2024 and was paid on October 21, 2024.
Concurrently with the declaration of the dividend on common stock, Lineage, Inc., as general partner of the Operating Partnership, authorized the Operating Partnership to make distributions to the holders of partnership common units, Legacy OP Units, and LTIP Units. The Operating Partnership also makes tax payments on behalf of its partners, which constitute additional insignificant distributions. The Operating Partnership, as managing member of LLH, authorized LLH to make distributions to the holders of common units in LLH and OPEUs. As further described in Note 15, Stock-based compensation, RSUs accrue dividend equivalents as the Company declares dividends on its common stock, and upon the vesting of the RSUs, the plan participant receives the dividend payment.
In the condensed consolidated balance sheets as of September 30, 2024, all unpaid dividend and distribution amounts which will be paid within one year are included in Accrued dividends and distributions, and all unpaid dividend and distribution amounts which will be paid in more than one year are included within Other long-term liabilities. The only amounts which will be payable in more than one year are those payable with respect to dividend equivalents which vest in more than one year. In the condensed consolidated balance sheets as of December 31, 2023, all unpaid dividend and

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
distribution amounts are included in Accrued dividends and distributions. Intercompany distributions from LLH to the Operating Partnership and from the Operating Partnership to Lineage, Inc. are eliminated in consolidation.
Put options
In connection with the Formation Transactions, the Company executed a put option agreement, which provides special redemption rights and top-up rights, each as defined below, that mirror the rights of certain classes of BGLH equity interests (the “Put Options”). Pursuant to the Put Options, BGLH has the right to either:
–Distribute, in various installments from September 2024 through December 2025 (the “Put Option Exercise Window”) up to 2,036,738 shares of the Company’s common stock currently held by BGLH to certain holders of BGLH equity interests, and these holders will then have the individual right to cause the Company to purchase any or all of these shares for an amount equal to a contractual guaranteed minimum price or, in some cases, if greater, the then-current fair market value of the shares of the Company’s common stock as of a specified date.
–In some cases, demand a top-up through a cash payment or through the issuance of additional shares of the Company’s common stock in exchange for no proceeds, or any combination thereof, in an amount equal to the amount by which the contractual guaranteed minimum price exceeds the then-then current fair market value of shares of the Company’s common stock at specified times during the Put Option Exercise Window.
The contractual guaranteed minimum price will be reduced by any distributions received by the holders of the BGLH equity interests, which are paid by BGLH using funds received by BGLH from payments of dividends by the Company. The Company has assessed the Put Options as freestanding financial instruments which are classified as liabilities under ASC 480, because the Put Options represent written put options on the Company’s common stock which may be net cash settled or net share settled. Upon the execution of the put option agreement, the Company recorded liabilities for the Put Options based on fair value, with an offsetting charge to Retained earnings (accumulated deficit) in the accompanying condensed consolidated balance sheets and condensed consolidated statements of redeemable noncontrolling interests and equity during the three months ended September 30, 2024. The liability associated with Put Options that have Put Option Exercise Windows which are within one year of the balance sheet date are recorded in Accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheets. The liability associated with any Put Options that have Put Option Exercise Windows which expire more than one year after the balance sheet date are recorded in Other long-term liabilities.
The Company calculates the fair value of the Put Options utilizing a Monte Carlo simulation to estimate the ultimate Company obligation during the Put Option Exercise Window. For each simulated path, the market price of the shares of the Company’s common stock relative to the contractual guaranteed minimum price is estimated during the Put Option Exercise Window, which determines the Company’s obligation under each Put Option. The fair value of the Put Options is the average discounted obligation across all simulation paths. The Company remeasures this liability at fair value on a recurring basis, as described in Note 12, Fair value measurements, and adjustments to the fair value are recorded within Other nonoperating income (expense), net in the accompanying condensed consolidated statements of operations and comprehensive income (loss). During the three and nine months ended September 30, 2024, the Company recorded fair value adjustments of $4 million related to the Put Options.

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
A summary of these Put Options, by Put Option Exercise Window, as of September 30, 2024 is as follows:

(in millions)	Shares subject to the Put Option	Liability included in Accounts payable and accrued liabilities	Liability included in Other long-term liabilities
September 1, 2024 to October 16, 2024	250,675	$10	$—
November 1, 2024 to December 16, 2024(1)	—	18	—
June 1, 2025 to June 6, 2025	616,022	29	—
September 1, 2025 to September 8, 2025	1,058,328	42	—
October 3, 2025 to October 10, 2025	111,713	—	8
Total	2,036,738	$99	$8
__________________
(1) This Put Option does not contain redemption rights, only rights to a top-up through a cash payment or through the issuance of additional shares of the Company’s common stock in exchange for no proceeds, or any combination thereof.
On November 4, 2024, the Put Option with an Exercise Window of September 1, 2024 to October 16, 2024 was settled. As a result of this settlement, the Company repurchased 221,821 shares of its common stock in exchange for proceeds of $26 million and made a top-up payment in cash of $1 million.
(3)Revenue
The following table disaggregates the Company’s net revenues by major stream and reportable segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Warehousing operations	$864	$861	$2,602	$2,591
Warehouse lease revenues	66	64	202	192
Managed services	37	27	88	72
Other	5	8	15	27
Total Global Warehousing	972	960	2,907	2,882

Transportation	194	215	603	654
Food sales	55	60	163	186
Redistribution revenues	51	50	150	143
E-commerce and other	44	25	122	87
Railcar lease revenues	19	19	56	56
Total Global Integrated Solutions	363	369	1,094	1,126
Total net revenues	$1,335	$1,329	$4,001	$4,008
The Company has no material warranties or obligations for allowances, refunds, or other similar obligations. As a practical expedient, the Company does not assess whether a contract has a significant financing component, as the period between the transfer of service to the customer and the receipt of customer payment is less than a year.
As of September 30, 2024, the Company had $1,002 million of remaining unsatisfied performance obligations from contracts with customers subject to a non-cancellable term and within contracts that have an original expected duration exceeding one year. These obligations also do not include variable consideration beyond the non-cancellable term, which, due to the inability to quantify by estimate, is fully constrained. The Company expects to recognize 21.4% of

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
these remaining performance obligations as revenue over the next 12 months and the remaining 78.6% to be recognized over a weighted average period of 9.7 years through 2043.
Accounts receivable balances related to contracts with customers were $796 million and $805 million as of September 30, 2024 and December 31, 2023, respectively.
Deferred revenue balances related to contracts with customers were $81 million and $93 million as of September 30, 2024 and December 31, 2023, respectively. Substantially all revenue that was included in the deferred revenue balances at the beginning of 2024 has been recognized as of September 30, 2024 and represents revenue from the satisfaction of storage and handling services billed in advance.
(4)Business combinations, asset acquisitions, and divestitures
2024 Acquisitions
(a)Entrepôt du Nord
On February 1, 2024, the Company acquired all of the outstanding equity of Entrepôt du Nord Inc. and 2957-8002 Quebec Inc. (collectively “EDN”) through a share purchase agreement for $60 million in cash consideration. EDN owns and operates a temperature controlled warehouse facility near Montreal in Quebec, Canada. Inclusive of measurement period adjustments, the Company has preliminarily assigned the fair values of the assets acquired and liabilities assumed, including $36 million of property, plant, and equipment, $19 million of customer relationships intangible assets, $1 million of cash, $1 million of net working capital assets, $12 million of deferred tax liabilities, and $15 million of goodwill. During the nine months ended September 30, 2024, the Company recorded measurement period adjustments relating to updated fair value estimates of acquired property, plant, and equipment, customer relationships intangible assets, and deferred income tax liabilities, which resulted in a $7 million decrease to goodwill.
The goodwill associated with this acquisition is primarily attributable to the strategic benefits of strengthening the Company’s warehousing network in Canada and is attributable to the Company’s Global Warehousing segment. The goodwill associated with this acquisition is not amortizable for income tax purposes. The Company’s condensed consolidated statements of operations and comprehensive income (loss), redeemable noncontrolling interests and equity, and cash flows for the three and nine months ended September 30, 2024 include the results of operations for this business since the date of acquisition.
(b)Eurofrigor
On June 28, 2024, the Company acquired all of the outstanding equity of Eurofrigor S.r.l. Magazzini Generali (“Eurofrigor”) through a quota purchase agreement for approximately $17 million ($14 million net of cash acquired). Eurofrigor owns and operates a temperature controlled warehouse facility in Controguerra, Italy. The transaction has been accounted for as an asset acquisition.
(c)Luik Natie
On July 31, 2024, the Company purchased all of the outstanding equity of Luik Natie Holding N.V. (“Luik Natie”) through a share purchase agreement in Belgium for $52 million, inclusive of possible contingent earn-out payments of $12 million. The contingent earn-out amount is based on EBITDA performance and a potential expansion of the campus. In addition, the Company has assumed debt of $14 million. Luik Natie owns and operates a campus of facilities in the port city of Antwerp-Burges, Belgium, providing freezer, cooler, and ambient storage and transportation services. The company has preliminarily assigned the fair values of the assets acquired and liabilities assumed, including $48 million of property, plant, and equipment, $6 million of customer relationship intangible assets, $1 million of cash, $4 million of accounts receivable, $5 million of trade and other payables, $9 million of deferred tax liabilities, and $21 million of goodwill.
The goodwill associated with this transaction is primarily attributable to the strategic benefits of strengthening the Company’s warehousing and transportation network in Belgium and providing access to the port of

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
Antwerp-Burgess, the second largest in Europe. The goodwill associated with this transaction is not amortizable for income tax purposes. The goodwill has not yet been allocated to a reportable segment, as the valuation is preliminary.
(d)Facility in Western Australia
On May 22, 2024 the Company entered into a definitive agreement to acquire a cold storage facility in Western Australia for $11 million. The transaction closed on November 1, 2024.
Updates Relating to Prior Period Acquisitions
(a)VersaCold
On August 2, 2022, the Company acquired all the outstanding equity interests of VersaCold GP Inc., 1309266 BC ULC and VersaCold Acquireco, L.P. and its subsidiaries, including the operating entity VersaCold Logistics Services, (collectively “VersaCold”). Included in cash consideration transferred was a liability assumed by the Company to be paid to the Canadian Revenue Agency (“CRA”) on behalf of the sellers. The amount owed to the CRA was $4 million and $43 million as of September 30, 2024 and December 31, 2023, respectively, and is included in Accounts payable and accrued liabilities in the condensed consolidated balance sheets. The Company paid $28 million and $39 million to the CRA during the three and nine months ended September 30, 2024, respectively.
The initial accounting for the 2024 business combinations has been completed on a preliminary basis, and accounting for all 2023 business combinations has been finalized. The primary areas of acquisition accounting that are not yet finalized relate to the valuation of all acquired real estate assets, intangible assets, and related income tax assets and liabilities. The Company’s estimates and assumptions are subject to change during the measurement period, not to exceed one year from the acquisition date, and actual values may materially differ from the preliminary estimates.
2023 Divestitures
In the third quarter of 2023, as part of the Company’s continued focus on increasing profitability, the Company completed the sale of its 75% interest in Erweda BV and its subsidiaries. The cash consideration transferred was immaterial. Erweda BV was included in the Global Integrated Solutions segment and remains a supplier for the Company’s food sales business. During the three and nine months ended September 30, 2023, the Company recognized a net loss on sale of Erweda BV of $21 million, included in Other nonoperating income (expense), net on the condensed consolidated statements of operations and comprehensive income (loss) and derecognized noncontrolling interests in the amount of $4 million.

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
(5)Property, plant, and equipment
Property, plant, and equipment, net consists of the following:

(in millions)	September 30, 2024	December 31, 2023	Estimated Useful Life (Years)
Buildings, building improvements, and refrigeration equipment	$8,805	$8,545	1 — 40
Land and land improvements	1,538	1,446	15 — Indefinite
Machinery and equipment	1,519	1,316	5 — 20
Railcars	540	535	7 — 50
Furniture, fixtures, and equipment	617	563	1 — 7
Gross property, plant, and equipment	13,019	12,405
Less accumulated depreciation	(2,750)	(2,266)
Construction in progress	396	432
Property, plant, and equipment, net	$10,665	$10,571
For the three and nine months ended September 30, 2024, the Company recorded impairment charges of $4 million and $33 million, respectively, which primarily related to losses from the warehouse fire in Kennewick, Washington (refer to Note 17, Commitments and contingencies for details). The Company recorded no impairment charges for the three months ended September 30, 2023. For the nine months ended September 30, 2023, the Company recorded impairment charges relating to property, plant, and equipment of $2 million. Impairment charges are included in Restructuring, impairment, and (gain) loss on disposals in the condensed consolidated statements of operations and comprehensive income (loss).
(6)Goodwill and other intangible assets, net
Changes in the carrying amount of goodwill for each reportable segment for the nine months ended September 30, 2024 are as follows:

(in millions)	Global Warehousing	Global Integrated Solutions	Other[2]	Total
Balance, December 31, 2023	$2,750	$644	$—	$3,394
Goodwill acquired[1]	22	—	21	43
Measurement period adjustments[1]	(7)	—	—	(7)
Foreign currency translation	11	2	1	14
Balance, September 30, 2024	$2,776	$646	$22	$3,444
__________________
(1) See Note 4, Business combinations, asset acquisitions, and divestitures for details.
(2) Other consists of goodwill not yet assigned to a reportable segment.

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
The following are the Company’s total other intangible assets as of:

	September 30, 2024			December 31, 2023
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Life (Years)
Customer relationships	$1,537	$(420)	$1,117	$1,507	$(343)	$1,164	5 - 28
In-place leases	93	(23)	70	98	(21)	77	2 - 31
Technology	32	(7)	25	32	(5)	27	10
Trade names	9	(7)	2	24	(21)	3	1 - 15
Other	20	(13)	7	20	(11)	9	4 - 17
Other intangible assets	$1,691	$(470)	$1,221	$1,681	$(401)	$1,280
During the three and nine months ended September 30, 2024, the Company derecognized fully-amortized intangible assets and the associated accumulated amortization totaling $2 million and $22 million, respectively.
Customer relationships intangible assets acquired during the nine months ended September 30, 2024 have an estimated weighted-average amortization period of 15 years.
(7)Prepaid expenses and other current assets

(in millions)	September 30, 2024	December 31, 2023
Prepaid expenses	$74	$62
Other current assets	37	30
Deferred equity raise costs	—	9
Prepaid expenses and other current assets	$111	$101
(8)Income taxes
The Company’s provision for income taxes is based upon an estimated annual tax rate for the year applied to U.S. federal, U.S. state, and foreign income. Significant discrete items that are not consistent from period to period are recorded to Income tax expense (benefit) in the quarter in which they occur.
The Company’s effective tax rate for the three and nine months ended September 30, 2024 was 7.7% and 6.7%, respectively. The Company’s effective tax rate for the three and nine months ended September 30, 2023 was 9.1% and 17.0%, respectively. The annual effective tax rates differ from the U.S. statutory rate primarily due to the Company operating as a REIT for U.S. federal income tax purposes, the differences in tax rates at which foreign income is taxed, and certain nondeductible expenses, income tax credits, and changes in valuation allowance.
During the three months ended September 30, 2024, the Company released a valuation allowance established on deferred tax assets attributable to existing net operating losses carryforwards and tax credits in the U.S., resulting in an income tax benefit of $24 million, recorded in Deferred income tax liability on the condensed consolidated balance sheets. The release of the valuation allowance was due to the Company’s internal restructurings. In assessing the realizability of the Company’s deferred tax assets and the appropriateness of the remaining valuation allowances, management continues to consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax-planning strategies. There is a reasonable possibility that within the next twelve months, sufficient positive or negative evidence may become available to allow the Company to reach a conclusion that would warrant a change in our valuation allowance positions, and any related changes will be recorded in the period such a determination is made.

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
(9)Debt

(in millions)	September 30, 2024	December 31, 2023
Unsecured credit facilities	$2,735	$3,080
Unsecured notes	1,734	1,708
Secured debt	524	4,193
Unsecured term loans	21	28
Total debt	5,014	9,009
Less current portion long-term debt	(39)	(24)
Less deferred financing costs	(18)	(23)
Less below-market debt	(5)	(6)
Plus above-market debt	3	2
Total long-term debt, net	$4,955	$8,958
(a)Unsecured Credit Facilities
As of September 30, 2024 and December 31, 2023, the Company had an outstanding balance on Unsecured Credit Facilities of $2,735 million and $3,080 million, respectively, inclusive of the following debt instruments:
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
In connection with the February 2024 refinancing of the Credit Agreement, the Company incurred total fees and expenses of $34 million, of which $31 million was capitalized as deferred financing costs, $2 million was recognized as an immediate loss on extinguishment of debt, and $1 million was recognized in General and administrative expense as third-party costs related to a debt modification. Of the capitalized $31 million in deferred financing costs, $26 million related to the Revolving Credit Facility and $5 million related to the Term Loan A, which are presented in Other assets and Long-term debt, net, respectively, in the condensed consolidated balance sheets. In addition, the Company recognized an additional $5 million in loss on extinguishment of debt related to unamortized deferred financing costs for the portions of the Credit Agreement determined to be extinguished.

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
The following table provides the details of the Credit Agreement:

	September 30, 2024			December 31, 2023
(in millions)	Contractual Interest Rate (1)	Borrowing Currency	Carrying Amount (USD)	Contractual Interest Rate (1)	Borrowing Currency	Carrying Amount (USD)
Term Loan A
USD	SOFR+0.93%	1,000	$1,000	SOFR+1.60%	1,875	$1,875
Revolving Credit Facility
USD	SOFR+0.93%	1,500	1,500	SOFR+1.60%	315	315
AUD	BBSW+0.93%	117	81	BBSW+1.60%	349	238
NZD	BKBM+0.93%	92	58	BKBM+1.60%	62	39
DKK	CIBOR+0.93%	287	43	CIBOR+1.60%	498	74
CAD	CDOR+0.93%	45	33	CDOR+1.60%	448	338
EUR	EURIBOR+0.93%	13	15	EURIBOR+1.60%	175	193
NOK	NIBOR+0.93%	50	5	NIBOR+1.60%	86	8
Total Revolving Credit Facility			$1,735			$1,205
1SOFR = for purpose of the above instruments, the term “SOFR” refers to the Term Secured Overnight Financing Rate plus 0.1% (or “Adjusted Term SOFR”), CDOR = Canadian Dollar Offered Rate, BBSW = Bank Bill Swap Rate, EURIBOR = Euro Interbank Offered Rate, CIBOR = Copenhagen Interbank Offered Rate, NIBOR = Norwegian Interbank Offered Rate, BKBM = Bank Bill Reference Rate

There were $66 million in letters of credit issued on the Company’s Revolving Credit Facility as of September 30, 2024 and $67 million as of December 31, 2023. Under the Credit Agreement, the Company has the ability to issue up to $100 million as letters of credit.
On June 25, 2024, the Company amended the Credit Agreement to include two new syndicate lenders. Apart from the addition of these lenders, there were no significant changes to the total loan amounts, terms, or conditions of the Credit Agreement.
On July 30, 2024, Moody’s Ratings assigned a first-time Baa2 issuer rating to the Company, with a stable outlook. On August 6, 2024, Fitch Ratings assigned a first-time BBB+ issuer rating to the Company, with a stable outlook. These assigned ratings qualified as an investment grade rating event under the terms of the Credit Agreement and allowed the Company to elect the contractual interest rate margin to be based on the Company’s debt rating instead of the total leverage ratio, effective August 1, 2024, which reduced the RCF and TLA interest rate to Adjusted Term SOFR +1.05%. Upon receipt of the Fitch Rating, the RCF and TLA interest rate was further reduced to Adjusted Term SOFR + 0.93%.
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
On April 9, 2024, the Company drew $2,400 million under the DDTL and used the proceeds to pay off the remaining outstanding adjustable rate multi-property loan CMBS 4 (“CMBS 4”).
Term loan borrowings under the DDTL facility bear interest at a rate per annum equal to Term SOFR plus 0.10% (or “Adjusted Term SOFR”), plus the applicable margin of 1.60% that is based on the Company’s total leverage ratio. Interest is payable in arrears on a quarterly basis. In addition, the DDTL facility is subject to a commitment fee of 0.20% on the average daily unused amount of the facility commitment.

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
In connection with the execution of the DDTL, the Company incurred and capitalized fees and expenses of $9 million as deferred financing costs. The DDTL capitalized deferred financing costs are presented in Other assets in the condensed consolidated balance sheets.
On July 26, 2024, the Company used a portion of the net proceeds from the IPO to repay in full the remaining outstanding DDTL principal balance of $2,400 million, along with $7 million in accrued interest and fees. Additionally, the Company recorded a $6 million loss on extinguishment of debt related to the write-off of unamortized deferred financing costs previously capitalized for the DDTL.
(b)Unsecured Notes
As of September 30, 2024 and December 31, 2023, the total balance of $1,734 million and $1,708 million, respectively, was comprised of a series of USD, Euro (“EUR”), and Great British pound (“GBP”) private placement financing instruments that are fixed-rate guaranteed, unsecured senior notes. The notes bear interest at rates between 0.89% and 3.74% and have maturities between August 2026 and August 2032.
On September 19, 2024, the Company amended all of its outstanding unsecured senior notes. The amendment involved the removal of select note guarantors and the addition of new ones, including Lineage, Inc. As a result of the amendment, $1 million in lender financing fees were incurred and capitalized. Aside from these changes in note holders, there were no significant changes to the total loan amounts, terms, or conditions of the unsecured notes.
(c)Secured Debt
As of September 30, 2024, the total balance of $524 million was comprised of three secured promissory notes with MetLife Real Estate Lending LLC (the “Metlife Real Estate Notes”) totaling $472 million (due in 2026, 2028, and 2029) and $52 million of other fixed-rate real estate and equipment secured financing agreements with various lenders maturing between 2024 and 2044. As of December 31, 2023, the total balance of $4,193 million was comprised of CMBS 4 in the amount of $2,344 million, an adjustable rate multi-property loan agreement CMBS 5 (“CMBS 5”) loan in the amount of $1,298 million, the MetLife Real Estate Notes totaling $470 million, and $81 million of other fixed-rate real estate and equipment secured financing agreements with various lenders maturing between 2024 and 2044. These debt instruments are secured by various other assets specific to the underlying agreement. During 2024, the Company had the following secured debt pay down and refinancing arrangements:
i.Adjustable rate multi-property loan CMBS 4
On May 9, 2019, the Company entered into CMBS 4 with Column Financial, Inc., Bank of America, N.A., and Morgan Stanley Bank, N.A. in the aggregate amount of $2,350 million.
On April 9, 2024, the Company fully paid the remaining outstanding CMBS 4 principal balance of $2,344 million, along with $14 million in accrued interest and fees.
ii.Adjustable rate multi-property loan CMBS 5
On October 21, 2020, the Company entered into CMBS 5 with Goldman Sachs Bank USA, Morgan Stanley Bank, N.A., and JPMorgan Chase Bank, N.A. in the aggregate amount of $1,320 million.
On August 9, 2024, the Company fully paid the remaining outstanding CMBS 5 principal balance of $1,298 million, along with $8 million in accrued interest and fees. As a result of the full repayment, the Company recorded a $4 million loss on extinguishment of debt related to the write-off of unamortized deferred financing costs previously capitalized for the CMBS 5 loan.
iii.MetLife Real Estate Lending LLC - Cool Port Oakland
On March 25, 2019, the Company entered into a loan agreement with MetLife Real Estate Lending LLC in the amount of $81 million.

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
On February 6, 2024, the Company entered into a new $81 million loan agreement with MetLife Real Estate Lending LLC, designed as a refinancing arrangement, with a maturity date of March 5, 2029. This agreement enabled the company to fully pay the outstanding balloon payment of $77 million associated with the previous loan due to mature in March 2024. After the repayment, debt issuance fees, and other closing costs, the Company received net cash proceeds of $4 million. The loan bears interest at SOFR plus a spread of 1.77% per annum. In addition, the agreement mandates monthly interest-only payments with a balloon repayment of the outstanding principal amount due upon maturity.
As a result of the financing, the Company capitalized $1 million of incurred fees and expenses as deferred financing costs.
iv.Wilmington Trust, National Association Loan
On September 18, 2019, the Company assumed a loan with Wilmington Trust, N. A. in the amount of $26 million. The borrowing bears interest at a fixed rate of 4.45%. The Company is required to make monthly principal and interest payments. The loan matures on September 1, 2044, with early payment permitted beginning on June 1, 2024.
On September 3, 2024, the Company fully paid the remaining outstanding principal balance of $24 million.
(d)Unsecured term loans
As of September 30, 2024 and December 31, 2023, the total balance of $21 million and $28 million, respectively, was comprised of euro denominated borrowings the Company assumed as part of the Transportes Fuentes Group acquisition.
(e)Deferred financing costs
During the three and nine months ended September 30, 2024, the Company recognized amortization of deferred financing costs recorded to Interest expense, net of $5 million and $16 million, respectively. During the three and nine months ended September 30, 2023, the Company recognized amortization of deferred financing costs recorded to Interest expense, net of $4 million and $14 million, respectively.
As of September 30, 2024 and December 31, 2023, the amount of unamortized deferred financing costs in Long-term debt, net within the condensed consolidated balance sheets was $18 million and $23 million, respectively. As of September 30, 2024 and December 31, 2023, the amount of unamortized deferred financing costs in Other assets in the condensed consolidated balance sheets was $30 million and $9 million, respectively.
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

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
In addition, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future cash amounts due to changes in foreign currency rates.
(c)Designated hedges
As of September 30, 2024, the Company had the following outstanding interest rate and foreign currency derivatives that were designated as cash flow hedging instruments:

	Number of Instruments		Notional (in millions)
Interest rate derivatives:
Interest rate swap	3	USD	1,000
Interest rate cap	3	USD	1,500
Total	6	USD	2,500

(in millions)		Buy Notional		Sell Notional
Foreign currency derivatives:
Buy EUR/Sell GBP forward	EUR	39	GBP	33
Buy USD/Sell GBP forward	USD	4	GBP	3
The tables below presents the effect of the Company’s derivatives that are designated as hedging instruments on the accompanying condensed consolidated statements of operations and comprehensive income (loss) (in millions).

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives		Location of Gain (Loss) Reclassified from Accumulated OCI into Earnings	Amount of Gain (Loss) Reclassified from Accumulated OCI into Earnings
	Three Months Ended September 30,			Three Months Ended September 30,
	2024	2023		2024	2023
Included in effectiveness testing:
Interest rate contracts	$(26)	$24	Interest expense, net	$26	$32
Foreign exchange contracts	(1)	—	Gain (loss) on foreign currency transactions, net	—	—
Excluded from effectiveness testing and recognized in earnings based on an amortization approach:
Interest rate contracts	1	(3)	Interest expense, net	—	—
Total	$(26)	$21		$26	$32

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives		Amount of Gain (Loss) Reclassified from Accumulated OCI into Earnings	Amount of Gain (Loss) Reclassified from Accumulated OCI into Earnings
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2024	2023		2024	2023
Included in effectiveness testing:
Interest rate contracts	$17	$63	Interest expense, net	$77	$87
Foreign exchange contracts	(2)	(1)	Gain (loss) on foreign currency transactions, net	(1)	—
Excluded from effectiveness testing and recognized in earnings based on an amortization approach:
Interest rate contracts	(2)	(7)	Interest expense, net	(1)	(1)
Total	$13	$55		$75	$86
The estimated net amount of existing gains (losses) that are reported in Accumulated other comprehensive income (loss) as of September 30, 2024 that is expected to be reclassified into earnings within the next 12 months is $70 million.
(d)Non-designated hedges
As of September 30, 2024, the Company had the following outstanding derivatives that were not designated as hedging instruments:

	Number of Instruments		Notional (in millions)
Interest Rate Derivatives
Interest rate cap	7	USD	1,320
The notional value of the Company’s non-designated foreign currency derivatives is immaterial. During the three and nine months ended September 30, 2024, the Company recognized nominal earnings on non-designated interest rate derivatives. During the three and nine months ended September 30, 2023, the Company recognized in Interest expense, net, $(2) million and $1 million, respectively, of gain (loss) on non-designated interest rate derivative contracts.

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification in the condensed consolidated balance sheets as of:

(in millions)	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
Derivatives designated as hedging instruments
Balance sheet location	Other assets	Other assets	Other liabilities	Other liabilities
Interest rate contracts	$73	$135	$—	$—
Foreign exchange contracts	—	—	(1)	—
Total	$73	$135	$(1)	$—

Derivatives NOT designated as hedging instruments
Balance sheet location	Other assets	Other assets	Other liabilities	Other liabilities
Interest rate contracts	$—	$3	$—	$—
Foreign exchange contracts	1	—	(1)	(1)
Total	$1	$3	$(1)	$(1)
Refer to Note 12, Fair value measurements for further information on the valuation of the Company’s derivatives.
(11)Interest expense

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Interest expense	$87	$131	$367	$372
(Gain) loss on designated and non-designated hedge instruments	(26)	(30)	(76)	(87)
Finance lease liabilities interest	23	22	69	68
Amortization of deferred financing costs	5	4	16	14
Capitalized interest	(2)	(3)	(6)	(11)
Interest income	(7)	—	(9)	(4)
Other financing fees	2	2	8	5
Interest expense, net	$82	$126	$369	$357
(12)Fair value measurements
As of September 30, 2024 and December 31, 2023, the carrying amount of certain financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued liabilities, were representative of their fair values due to the short-term maturity of these instruments.
The hierarchy for inputs used in measuring fair value is as follows:
Level 1 – Inputs represent unadjusted quoted prices for identical assets or liabilities exchanged in active markets.
Level 2 – Inputs include directly or indirectly observable inputs (other than Level 1 inputs), such as quoted prices for similar assets or liabilities exchanged in active or inactive markets, quoted prices for identical assets or liabilities exchanged in inactive markets, other inputs that may be considered in fair value determinations of these assets or liabilities, such as interest rates and yield curves, volatilities, prepayment speeds, loss severities, credit risks, and default rates, and inputs that are derived principally from or corroborated by observable market data by correlation or other

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
means. Pricing evaluations generally reflect discounted expected future cash flows, which incorporate yield curves for instruments with similar characteristics, such as credit ratings, estimated durations, and yields for other instruments of the issuer or entities in the same industry sector.
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
The following table presents the fair value hierarchy levels of the Company’s assets and liabilities measured at fair value:

(in millions)	Fair Value Hierarchy	September 30, 2024	December 31, 2023
Measured at fair value on a recurring basis:
Interest rate derivative financial instruments assets	Level 2	$73	$138
Foreign exchange forward contracts assets	Level 2	$1	$—
Foreign exchange forward contracts liabilities	Level 2	$2	$1
Acquisition related contingent consideration	Level 3	$15	$5
Put options (see Note 2, Capital structure and noncontrolling interests)	Level 3	$107	$—

Measured at fair value on a non-recurring basis:
Other investments (included in Other assets)[1]	Level 3	$14	$12

Disclosed at fair value:
Long-term debt[2]	Level 3	$4,830	$8,768
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
In accordance with GAAP, the Company has elected to remeasure investments without readily determinable fair values only when an observable transaction occurs for an identical or similar investment of the same issuer. During the nine months ended September 30, 2024, the Company recorded non-recurring fair value adjustments related to certain other investments without readily determinable fair values totaling $1 million, which is included within Other nonoperating income (expense), net in the condensed consolidated statements of operations and comprehensive income (loss). No such transactions were observed during the three months ended September 30, 2024, or during the three and nine months ended September 30, 2023.
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

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
such as risk-adjusted credit spreads based on adjusted yields implied at issuance, and yield volatility (used for instruments with a prepayment option).
(13)Leases
The Company leases real estate, most significantly warehouses for use in operations, as well as equipment for use within owned and leased warehouses. The Company also leases vehicles, trailers and other equipment. The Company has not pledged any assets as collateral related to the Company’s existing leases as of September 30, 2024 and December 31, 2023.
Right-of-use asset balances are as follows:

(in millions)	September 30, 2024	December 31, 2023
Finance lease right-of-use assets	$1,743	$1,608
Less: accumulated amortization	(438)	(365)
Finance lease right-of-use assets, net	$1,305	$1,243

Operating lease right-of-use assets	$854	$892
Less: accumulated amortization	(195)	(168)
Operating lease right-of-use assets, net	$659	$724
Lease liabilities are presented in the following line items in the condensed consolidated balance sheets:

	September 30, 2024		December 31, 2023
(in millions)	Finance Leases	Operating Leases	Finance Leases	Operating Leases
Accounts payable and accrued liabilities	$166	$52	$76	$60
Long-term finance lease obligations	1,296	—	1,305	—
Long-term operating lease obligations	—	632	—	692
Total lease obligations	$1,462	$684	$1,381	$752
Future minimum lease payments for each of the next five years and thereafter as of September 30, 2024 are as follows (in millions):

Years Ending December 31:	Finance Leases	Operating Leases
2024 (three months remaining)	$45	$24
2025	253	94
2026	161	91
2027	155	89
2028	146	80
2029 and thereafter	1,706	763
Total lease payments	2,466	1,141
Less imputed interest	(1,004)	(457)
Total lease obligations	$1,462	$684

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
Supplemental condensed consolidated balance sheet information related to leases is as follows:

	September 30,	December 31,
	2024	2023
Weighted average remaining lease term (in years):
Finance	14.8	16.5
Operating	16.0	15.9
Weighted average discount rate:
Finance	6.8%	6.8%
Operating	6.5%	6.5%
The components of lease expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Finance lease cost:
Amortization of ROU assets	$26	$23	$74	$69
Interest on lease liabilities	23	22	69	68
Operating lease cost	29	28	87	85
Variable & short-term lease cost	10	7	29	19
Sublease income	(5)	(2)	(16)	(7)
Total lease cost	$83	$78	$243	$234
Supplemental cash flow information related to leases is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Cash paid for amounts included in the measurement of lease liability
Operating cash flows from finance leases	$22	$22	$68	$67
Finance cash flows from finance leases	$19	$15	$51	$40
Operating cash flows from operating leases	$26	$24	$76	$72
ROU assets obtained in exchange for lease obligations (excluding the effect of acquisitions)
Finance leases	$8	$6	$45	$9
Operating leases	$6	$—	$18	$73
Houston, Texas purchase option
On September 27, 2024, the Company provided notice to the lessor of its intention to exercise a purchase option contained in the lease agreement, which consequently became reasonably certain of exercise. This resulted in a reclassification from operating lease obligations to finance lease obligations of $44 million and an additional finance lease obligation of $45 million, for a total finance lease obligation of $89 million. The reassessment of the purchase option also resulted in a reclassification of $45 million of Operating lease right-of-use assets to Finance lease right-of-use-assets and an additional recording of $45 million of Finance lease right-of-use-assets for a total $90 million Finance

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
lease right-of-use-assets. The purchase option is expected to be executed in April 2025 for $90 million, of which $1 million is expected to be paid in 2024 as an earnest money deposit.
(14)Other long-term liabilities

(in millions)	September 30, 2024	December 31, 2023
Kloosterboer Preference Shares	$261	$—
Sale leaseback financing obligations	67	70
Workers' compensation reserves (see Note 17, Commitments and contingencies)	31	25
Tax reserves	33	31
Other liabilities	42	33
Total other long-term liabilities	$434	$159
Kloosterboer Preference Shares
As discussed in Note 2, Capital structure and noncontrolling interests, upon the completion of the IPO, the Preference Shares became mandatorily redeemable financial instruments and were reclassified to Other long-term liabilities. On October 1, 2026, all outstanding Preference Shares, including all unpaid accrued preferential dividends, shall be mandatorily redeemed in exchange for cash or a variable number of shares of the Company’s common stock. To the extent the Co-Investor elects to receive shares of the Company’s common stock, the number of variable shares would be based on the volume weighted average price of the Company’s common stock on the business day immediately prior to the redemption date. The Co-Investor continues to have an annual redemption right which would require the Company to redeem all, or a portion of, the outstanding Preference Shares, including all related unpaid, accrued preferential dividends in cash. Assuming the Co-Investor does not exercise its early redemption options, the maximum economic payout in order to redeem the Kloosterboer Preference Shares, including all unpaid accrued preferential dividends on October 1, 2026, would be €260 million.
The Company’s initial recording of the Kloosterboer Preference Shares liability was at a fair value of $251 million. The initial fair value was determined utilizing a Black-Derman-Toy lattice model, which takes into consideration the Co-Investor’s annual early redemption options and a credit-adjusted discount rate. The difference of $20 million between the then carrying value of the redeemable noncontrolling interest and the fair value upon reclassification was recorded as an adjustment to Additional paid-in capital - common stock in the condensed consolidated balance sheets and condensed consolidated statements of redeemable noncontrolling interests and equity.
Subsequent to the reclassification, the liability will be accreted up to the October 1, 2026 redemption value using an effective interest method. During the three months ended September 30, 2024, the Company recognized $2.0 million of related expense within Interest expense, net in the accompanying condensed consolidated statements of operations and comprehensive income (loss).
(15)Stock-based compensation
Amended and Restated Lineage 2024 Incentive Award Plan
The Lineage 2024 Incentive Award Plan (“Pre-IPO Incentive Award Plan”) was adopted by the Company in April 2024. In July 2024, the Pre-IPO Incentive Award Plan was amended and restated, creating the Amended and Restated Lineage 2024 Incentive Award Plan (the “2024 Plan”). The 2024 Plan is administered by certain committees of the Board (the “Plan Administrator”) and provides for the award of RSUs, performance share awards, LTIP Units, stock options, stock appreciation rights, restricted stock, stock payments, dividend equivalents, and other incentive awards, each as defined in the 2024 Plan, to eligible employees, consultants, and members of the Board (collectively, “Plan participants”). The Pre-IPO Incentive Award Plan provided for the same types of awards as the 2024 Plan.

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
The maximum number of shares of common stock which could be issued under the Pre-IPO Incentive Award Plan was 1,000,000, which increased to 12,500,000 under the 2024 Plan. The maximum amount of shares that may be issued under the 2024 Plan is subject to an annual increase on the first day of each calendar year beginning January 1, 2025 and ending on and including January 1, 2034. The annual increase is equal to 1% of the sum of (i) the aggregate outstanding number of shares of Lineage, Inc. common stock, (ii) the aggregate number of partnership common units (other than partnership common units that are held by the Company and other than any partnership common units resulting from the conversion of LTIP Units), (iii) the aggregate number of OPEUs, and (iv) the aggregate number of Legacy OP Units, in each case, outstanding on the last day of the immediately preceding calendar year, or any smaller number of shares as determined by the Board. Each LTIP Unit counts as one share of common stock for the purpose of calculating the aggregate number of shares of common stock available for issuance under the 2024 Plan.
(a)Restricted stock units
Certain Plan participants were granted awards of RSUs covering shares of the Company’s common stock. Certain RSUs contain only a service vesting condition (“time-based RSUs”) and certain RSUs contain vesting conditions based on service, Company performance, and market performance (“performance-based RSUs”). Each RSU was granted in tandem with corresponding dividend equivalents. All such RSUs accrue dividend equivalents associated with the underlying stock as the Company declares dividends during the vesting period associated with the RSU. Dividend equivalents will generally be paid in cash to holders of RSUs upon the vesting of the associated RSU and will be forfeited if the RSU does not vest.
Time-based RSUs vest in equal annual installments over a one to three-year time period provided that the recipient continues to provide services to the Company through the applicable vesting date, subject to acceleration of vesting in the event of the recipient’s termination of employment due to his or her death, disability, retirement, termination by the Company without cause, termination by the recipient for good reason, a non-renewal of the recipient’s employment agreement by the Company, or a family disability, (each as defined in the applicable RSU award agreement), as applicable (a “Qualifying Termination”). The Company measures time-based RSUs granted under the 2024 Plan at grant date fair value based on the closing market price of shares of Lineage, Inc. common stock. The Company measured time-based RSUs granted under the Pre-IPO Incentive Award Plan at grant date fair value based on the price of units issued to third-party investors in arms’ length transactions in connection with BGLH and Operating Partnership capital raising activities. The Company recognizes stock-based compensation expense for time-based RSUs over the applicable vesting term. Certain time-based RSUs were granted as replacements for unvested Management Profits Interests Class C units, and the stock-based compensation expense associated with these replacement awards includes the unrecognized stock-based compensation expense associated with the replaced awards.
Subject to the recipient’s continued status as a service provider throughout the performance period, performance-based RSUs vest based on the Company’s performance during an approximately three year performance period, commencing on January 1st of the grant year (or the date of the IPO for the Relative TSR metric discussed below) and ending on December 31st of the third year (or, if earlier, the date on which a change in control of the Company occurs, if applicable). The number of performance-based RSUs that vest will range from 0% to 200% of the total number of performance-based RSUs granted, based on the attainment of the following metrics over the applicable performance period:
–Adjusted Funds from Operations per Share (“AFFO per share”) over the performance period;
–Same Warehouse NOI Growth (“SS NOI Growth”) over the performance period; and
–The total shareholder return of Lineage, Inc. common stock (“TSR”) relative to the S&P 500 Index (“Relative TSR”) over the performance period.
All earned performance-based RSUs will vest in full upon completion of the performance period, subject to continued service, with the number of vested performance-based RSUs to be determined by the Plan Administrator within 60 days of the completion of the performance period. Recipients of performance-based RSUs who do not remain a service provider for the full performance period but incur a Qualifying Termination will be eligible to vest in a number of

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
performance-based RSUs based on the proportion of the performance period for which they remained an active service provider.
The Company measures performance-based RSUs at grant date fair value utilizing a Monte Carlo simulation to estimate the probability of the market vesting condition being satisfied. The Company’s achievement of the market vesting condition is contingent on its Relative TSR over the performance period. For each simulated path, the TSR is calculated at the end of the performance period and determines the vesting percentage based on achievement of the performance target. The fair value of the performance-based RSUs is the average discounted payout across all simulation paths.
The Company forecasts the likelihood of achieving the predefined AFFO per share and SS NOI Growth targets for performance-based RSUs in order to calculate the expected performance-based RSUs that will become vested. The Company recognizes stock-based compensation expense based on either the forecasted performance-based RSUs that will become vested (during the performance period) or the actual performance-based RSUs that become vested (at the completion of the performance period).
The following represents a summary of these RSUs:

	Time-based RSUs	Weighted average grant date fair value per unit	Performance-based RSUs	Weighted average grant date fair value per unit
Unvested as of December 31, 2023	—	$—	—	$—
Awards granted in 2024	1,529,791	84.88	129,856	89.85
Awards vested in 2024	(3,454)	96.50	—	—
Awards forfeited in 2024	(14,095)	84.88	—	—
Unvested as of September 30, 2024	1,512,242	$84.85	129,856	$89.85
Stock-based compensation expense related to time-based RSUs for the three and nine months ended September 30, 2024 was $13 million and $14 million, respectively. There was no stock-based compensation expense related to time-based RSUs for the three and nine months ended September 30, 2023. As of September 30, 2024, there was $115 million of unrecognized stock-based compensation expense related to unvested time-based RSUs that is expected to be recognized over a weighted-average period of 1 years.
Stock-based compensation expense related to performance-based RSUs for the three and nine months ended September 30, 2024 was less than $1 million. There was no stock-based compensation expense related to performance-based RSUs for the three and nine months ended September 30, 2023. As of September 30, 2024, there was $11 million of unrecognized stock-based compensation expense related to unvested performance-based RSUs that is expected to be recognized over a weighted-average period of 2 years.
(b)LTIP Units
Certain Plan participants were granted interests in the Operating Partnership in the form of LTIP Units. LTIP Units are a class of partnership interests in the Operating Partnership which may be issued to eligible Plan participants for the performance of services to or for benefit of the Company and Operating Partnership. Certain LTIP Units contain only a service vesting condition (“time-based LTIP Units”) and certain LTIP Units contain vesting conditions based on service, Company performance, and market performance (“performance-based LTIP Units”). Further description of LTIP Units is available in Note 2, Capital structure and noncontrolling interests.
During their vesting period, time-based LTIP Units have full distribution rights to receive any distributions declared by the Operating Partnership in cash. During the performance period, holders of performance-based LTIP Units are entitled to receive 10% of all distributions declared by the Operating Partnership in cash. Performance-based LTIP Units are granted in tandem with certain distribution equivalent units which, to the extent that the applicable performance conditions are satisfied, will vest in an amount having a value equal to the excess of all distribution payments that would

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
have been made by the Operating Partnership on such units during the performance period over the amount received in cash, adjusted by the rate of return on shares of Lineage, Inc. common stock as if the distribution payments were invested in Lineage, Inc. common stock between the distribution date and the completion of the performance period.
Time-based LTIP Units vest in equal annual installments over a three year period provided that the recipient continues to provide services to the Company through the applicable vesting date, subject to acceleration of vesting in the event the recipient incurs a Qualifying Termination. The Company measures these time-based LTIP Units at grant date fair value based on the closing market price of shares of Lineage, Inc. common stock on the grant date. The Company recognizes stock-based compensation expense for time-based LTIP Units over the applicable vesting term. Certain time-based LTIP Units were granted as replacements for unvested Management Profits Interests Class C units, and the stock-based compensation expense associated with these replacement awards includes the unrecognized stock-based compensation expense associated with the replaced awards.
Subject to the recipient’s continued status as a service provider throughout the performance period, performance-based LTIP Units vest based on the Company’s performance during an approximately three year performance period, commencing on January 1st of the grant year (or the date of the IPO for the Relative TSR metric) and ending on December 31st of the third year (or, if earlier, the date on which a change in control of the Company occurs, if applicable). The number of performance-based LTIP Units that vest will range from 0% to 100% of the total number of performance-based LTIP Units granted, based on the attainment of the following metrics, over the applicable performance period:
–AFFO per share over the performance period;
–SS NOI Growth over the performance period; and
–Relative TSR over the performance period.
All earned performance-based LTIP Units will vest in full upon completion of the performance period, subject to continued service, with the number of vested performance-based LTIP Units to be determined by the Plan Administrator within 60 days of the completion of the performance period. Performance-based LTIP Units held by recipients who do not remain a service provider for the full performance period but incur a Qualifying Termination will remain outstanding and be eligible to vest upon the completion of the performance period.
The Company measures performance-based LTIP Units at grant date fair value utilizing a Monte Carlo simulation to estimate the probability of the market vesting condition being satisfied. The Company’s achievement of the market vesting condition is contingent on its Relative TSR over the performance period. For each simulated path, the TSR is calculated at the end of the performance period and determines the vesting percentage based on achievement of the performance target. The fair value of the performance-based LTIP Units is the average discounted payout across all simulation paths.
The Company forecasts the likelihood of achieving the predefined AFFO per share and SS NOI Growth targets for performance-based LTIP Units in order to calculate the expected performance-based LTIP Units that will become vested. The Company recognizes stock-based compensation expense based on either the forecasted performance-based LTIP Units that will become vested (during the performance period) or the actual performance-based LTIP Units that become vested (at the completion of the performance period).

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
The following represents a summary of these LTIP Units:

	Time-based LTIP Units	Weighted average grant date fair value per unit	Performance-based LTIP Units	Weighted average grant date fair value per unit
Unvested as of December 31, 2023	—	$—	—	$—
Awards granted in 2024	1,218,732	87.86	1,776,421	89.85
Awards vested in 2024	—	—	—	—
Awards forfeited in 2024	—	—	—	—
Unvested as of September 30, 2024	1,218,732	$87.86	1,776,421	$89.85
Stock-based compensation expense related to time-based LTIP Units for the three and nine months ended September 30, 2024 was $10 million. There was no stock-based compensation expense related to time-based LTIP Units for the three and nine months ended September 30, 2023. As of September 30, 2024, there was $97 million of unrecognized stock-based compensation cost related to unvested time-based LTIP Units that is expected to be recognized over a weighted-average period of 2 years.
Stock-based compensation expense related to performance-based LTIP Units for the three and nine months ended September 30, 2024 was $3 million. There was no stock-based compensation expense related to performance-based LTIP Units for the three and nine months ended September 30, 2023. As of September 30, 2024, there was $76 million of unrecognized stock-based compensation cost related to unvested performance-based LTIP Units that is expected to be recognized over a weighted-average period of 2 years.
(c)Stock payment awards
Certain Plan participants have been granted interests in the Company in the form of stock payment awards. Stock payment awards are fully vested shares of Lineage, Inc. common stock issued to Plan participants in exchange for services provided to the Company, or in settlement of other Company liabilities.
The Company measures these stock payment awards at grant date fair value based on the closing market price of shares of Lineage, Inc. common stock. The Company recognizes stock-based compensation expense for stock payment awards as incurred. During the three and nine months ended September 30, 2024, 1,516,314 shares of Lineage, Inc. common stock were issued pursuant to stock payment awards under the 2024 Plan.
Stock-based compensation expense related to stock payment awards for the three and nine months ended September 30, 2024 was $114 million. There was no stock-based compensation expense related to stock payment awards for the three and nine months ended September 30, 2023. During the three months ended September 30, 2024, the Company also issued stock payment awards totaling $15 million in settlement of awards that vested at IPO under the 2015 LVCP and 2021 LVCP, as described below.
Legacy Stock-Based Compensation Plans
The Legacy Stock-Based Compensation Plans were authorized prior to the Pre-IPO Incentive Award Plan. The Legacy Stock-Based Compensation Plans include BGLH Restricted Class B Units, Management Profits Interests Class C units, and LLH Value Creation Unit Plan units.
(d)BGLH Restricted Class B Units
Prior to the IPO, certain members of management and certain non-employee directors were granted interests in BGLH in the form of restricted Class B Units (“BGLH Restricted Units”). The Company fair valued these BGLH Restricted Units as of the grant date based on the price of substantially similar units issued to third-party investors in arms’ length transactions in connection with other BGLH capital raising activities. The Company recognized stock‑based compensation expense over the vesting term. In connection with the IPO and Formation Transactions, vesting for all

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
outstanding unvested BGLH Restricted Units was accelerated and all previously unrecognized stock-based compensation expense was recognized at that time.
Stock-based compensation expense related to BGLH Restricted Units for the three and nine months ended September 30, 2024 was $5 million and $11 million, respectively. Stock-based compensation expense related to BGLH Restricted Units for the three and nine months ended September 30, 2023 was $4 million and $10 million, respectively.
The following represents a summary of these units:

	Units	Weighted average grant date fair value per unit
Unvested as of December 31, 2023	151,200	$89.29
Awards granted in 2024	31,088	96.50
Awards vested in 2024	(182,288)	90.52
Unvested as of September 30, 2024	—	$—
(e)Management Profits Interests Class C units
LLH MGMT and LLH MGMT II interests were issued to certain members of management in the form of Management Profits Interests Class C units. These profits interests generally vested over a three to five year time period, with the number of units vested based partially on meeting certain financial targets of the Company or individual performance metrics. In connection with the IPO and Formation Transactions, all outstanding unvested Management Profits Interests Class C units were cancelled and replaced with time-based RSUs or time-based LTIP Units. All unrecognized stock-based compensation expense for the unvested Management Profits Interests Class C units will be recognized over the vesting term of the replacement awards, plus the incremental fair value of the replacement award.
Stock-based compensation expense related to Management Profits Interests Class C units for the three and nine months ended September 30, 2024 was less than $1 million and $4 million, respectively. Stock-based compensation expense related to Management Profits Interests Class C units for the three and nine months ended September 30, 2023 was $4 million and $8 million, respectively.
The following represents a summary of these units:

	Units	Weighted average grant date fair value per unit
Unvested as of December 31, 2023	6,695,123	$2.31
Awards granted in 2024	1,487,235	2.93
Awards vested in 2024	(3,094,024)	1.78
Awards forfeited in 2024	(147,976)	2.69
Awards cancelled and replaced in 2024	(4,940,358)	2.82
Unvested as of September 30, 2024	—	$—
(f)LLH Value Creation Unit Plan units
Certain employees were granted notional units under the LLH Value Creation Unit Plan (the “2015 LVCP”) in the form of appreciation rights that vested over a period of four years and upon the occurrence of a liquidity event. This plan covered awards from 2015 to 2020. A new LLH Value Creation Unit Plan was established in 2021 (the “2021 LVCP”) that generally provided for the grant of similar appreciation rights that were eligible to vest without the occurrence of a liquidity event if the Company achieved the target value as specified in the award agreements. Prior to the completion of the IPO, the Company considered the achievement of the vesting requirements for outstanding awards under the 2015

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
LVCP and 2021 LVCP to be improbable, and as such no compensation expense was recorded. Upon the completion of the IPO during the three months ended September 30, 2024, certain outstanding awards under the 2015 LVCP and 2021 LVCP vested and the Company recognized compensation expense and a corresponding liability of $26 million. This liability was settled during the three months ended September 30, 2024 by paying cash to certain holders of vested awards totaling $11 million and issuing stock payment awards to satisfy the Company’s remaining obligation, as described above.
Certain outstanding awards under the 2015 LVCP and 2021 LVCP that, at the IPO, were not vested or did not have value to the holders of the awards were cancelled and replaced with time-based RSUs. No awards under the 2015 LVCP or 2021 LVCP remain outstanding as of September 30, 2024.
The following table summarizes the Company’s stock-based compensation expense by line item in the accompanying condensed consolidated statements of operations and comprehensive income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Cost of operations	$1	$—	$1	$—
General and administrative expense	29	8	40	19
Acquisition, transaction, and other expense	130	—	130	—
Total stock-based compensation expense	$160	$8	$171	$19
(16)Related-party balances
The Company pays Bay Grove Management a transition services fee and reimburses certain expenses pursuant to a transition services agreement which was executed during the three months ended September 30, 2024 and replaced a previously existing operating services agreement. Pursuant to the operating services agreement, Bay Grove Management provided certain management and operating services to the Company, and the Company is working with Bay Grove Management to internalize these services with Bay Grove Management’s assistance under the terms of the transition services agreement. During the three and nine months ended September 30, 2024, the Company recorded $3 million and $9 million of expenses in General and administrative expense for transition and operating services, respectively. During the three and nine months ended September 30, 2023, the Company recorded $3 million and $8 million in General and administrative expense for operating services, respectively. As of September 30, 2024 and December 31, 2023, $1 million and $3 million, respectively, in transition and operating services fees and expenses were owed to Bay Grove Management and are included in Accounts payable and accrued liabilities in the condensed consolidated balance sheets.
As of September 30, 2024, the Company had no accrued distributions payable by the Operating Partnership to BG Cold in connection with Founders Equity Share or the related Advance Distribution, as further described in Note 2, Capital structure and noncontrolling interests. As of December 31, 2023, Accrued dividends and distributions in the condensed consolidated balance sheets included $11 million payable by the Operating Partnership to BG Cold in connection with Founders Equity Share. As of September 30, 2024 and December 31, 2023, Accrued dividends and distributions also included pro rata dividends declared to all equity holders, including related parties, as described in Note 2, Capital structure and noncontrolling interests.
The Company owns an investment stake in suppliers that are accounted for under the equity method of accounting, creating related-party relationships. The Company incurred costs of $5 million and $8 million with these suppliers for the three and nine months ended September 30, 2024, respectively. The Company incurred costs of less than $1 million and $7 million with these suppliers for the three and nine months ended September 30, 2023, respectively. Accounts payable and accrued liabilities includes $1 million owed to these suppliers as of September 30, 2024 and $2 million owed to these suppliers as of December 31, 2023.

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
As of September 30, 2024 and December 31, 2023, the Company had related-party receivables with minority interest partners and equity method investees of $2 million and $6 million, respectively. Related-party receivables are included in Accounts receivable, net in the condensed consolidated balance sheets. As of September 30, 2024 and December 31, 2023, the Company had additional related-party payables of $2 million with minority interest partners. Related-party payables are included in Accounts payable and accrued liabilities in the condensed consolidated balance sheets.
The Operating Partnership issued notes to certain individual BGLH investors and Non-Company LPs in order to fund certain investor transactions. These notes were repaid in full during the nine months ended September 30, 2024. As of December 31, 2023, these notes totaled $16 million. These notes receivable are included in Accounts receivable, net and Other assets in the condensed consolidated balance sheets.
(17)Commitments and contingencies
(a)Self‑insured risks
The Company is self‑insured for workers’ compensation costs, with the Company’s workers’ compensation plan having an individual claim stop‑loss deductible of $1 million. Self‑insurance liabilities are determined by third-party actuaries. The Company has established restricted cash accounts with banks or directly with the insurers or letters of credit that are collateral for its self‑insured workers’ compensation obligations. The combined amount included in Accounts payable and accrued liabilities and Other long-term liabilities relating to workers’ compensation liabilities as of September 30, 2024 and December 31, 2023 was $48 million and $40 million, respectively. The liability represents the gross amount excluding amounts receivable from the insurers. The total included in Prepaid expenses and other current assets and Other assets related to the receivables from insurers as of September 30, 2024 and December 31, 2023 was $12 million and $11 million, respectively.
The Company is also self‑insured for a portion of employee medical costs. The Company has a medical plan with a retained deductible. Medical self‑insurance liabilities are determined by third‑party actuaries. The total included in Accounts payable and accrued liabilities relating to medical liabilities as of September 30, 2024 and December 31, 2023 was $14 million and $15 million, respectively.
(b)Legal and regulatory proceedings
The Company, from time to time and in the normal course of business, is party to various claims, lawsuits, arbitrations, and regulatory actions (collectively, “Claims”). In particular, as the result of numerous ongoing construction activities, the Company may be a party to construction and/or contractor related liens and claims, including mechanic’s and materialmen’s liens. The Company is also party to various Claims relating to commercial disagreements with customers or suppliers. Additionally, given the Company’s substantial workforce, and, in particular, its warehouse related workforce, the Company is party to various labor and employment related Claims, including, without limitation, Claims related to workers’ compensation, wage and hour, discrimination, and related matters. Finally, given the Company’s business of warehousing refrigerated food products and its utilization of anhydrous ammonia for its refrigeration systems (a known hazardous material), the Company is subject to the jurisdiction of various U.S. regulatory agencies, including, without limitation, the Department of Agriculture, Food and Drug Administration, Environmental Protection Agency (“EPA”), Department of Justice, Occupational Safety and Health Administration, and various other agencies in the locations in which the Company operates. Management of the Company believes the ultimate resolution of these matters will not have a material adverse effect on the condensed consolidated financial statements.
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
The Company records accruals for environmental matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on current law and existing technologies. The Company adjusts

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
these accruals periodically as assessment and remediation efforts progress or as additional technical or legal information become available. The Company has recorded nominal environmental liabilities in Accounts payable and accrued liabilities as of September 30, 2024 and December 31, 2023. The Company believes it is in compliance with applicable environmental regulations in all material respects. Under various U.S. federal, state, and local environmental laws, a current or previous owner or operator of real estate may be liable for the entire cost of investigating, removing, and/or remediating hazardous or toxic substances on such property. Such laws often impose liability, whether or not the owner or operator knew of, or was responsible for, the contamination. Even if more than one person may have been responsible for the contamination, each person covered by the environmental laws may be held responsible for the entire clean-up cost. There are no material unrecorded liabilities as of the periods ended September 30, 2024 and December 31, 2023. Most of the Company’s warehouses utilize anhydrous ammonia as a refrigerant. Anhydrous ammonia is classified as a hazardous chemical regulated by the EPA and various other agencies in the locations in which the Company operates, and an accident or significant release of anhydrous ammonia from a warehouse could result in injuries, loss of life, and property damage.
(d)Occupational Safety and Health Act (OSHA)
The Company’s warehouses located in the U.S. are subject to regulation under OSHA, which requires employers to provide employees with an environment free from hazards, such as exposure to toxic chemicals, excessive noise levels, mechanical dangers, heat or cold stress, and unsanitary conditions. The cost of complying with OSHA and similar laws enacted by states and other jurisdictions in which the Company operates can be substantial, and any failure to comply with these regulations could expose the Company to substantial penalties and/or liabilities to employees who may be injured at the Company’s warehouses. The Company records accruals for OSHA matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The Company believes that it is in compliance with all OSHA regulations in all material respects and that no material unrecorded liabilities exist as of September 30, 2024 and December 31, 2023.
(e)Statesville, North Carolina
On January 10, 2020, contractors and subcontractors were working on the blast cells at the Company’s freezer warehouse in Statesville, North Carolina when an incident occurred triggering the release of anhydrous ammonia at the facility, resulting in the death of a subcontractor and injury to another subcontractor, as well as damage to customers’ goods. The involved parties have resolved the matter for $6 million due to the Company related to various expenses incurred and paid for by the Company related to the incident. The parties executed a settlement agreement on or around October 23, 2024, and the settlement payment is expected to be received in the fourth quarter of 2024. The court has been notified of the settlement, and the Company expects to file a dismissal upon receipt of settlement funds. The Company believes the ultimate outcome of this matter will not have a material adverse impact on its condensed consolidated financial statements. No material costs have been incurred in relation to this matter.
(f)Kennewick, Washington warehouse fire
On April 21, 2024, a fire occurred at the Company’s warehouse in Kennewick, Washington, destroying the building and customer inventories. No employees or other parties were injured. The Company expects all repair, replacement, and clean-up costs to be covered by its insurance policies, excluding any deductibles and self-insured retentions. To date, the Company has not received any claims for customer inventories losses. During the three months ended September 30, 2024, the Company recorded a net gain of $5 million, consisting of insurance reimbursement of $18 million, net of $12 million of clean-up costs and the carrying value of the impaired assets of $1 million. During the nine months ended September 30, 2024, the Company recorded a net gain of $4 million, consisting of insurance reimbursement of $50 million, net of $21 million of clean-up costs and the carrying value of the impaired assets of $25 million. The net gain is presented in Restructuring, impairment, and (gain) loss on disposals in the Company’s condensed consolidated statements of operations and comprehensive income (loss).

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
(18)Accumulated other comprehensive income (loss)
The Company reports activity in Accumulated other comprehensive income (loss) (“AOCI”) for foreign currency translation adjustments and unrealized gains and losses on interest rate and foreign currency hedges. Activity within AOCI was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Foreign currency translation adjustments:
Balance at beginning of period	$(219)	$(180)	$(149)	$(227)
Foreign currency translation adjustments	115	(78)	29	(29)
Amounts allocated to Noncontrolling interests and Redeemable noncontrolling interests	(13)	9	(3)	4
Reallocation due to change in Noncontrolling interest ownership percentage	(1)	—	5	3
Balance at end of period	$(118)	$(249)	$(118)	$(249)

Derivatives:
Balance at beginning of period	$100	$172	$115	$190
Unrealized gain (loss) on foreign currency hedges and interest rate hedges	(26)	21	13	55
Net amount reclassified from AOCI to net income (loss)	(26)	(32)	(75)	(86)
Tax effect	6	1	6	2
Amounts allocated to Noncontrolling interests and Redeemable noncontrolling interests	5	1	6	3
Reallocation due to change in Noncontrolling interest ownership percentage	1	(1)	(5)	(2)
Balance at end of period	$60	$162	$60	$162

Accumulated other comprehensive income (loss)	$(58)	$(87)	$(58)	$(87)

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
(19)Earnings (loss) per share
Basic EPS is calculated by dividing net income (loss) attributable to common stockholders of the Company by the weighted average common shares outstanding during the reporting period. Diluted EPS is calculated by dividing net income (loss) attributable to common stockholders of the Company by the weighted average common shares and common share equivalents outstanding during the reporting period. A reconciliation of the basic and diluted EPS is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2024	2023	2024	2023
Earnings (loss) per share - basic and diluted:
Net income (loss) attributable to Lineage, Inc.	$(485)	$(39)	$(593)	$(26)
Less: Accretion of redeemable noncontrolling interests	3	8	10	24
Less: Redeemable noncontrolling interest adjustment	4	(5)	8	(1)
Less: Reclassification of the Preference Shares	20	—	20	—
Net income (loss) attributable to common stockholders - basic and diluted	$(512)	$(42)	$(631)	$(49)

Weighted average common shares outstanding - basic and diluted	210	162	178	162
Net income (loss) per share attributable to common stockholders - basic and diluted	$(2.44)	$(0.26)	$(3.54)	$(0.30)
The Company’s potential dilutive securities have been excluded from the computation of diluted net earnings (loss) per share for the three and nine months ended September 30, 2024 and 2023, as they are antidilutive. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net earnings (loss) per share attributable to common stockholders is the same.
The Company’s potential common share equivalents as of September 30, 2024 and 2023 are as follows:
•As described in Note 2, Capital structure and noncontrolling interests, Non-Company LPs who hold partnership common units have certain redemption rights which allow them to require the Operating Partnership to repurchase the partnership common units in exchange for cash or, at the option of the Company, shares of Lineage, Inc. common stock. Other classes of Operating Partnership and LLH equity interests held by Non-Company LPs and BG Maverick, including Legacy OP Units, LTIP Units, and OPEUs may also be exchanged for partnership common units at future dates. The shares of Lineage, Inc. common stock which could be issued in connection with a hypothetical repurchase of currently outstanding partnership common units or potentially outstanding partnership common units issued in exchange for Legacy OP Units, LTIP Units, and OPEUs represent potential common share equivalents.
•The Company has issued certain Put Options and top-up rights as described in Note 2, Capital structure and noncontrolling interests. In accordance with ASC 260, Earnings per Share, the incremental shares associated with satisfaction of the Put Options utilizing proceeds of a hypothetical issuance of common shares at market prices represent potential common share equivalents. Payments of top-up rights in the form of shares of common stock would also represent potential common share equivalents.
•As of March 1, 2025 the sellers of MTC Logistics may elect to receive any combination of cash or Operating Partnership units that equal the excess of $34 million over the fair market value of the units issued to the sellers

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
in the MTC Logistics acquisition. The Operating Partnership Units that could be issued in connection with this hypothetical election represent potential common share equivalents.
•Prior to the completion of the IPO, the Preference Shares further described in Note 2, Capital structure and noncontrolling interests were convertible at the option of the Co-Investor to Operating Partnership interests or common stock of the Company, depending on whether or not certain events occurred. The Operating Partnership interests or common stock of the Company that could have been issued in connection with a hypothetical conversion represented potential common share equivalents for diluted EPS calculation for the three and nine months ended September 30, 2023. As described in Note 2, Capital structure and noncontrolling interests, the Co-Investor elected not to exercise their right to convert the Preference Shares, and the Co-Investor will now receive cash or a variable number of shares of the Company’s common stock on October 1, 2026. The Company’s common shares that could be issued to the Co-Investor in settlement of the Preference Shares represent potential common share equivalents.
•As described in Note 15, Stock-based compensation, certain members of management were granted RSUs during the three and nine months ended September 30, 2024. RSUs that are unvested as of September 30, 2024 represent potential common share equivalents because upon vesting, the Company will issue common shares to the awardee.
•As described in Note 15, Stock-based compensation, certain members of management and certain non-employees have been granted BGLH Restricted Units. BGLH Restricted Units that were unvested as of September 30, 2023 represented potential common share equivalents because upon vesting, the Company would have to issue common shares issued to BGLH. There were no unvested BGLH Restricted Units as of September 30, 2024.
•As described in Note 15, Stock-based compensation, certain members of management have been granted Management Profits Interests Class C units in LLH MGMT and LLH MGMT II. These Class C Units in LLH MGMT and LLH MGMT II that were unvested as of September 30, 2023 represented potential common share equivalents because upon vesting, they would be able to share in the profits of the Company, as defined in the LLH MGMT and LLH MGMT II operating agreements. Because the Class C Units did not yet share in distributions, the potential units would not be allocated any undistributed earnings for basic and diluted EPS calculations. There were no unvested Class C Units as of September 30, 2024.

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
(20)Segment information
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Global Warehousing revenues	$972	$960	$2,907	$2,882
Global Integrated Solutions revenues	363	369	1,094	1,126
Total net revenues	1,335	1,329	4,001	4,008

Global Warehousing cost of operations	589	593	1,755	1,748
Global Integrated Solutions cost of operations	307	306	916	946
Total segment cost of operations	896	899	2,671	2,694
Stock-based compensation expense	1	—	1	—
Total cost of operations	897	899	2,672	2,694

Global Warehousing NOI	383	367	1,152	1,134
Global Integrated Solutions NOI	56	63	178	180
Total segment NOI	439	430	1,330	1,314
Reconciling items:
Stock-based compensation expense in cost of operations	(1)	—	(1)	—
General and administrative expense	(143)	(122)	(394)	(361)
Depreciation expense	(156)	(137)	(478)	(402)
Amortization expense	(54)	(51)	(162)	(155)
Acquisition, transaction, and other expense	(592)	(19)	(612)	(45)
Restructuring, impairment, and gain (loss) on disposals	(8)	(4)	(23)	(11)
Equity income (loss), net of tax	—	(2)	(3)	(2)
Gain (loss) on foreign currency transactions, net	14	(5)	5	(9)
Interest expense, net	(82)	(126)	(369)	(357)
Gain (loss) on extinguishment of debt	(6)	—	(13)	—
Other nonoperating income (expense), net	1	(19)	1	(19)
Net income (loss) before income taxes	$(588)	$(55)	$(719)	$(47)

Capital expenditures for property, plant, and equipment:
Global Warehousing capital expenditures	$137	$125	$375	$401
Global Integrated Solutions capital expenditures	6	15	26	64
Corporate capital expenditures	34	28	91	83
Total capital expenditures for property, plant, and equipment	$177	$168	$492	$548

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
(21)Subsequent events
On November 1, 2024, the Company, through an asset purchase agreement, acquired a warehouse and operating assets from ColdPoint Logistics Real Estate, LLC and ColdPoint Logistics Warehouse, LLC in Edgerton, Kansas, for the purchase price of $223 million. The facility provides temperature-controlled storage, handling, and other ancillary services.

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
Management’s Overview
We are the world’s largest global temperature-controlled warehouse REIT, with a modern and strategically located network of properties. Our business is competitively positioned to deliver a seamless end-to-end, technology-enabled experience for a well-diversified and stable customer base, each with their own unique requirements in the temperature-controlled supply chain. As of September 30, 2024, we operated an interconnected global temperature-controlled warehouse network, comprising over 85.0 million square feet and 3.0 billion cubic feet of capacity across 487 warehouses predominantly located in densely populated critical-distribution markets, with 313 in North America, 88 in Asia-Pacific, and 86 in Europe.
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
Initial Public Offering
On July 26, 2024, we closed our IPO of 56,882,051 shares of our common stock at a price of $78.00 per share, with a subsequent exercise in full by the underwriters of their option to purchase from us an additional 8,532,307 shares of common stock that closed on July 31, 2024. The net proceeds to us from the IPO were $4,873 million. In connection with the IPO, we terminated the operating services agreement between our subsidiary, Lineage Holdings, and Bay Grove Management. Additionally, we entered into a transition services agreement with Bay Grove Management, pursuant to which Bay Grove Management is expected to provide certain transition services to support capital deployment, mergers, and acquisitions activities for the three years following our IPO.
Refer to Note 2, Capital structure and noncontrolling interests in the condensed consolidated financial statements included in this Quarterly Report for more information regarding our IPO-related transactions.
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
Cost of operations. Our global warehousing segment cost of operations consists primarily of labor, power, and other warehouse costs. Labor comprises the largest component of the cost of operations from our global warehousing segment and consists primarily of employee wages (both direct and indirect) and benefits, excluding stock-based compensation. Changes in our labor expense are driven by, among other things, changes in headcount, changes in compensation levels, and associated performance incentives, the use of third-party labor to support our operations, changes in terms of collective bargaining agreements, changes in customer requirements and associated work content, workforce productivity, labor availability, governmental policies and regulations, and variability in costs associated with employer-provided benefits. Our second-largest cost of operations of our global warehousing segment is electrical power utilized in the operation of our temperature-controlled warehouses. We may, from time to time, hedge our exposure to changes in power prices through fixed rate agreements. In addition, to the extent possible and appropriate, we may seek to mitigate or offset the impact of fluctuations in the price of power on our financial results through rate escalations or power surcharge provisions within our agreements with customers. We also look to implement energy saving alternatives to reduce energy consumption, including the installation of solar panels, state of the art refrigeration control systems, LED lighting, thermal energy storage, motion-sensor technology, variable frequency drives for our fans and compressors, and rapid open/close doors. Additionally, business mix impacts our power expense depending on the temperature zone and type and frequency of freezing required (e.g., blast freezing). Other warehouse costs include utilities other than power, insurance, real estate taxes, repairs and maintenance, rent under real property operating leases where applicable, equipment costs, warehouse consumables (e.g., pallets and shrink-wrap), personal protective equipment, warehouse administration, and other related facility and services costs.
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
Cost of operations. Our global integrated solutions cost of operations consists primarily of third-party carrier charges, which are impacted by factors affecting those carriers, including truck and ocean liner capacity and driver and equipment availability in certain markets. Additionally, in certain markets we employ drivers and operate assets to serve our customers. Costs to operate these assets include wages (excluding stock-based compensation), fuel, tolls, insurance, and maintenance.
Other Consolidated Operating Expenses.
Depreciation and amortization expenses. Our depreciation and amortization expenses result primarily from the capital-intensive nature of our business. The principal components of depreciation relate to our warehouses, both owned and leased, including buildings and improvements, refrigeration equipment, racking, leasehold improvements, material handling equipment, furniture and fixtures, and our computer hardware and internal use software. We also incur depreciation related to owned transportation assets. Amortization relates primarily to intangible assets for customer relationships and finance lease right-of-use assets.
General and administrative expenses. Our general and administrative expenses consist primarily of costs associated with administration of our global warehousing and global integrated solutions segments, including management wages and benefits, administrative, legal, business development, project management, sales, marketing, engineering, safety and compliance, food optimization, human resources, finance, accounting, network optimization, data science, and information technology personnel, transformational information technology expenses, equity incentive plans, communications and data processing, travel, professional fees, credit loss, training, office equipment, supplies, and, prior to our IPO, management fees paid to Bay Grove in accordance with the terms of the operating services agreement. Trends in general and administrative expenses are influenced by changes in headcount and compensation levels and achievement of incentive compensation targets. In connection with our IPO, we terminated the operating services agreement in order to internalize certain operating, strategic development, and financial services that were previously provided by Bay Grove under it, and entered into a transition services agreement with Bay Grove to provide certain of these services for a three-year term while we internalize such functions.
Acquisition, transaction, and other expenses. Our acquisition, transaction, and other expenses consist of costs with a high level of variability from period-to-period and include professional fees associated with planned and completed business expansion activities, and acquisition integration costs. In addition, it includes expenses associated with our IPO, including costs related to public company readiness efforts and costs incurred as a result of our IPO in the third quarter of 2024 (see Note 2, Capital structure and noncontrolling interests to the condensed consolidated financial statements included in this Quarterly Report for further detail on costs associated with our IPO). These costs are expensed as incurred. It also includes employee-related expenses associated with acquisitions, such as acquisition-related severance and consulting agreements and certain cash-based incentive awards given to employees of legacy companies in acquisitions.
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
•Labor. Following headwinds in recent years from wage inflation, labor shortages, and team member turnover, our team has focused on strategic initiatives to decrease turnover through our stock-based compensation awards, higher wages, engagement best practices, and training to help retain talent. Retention has improved due to these internal efforts and macroeconomic factors.
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
Refer to Part II, Item 1A. “Risk Factors” for additional information.

Foreign Currency Translation Impact on Our Operations
Our consolidated revenues and expenses are subject to variations caused by the net effect of foreign currency translation on revenues and expenses incurred by our operations outside the United States. Future fluctuations of foreign currency exchange rates and their impact on our consolidated financial statements are inherently uncertain. Our primary currency exposures are to the euro, Canadian dollar, British pound sterling, and Australian dollar. Revenues and expenses are typically denominated in the local currency of the country in which they are derived or incurred, which partially mitigates the net impact of foreign currency fluctuations on our operating results and margins.
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
We employ multiple strategies to maximize labor productivity, including the following: instituting lean operating principles, driving standard work processes, visual management, just-in-time management, and quality processes; optimizing the mix of permanent and temporary team members; optimizing shifts relative to throughput; and focusing on increased engagement and retention.
We seek to maximize energy efficiency in our warehouses by using the latest technology and alternative energy generation practices. The technologies we deploy include variable frequency drives, refrigeration control systems, rapid close doors, motion sensor technology, LED lighting, and “flywheeling”— an innovative process that leverages machine learning and artificial intelligence to manage energy load based on predictions of peak demand. We also generate alternative sources of energy primarily through the deployment of solar, battery capacity, and linear generators. These initiatives have allowed us to reduce our consumption of kilowatt hours, optimize rates, and reduce overall energy costs.
How We Assess the Performance of Our Business
Segment Net Operating Income or “Segment NOI”
We evaluate the performance of our business segments based on their net operating income relative to our overall results of operations. We use the term “segment net operating income” or “segment NOI” to mean a segment’s revenues less its cost of operations (excluding any depreciation and amortization, impairment charges, general and administrative expenses, stock-based compensation expense, restructuring and impairment expense, gains and losses on sale of assets, and acquisition, transaction, and other expenses). We use segment NOI to evaluate our segments for purposes of making operating decisions and assessing performance in accordance with Accounting Standards Codification (“ASC”) 280, Segment Reporting.
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
Acquired properties will be included in the “same warehouse” population if owned or leased by us as of the first business day of the prior calendar year and still owned by us as of the end of the current reporting period, unless the property is under development. The “same warehouse” pool can also be adjusted during the year to remove properties that were sold or entering development subsequent to the beginning of the current calendar year. As such, the “same warehouse” population for the period ended September 30, 2024 includes all properties that we owned at January 1, 2023 which had both been owned and had reached “normalized operations” by January 1, 2023.
We calculate “same warehouse NOI” as revenues for the same warehouse population less its cost of operations (excluding any depreciation and amortization, general and administrative expenses, stock-based compensation expense, restructuring and impairment expense, gains and losses on sale of assets, and acquisition, transaction, and other expense). We evaluate the performance of the warehouses we own, lease, or manage using a “same warehouse” analysis, and we believe that same warehouse NOI is helpful to investors as a supplemental performance measure because it includes the operating performance from the population of properties that is consistent from period to period, thereby eliminating the effects of changes in the composition of our warehouse portfolio on performance measures.
The following table shows the composition of our warehouse portfolio as of September 30, 2024.

Total warehouses(1)	468
Same warehouse facilities	411
Non-same warehouse facilities	57
__________________
(1)Excludes 19 warehouses in our global integrated solutions segment as of September 30, 2024. We categorize warehouses as part of our global integrated solutions segment if the primary business conducted in those warehouses is within our global integrated solutions segment.
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
Economic Occupancy of Our Warehouses
We define average economic occupancy as the aggregate number of physical pallets on hand and any additional pallet positions otherwise contractually committed and paid for by customers for a given period divided by the approximate number of average physical pallet positions in our warehouse for the applicable period. We estimate the number of contractually committed pallet positions by taking into account the actual pallet commitment specified in each customer’s warehouse agreement and subtracting the physical pallets on hand for that customer. We regard economic occupancy as an important driver of our financial results. We plan to expand our use of minimum storage guarantees that pay us minimum or fixed storage fees for pallet positions whether or not a minimum number of pallet positions are physically occupied. We actively seek to enter into minimum storage guarantees when establishing new customer agreements, renewing existing customer agreements or upon a change in the anticipated profile of our customer. We believe that transitioning certain customer contracts from on-demand, as-utilized structures to minimum storage guarantee structures will drive segment NOI growth and consistency by maintaining our storage revenues during periods of lower inventories.
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
Throughput at Our Warehouses
The level and nature of throughput at our warehouses is an important factor impacting our warehouse services revenues. Throughput refers to the volume of inbound pallets that enter our warehouses plus the volume of outbound pallets that exit our warehouses, divided by two. Higher levels of throughput drive warehouse services revenues in our global warehousing segment, as customers are typically billed transactionally for these services. The nature of throughput may be driven by the expected inventory turns of the underlying product or commodity. Throughput pallets can be influenced by both customers’ production as well as shifts in demand preferences. Customers’ production levels, which respond to market conditions, labor availability, supply chain dynamics, and consumer preferences, may impact inbound pallets. Similarly, a change in inventory turnover due to shift in consumer demand may impact outbound pallets.

Results of Operations
Comparison of Results for the Three Months Ended September 30, 2024 and 2023
Global Warehousing Segment
The following table presents the operating results of our global warehousing segment for the three months ended September 30, 2024 and 2023.

	Three Months Ended September 30,
	2024	2023		Change
	(in millions except revenue per pallet)
Warehouse storage	$508	$515		(1.4)%
Warehouse services	464	445		4.3%
Total global warehousing segment revenues	972	960		1.3%
Power	58	58		—%
Labor(1)	352	352		—%
Other warehouse costs(2)	179	183		(2.2)%
Total global warehousing segment cost of operations	589	593		(0.7)%
Global warehousing segment NOI	$383	$367		4.4%
Total global warehousing segment margin	39.4%	38.2%	120	bps

Number of warehouse sites	468	457

Warehouse storage(3)
Average economic occupancy
Average occupied economic pallets (in thousands)	8,078	8,127		(0.6)%
Economic occupancy percentage	82.0%	84.3%	(230)	bps
Storage revenue per economic occupied pallet	$62.85	$63.36		(0.8)%
Average physical occupancy
Average physical occupied pallets (in thousands)	7,431	7,485		(0.7)%
Average physical pallet positions (in thousands)	9,849	9,635		2.2%
Physical occupancy percentage	75.4%	77.7%	(230)	bps
Storage revenue per physical occupied pallet	$68.32	$68.79		(0.7)%
Warehouse services(3)
Throughput pallets (in thousands)	13,188	12,948		1.9%
Warehouse services revenue per throughput pallet	$32.21	$31.31		2.9%
__________________
(1)Labor cost of operations excludes $1 million of stock-based compensation expense for the three months ended September 30, 2024.
(2)Includes real estate rent expense of $25 million and $24 million for the three months ended September 30, 2024 and 2023, respectively, and non-real estate rent expense (equipment lease and rentals) of $3 million and $5 million for the three months ended September 30, 2024 and 2023, respectively.
(3)Warehouse storage and warehouse services metrics exclude managed sites.
Global warehousing segment revenues were $972 million for the three months ended September 30, 2024, an increase of $12 million, or 1.3%, compared to $960 million for the three months ended September 30, 2023. The increase in revenues was driven by an approximate $17 million increase from acquisitions and an approximate $15 million increase from our recently completed and in-progress expansion and development projects. This growth was offset by a $15 million decrease from other non-same warehouse sites, including closed facilities, and a $5 million decrease in our same warehouse pool. The decrease in our same warehouse pool was primarily driven by lower utilization and throughput volumes, partially offset by a favorable increase in rates. In addition, the foreign currency translation of revenues earned by our foreign operations had a $3 million favorable impact compared to the three months ended September 30, 2023.
Global warehousing segment cost of operations was $589 million for the three months ended September 30, 2024, a decrease of $4 million, or 0.7%, compared to $593 million for the three months ended September 30, 2023. The cost of operations for our same warehouse pool decreased $13 million, representing decreases across labor and other warehouse costs. In addition, there was a $10 million decrease in cost of operations from other non-same warehouse sites, including closed facilities. These cost decreases were offset by increases of approximately $11 million from the additional facilities we acquired in connection with the above-mentioned acquisitions and approximately $8 million related to our recently completed and in-progress expansion and development projects. In addition, the foreign currency translation of cost of operations from our foreign operations had a $3 million unfavorable impact compared to the three months ended September 30, 2023.
Global warehousing segment NOI was $383 million for the three months ended September 30, 2024, an increase of $16 million, or 4.4%, compared to $367 million for the three months ended September 30, 2023. The segment NOI for our same warehouse pool increased $8 million or 2.4%, attributable to revenue and cost of operations factors previously described. In addition, segment NOI was positively impacted by approximately $7 million related to our recently completed and in-process expansion and development projects as they continue to ramp up prior to stabilization and approximately $6 million related to the above-mentioned acquisitions. These were offset by a $5 million net decrease from other non-same warehouse sites, including closed facilities.

Same Warehouse Result
The following table presents revenues, cost of operations, same warehouse NOI, and margins for our same warehouses for the three months ended September 30, 2024 and September 30, 2023.

	Three Months Ended September 30,
	2024	2023		Change
	(in millions except revenue per pallet)
Warehouse storage	$441	$455		(3.1)%
Warehouse services	402	393		2.3%
Total same warehouse revenues	843	848		(0.6)%
Power	50	50		—%
Labor	306	311		(1.6)%
Other warehouse costs	150	158		(5.1)%
Total same warehouse cost of operations	506	519		(2.5)%
Same warehouse NOI	$337	$329		2.4%
Total same warehouse margin	40.0%	38.8%	120	bps

Number of same warehouse sites	411	411

Warehouse storage(1)
Economic occupancy
Average occupied economic pallets (in thousands)	7,005	7,172		(2.3)%
Economic occupancy percentage	84.1%	86.0%	(190)	bps
Storage revenue per economic occupied pallet	$62.92	$63.50		(0.9)%
Physical occupancy
Average physical occupied pallets (in thousands)	6,461	6,604		(2.2)%
Average physical pallet positions (in thousands)	8,331	8,341		(0.1)%
Physical occupancy percentage	77.6%	79.2%	(160)	bps
Storage revenue per physical occupied pallet	$68.22	$68.95		(1.1)%
Warehouse services(1)
Throughput pallets (in thousands)	11,272	11,471		(1.7)%
Warehouse services revenue per throughput pallet	$32.45	$31.29		3.7%
__________________
(1)Warehouse storage and warehouse services metrics exclude managed sites.
Economic occupancy at our same warehouses was 84.1% for the three months ended September 30, 2024, a decrease of 190 basis points compared to 86.0% for the three months ended September 30, 2023. Our economic occupancy at our same warehouses was 650 basis points higher than our corresponding average physical occupancy of 77.6%. Economic occupancy was lower than the prior year due to lower physical utilization as customers rationalized their inventory during continued economic pressures driven by higher interest rates. Same warehouse storage revenues per economic occupied pallet decreased 0.9% period-over-period, primarily driven by a change in our business profile due to customer rationalization of inventory.
Throughput pallets at our same warehouses were 11.3 million pallets for the three months ended September 30, 2024, a decrease of 1.7% from 11.5 million pallets for the three months ended September 30, 2023. The decrease was the result of lower turns due to continued economic pressures driven by higher interest rates. Same warehouse services revenue per throughput pallet increased 3.7% compared to the prior year, primarily driven by a change in our business profile due to customer rationalization of inventory.

Non-Same Warehouse Results
The following table presents revenues, cost of operations, non-same warehouse NOI, and margins for our non-same warehouses for the three months ended September 30, 2024 and 2023.

	Three Months Ended September 30,
	2024	2023		Change
	(in millions except revenue per pallet)
Warehouse storage	$67	$60		11.7%
Warehouse services	62	52		19.2%
Total non-same warehouse revenues	129	112		15.2%
Power	8	8		—%
Labor	46	41		12.2%
Other warehouse costs	29	25		16.0%
Total non-same warehouse cost of operations	83	74		12.2%
Non-same warehouse NOI	$46	$38		21.1%
Total non-same warehouse margin	35.7%	33.9%	180	bps

Number of non-same warehouse sites(1)	57	46

Warehouse storage (2)
Economic occupancy
Average occupied economic pallets (in thousands)	1,073	955		12.4%
Economic occupancy percentage	70.7%	73.8%	(310)	bps
Storage revenue per economic occupied pallet	$62.41	$62.36		0.1%
Physical occupancy
Average physical occupied pallets (in thousands)	970	881		10.1%
Average physical pallet positions (in thousands)	1,518	1,294		17.3%
Physical occupancy percentage	63.9%	68.1%	(420)	bps
Storage revenue per physical occupied pallet	$69.02	$67.62		2.1%
Warehouse services (2)
Throughput pallets (in thousands)	1,916	1,477		29.7%
Warehouse services revenue per throughput pallet	$30.80	$31.44		(2.0)%
__________________
(1)Refer to our “Same Warehouse Analysis,” which describes the composition of our non-same warehouse pool.
(2)Warehouse storage and warehouse services metrics exclude managed sites.

Global Integrated Solutions Segment
The following table presents the operating results of our global integrated solutions segment for the three months ended September 30, 2024 and 2023.

	Three Months Ended September 30,
	2024	2023	Change
	(in millions)
Global Integrated Solutions segment revenues	$363	$369	(1.6)%
Global Integrated Solutions segment cost of operations	307	306	0.3%
Global Integrated Solutions segment NOI	$56	$63	(11.1)%
Global Integrated Solutions margin	15.4%	17.1%	(170)	bps
Global integrated solutions segment revenues were $363 million for the three months ended September 30, 2024, a decrease of $6 million, or 1.6%, compared to $369 million for the three months ended September 30, 2023. The decrease was due to lower volumes and the sale of a European subsidiary which occurred in September 2023, offset by increases from acquisitions. In addition, the foreign currency translation of revenues earned by our foreign operations had a $3 million favorable impact compared to the three months ended September 30, 2023.
Global integrated solutions segment cost of operations was $307 million for the three months ended September 30, 2024, an increase of $1 million, or 0.3%, compared to $306 million for the three months ended September 30, 2023. The net increase included the above-mentioned acquisitions, partially offset by lower costs driven by volumes, cost controls, and the above-mentioned sale of a European subsidiary. The foreign currency translation of cost of operations from our foreign operations had a $2 million unfavorable impact compared to the three months ended September 30, 2023.
Global integrated solutions segment NOI was $56 million for the three months ended September 30, 2024, a decrease of $7 million, or 11.1%, compared to $63 million for the three months ended September 30, 2023. Foreign currency translation had a $1 million favorable net impact compared to the three months ended September 30, 2023.
Other Consolidated Operating Expenses

	Three Months Ended September 30,		Change
	2024	2023	%
	(in millions)
Other consolidated operating expense:
Depreciation and amortization expense	$210	$188	11.7%
General and administrative expense	$143	$122	17.2%
Acquisition, transaction, and other expense	$592	$19	n.m.[1]
Restructuring, impairment, and (gain) loss on disposals	$8	$4	n.m.
_______________
(1) n.m. (not meaningful) throughout this Quarterly Report is used in place of percentage changes where the change is excessive, involves a comparison between income and loss amounts, or involves a comparison to zero.
Depreciation and amortization expense. Depreciation and amortization expense was $210 million for the three months ended September 30, 2024, an increase of $22 million, or 11.7%, compared to $188 million for the three months ended September 30, 2023. The increase was primarily due to information technology investments, acquisitions, and greenfield and expansion projects.
General and administrative expense. General and administrative expenses were $143 million for the three months ended September 30, 2024, an increase of $21 million, or 17.2%, compared to $122 million for the three months ended September 30, 2023. The increase was primarily driven by higher stock-based compensation expense related to our annual grants. We expect our general and administrative expenses to stabilize over time and generate operating leverage. For the three months ended September 30, 2024 and 2023, general and administrative expenses were 10.7% and 9.2% of total revenues, respectively.

Acquisition, transaction, and other expense. Acquisition, transaction, and other expenses were $592 million for the three months ended September 30, 2024, an increase of $573 million compared to $19 million for the three months ended September 30, 2023. The increase was primarily due to costs associated with our IPO, including internalization costs and stock-based compensation expense. For further detail on costs associated with our IPO and stock-based compensation, see Note 2, Capital structure and noncontrolling interests and Note 15, Stock-based compensation to the condensed consolidated financial statements included in this Quarterly Report.
Restructuring, impairment, and (gain) loss on disposals. Restructuring, impairment, and (gain) loss on disposals were net expenses of $8 million for the three months ended September 30, 2024, an increase of $4 million compared to net expenses of $4 million for the three months ended September 30, 2023. The increase was related to higher impairment expense primarily related to properties sold or classified as held for sale and higher severance costs. Partially offsetting these increases, the three months ended September 30, 2024 also included a net gain of $5 million related to a fire which occurred at the Company’s warehouse in Kennewick, Washington (see Note 17, Commitments and contingencies in our condensed consolidated financial statements included in this Quarterly Report for details).
Other Income (Expense)
The following table presents other items of income and expense for the three months ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Change
	2024	2023	%
	(in millions)
Other income (expense):
Interest expense, net	$(82)	$(126)	(34.9)%
Gain (loss) on extinguishment of debt	$(6)	$—	n.m.
Gain (loss) on foreign currency transactions, net	$14	$(5)	n.m.
Equity income (loss), net of tax	$—	$(2)	n.m.
Other nonoperating income (expense), net	$1	$(19)	n.m.
Interest (expense), net. We reported a net interest expense of $82 million for the three months ended September 30, 2024, a decrease of $44 million, or 34.9%, compared to $126 million for the three months ended September 30, 2023. The average effective interest rate of our outstanding debt was 5.8% for the three months ended September 30, 2024, a decrease from 6.2% for the three months ended September 30, 2023, primarily due to the substantial debt repayments with IPO proceeds. When taking into account income (expense) generated from hedging instruments, the average effective interest rate of our outstanding debt was 4.2% for the three months ended September 30, 2024, a decrease from 4.8% for the three months ended September 30, 2023.
Gain (loss) on extinguishment of debt. We reported a net loss on debt extinguishment of $6 million for the three months ended September 30, 2024, related to unamortized deferred financing costs previously capitalized for the Delayed Draw Term Loan (DDTL), which was repaid on July 26, 2024. There was no gain (loss) on debt extinguishment recognized for the three months ended September 30, 2023. For additional information regarding our debt, see Note 9, Debt in our condensed consolidated financial statements included in this Quarterly Report.
Gain (loss) on foreign currency transactions, net. We reported a net foreign currency exchange gain of $14 million for the three months ended September 30, 2024, compared to a net loss of $5 million for the three months ended September 30, 2023. The increase in foreign currency exchange gain was due was due to more favorable foreign currency exchange rates against the U.S. dollar, with the largest impacts driven by the Euro and Australian dollar.
Equity income (loss), net of tax. We reported less than $1 million of net income (loss) from equity method investments for the three months ended September 30, 2024, compared to a net loss of $2 million for the three months ended September 30, 2023, primarily related to our investment in Emergent Cold LatAm Holdings, LLC.
Other nonoperating income (expense), net. We reported $1 million of other nonoperating income for the three months ended September 30, 2024, an increase of $20 million compared to net expenses of $19 million for the three months ended September 30, 2023. During the three months ended September 30, 2023, the Company recognized a net loss of $21 million on the sale of Erweda BV, a European subsidiary. For additional information regarding the divestiture, see Note 4, Business combinations, asset acquisitions, and divestitures in our condensed consolidated financial statements included in this Quarterly Report.
Income Tax Expense (Benefit)
Income tax benefit for the three months ended September 30, 2024 was $45 million, which represented an increase of $40 million from an income tax benefit of $5 million for the three months ended September 30, 2023. The tax benefit in 2024 was principally created by the release of a $24 million valuation allowance on deferred tax assets relating to net operating losses carryforwards in the U.S., the tax-effect of pre-tax earnings in various jurisdictions, tax adjustments related to REIT activity, and withholding taxes paid in various jurisdictions. The tax expense (benefit) in 2023 was principally created by tax-effect of pre-tax earnings and losses in various jurisdictions, tax adjustments related to REIT activity, and changes to uncertain tax positions. Our income taxes are discussed in more detail in Note 8, Income taxes to the condensed consolidated financial statements included in this Quarterly Report.
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

Comparison of Results for the Nine Months Ended September 30, 2024 and 2023
Global Warehousing Segment
The following table presents the operating results of our warehouse segment for the nine months ended September 30, 2024 and 2023.

Nine Months Ended September 30,
2024	2023	Change
(in millions except revenue per pallet)
Warehouse storage	$1,534	$1,545	(0.7)%
Warehouse services	1,373	1,337	2.7%
Total global warehousing segment revenues	2,907	2,882	0.9%
Power	155	156	(0.6)%
Labor(1)	1,062	1,042	1.9%
Other warehouse costs(2)	538	550	(2.2)%
Total global warehousing segment cost of operations	1,755	1,748	0.4%
Global warehousing segment NOI	$1,152	$1,134	1.6%
Total global warehousing segment margin	39.6%	39.3%	30	bps

Number of warehouse sites	468	457

Warehouse storage(3)
Average economic occupancy
Average occupied economic pallets (in thousands)	8,121	8,214	(1.1)%
Economic occupancy percentage	82.8%	85.6%	(280)	bps
Storage revenue per economic occupied pallet	$188.87	$187.87	0.5%
Average physical occupancy
Average physical occupied pallets (in thousands)	7,504	7,656	(2.0)%
Average physical pallet positions (in thousands)	9,803	9,597	2.1%
Physical occupancy percentage	76.5%	79.8%	(330) bps
Storage revenue per physical occupied pallet	$204.39	$201.56	1.4%
Warehouse services(3)
Throughput pallets (in thousands)	39,239	38,437	2.1%
Warehouse services revenue per throughput pallet	$32.08	$31.93	0.5%
_______________
(1)Excludes $1 million of stock-based compensation expense for the nine months ended September 30, 2024.
(2)Includes real estate rent expense of $75 million and $71 million for the nine months ended September 30, 2024 and 2023, respectively, and non-real estate rent expense (equipment lease and rentals) of $12 million and $16 million for the nine months ended September 30, 2024 and 2023, respectively.
(3)Warehouse storage and warehouse services metrics exclude managed sites.
Global warehousing segment revenues were $2,907 million for the nine months ended September 30, 2024, an increase of $25 million, or 0.9%, compared to $2,882 million for the nine months ended September 30, 2023. The net increase was primarily driven by $47 million from acquisitions and approximately $46 million from our recently completed and in-progress expansion and development projects, partially offset by a $41 million decrease in our same warehouse pool and a $27 million decrease from other non-same warehouse sites including closed facilities. The decrease in our same warehouse pool was primarily driven by lower utilization and throughput volumes, partially offset by a favorable increase in rates. In addition, the foreign currency translation of revenues earned by our foreign operations had a $1 million favorable impact compared to the nine months ended September 30, 2023.
Global warehousing segment cost of operations was $1,755 million for the nine months ended September 30, 2024, an increase of $7 million, or 0.4%, compared to $1,748 million for the nine months ended September 30, 2023. The net increase was primarily driven by $28 million from acquisitions and $25 million from our recently completed and in-progress expansion and development projects, partially offset by a $31 million decrease in our same warehouse pool and a $15 million decrease from other non-same warehouse sites including closed facilities. The decrease in our same warehouse pool was driven by lower power and other warehouse costs. The foreign currency translation of cost of operations from our foreign operations had a $1 million unfavorable impact compared to the nine months ended September 30, 2023.
Global warehousing segment NOI was $1,152 million for the nine months ended September 30, 2024, an increase of $18 million, or 1.6%, compared to $1,134 million for the nine months ended September 30, 2023. Global warehousing segment NOI was positively impacted by approximately $21 million related to our recently completed and in-process expansion and development projects as they continue to ramp up prior to stabilization and approximately $19 million related to the above mentioned acquisitions. These were offset by a decrease from our same warehouse pool of $10 million, or 1.0%, attributable to the revenue and cost of operations factors previously described. In addition, there was a $12 million net decrease from other non-same warehouse sites including closed facilities.

Same Warehouse Results

Nine Months Ended September 30,
2024	2023	Change
(in millions except revenue per pallet)
Warehouse storage	$1,325	$1,367	(3.1)%
Warehouse services	1,190	1,189	0.1%
Total same warehouse revenues	2,515	2,556	(1.6)%
Power	133	136	(2.2)%
Labor	922	923	(0.1)%
Other warehouse costs	449	476	(5.7)%
Total same warehouse cost of operations	1,504	1,535	(2.0)%
Same warehouse NOI	$1,011	$1,021	(1.0)%
Total same warehouse margin	40.2%	39.9%	30	bps

Number of same warehouse sites	411	411

Warehouse storage(1)
Economic occupancy
Average occupied economic pallets (in thousands)	7,038	7,286	(3.4)%
Economic occupancy percentage	84.3%	87.3%	(300)	bps
Storage revenue per economic occupied pallet	$188.22	$187.61	0.3%
Physical occupancy
Average physical occupied pallets (in thousands)	6,499	6,772	(4.0)%
Average physical pallet positions (in thousands)	8,350	8,342	0.1%
Physical occupancy percentage	77.8%	81.2%	(340)	bps
Storage revenue per physical occupied pallet	$203.81	$201.86	1.0%
Warehouse services(1)
Throughput pallets (in thousands)	33,586	34,259	(2.0)%
Warehouse services revenue per throughput pallet	$32.34	$31.84	1.6%
_______
(1)Warehouse storage and warehouse services metrics exclude managed sites.
Economic occupancy at our same warehouses was 84.3% for the nine months ended September 30, 2024, a decrease of 300 basis points compared to 87.3% for the nine months ended September 30, 2023. Our economic occupancy at our same warehouses was 650 basis points higher than our corresponding average physical occupancy of 77.8%. Economic occupancy was lower than the prior year due to lower physical utilization as customers rationalize their inventory during continued economic pressures driven by higher interest rates. Same warehouse storage revenues per economic occupied pallet increased 0.3% period-over-period, primarily driven by a change in our business profile due to customer rationalization of inventory.
Throughput pallets at our same warehouses were 33.6 million pallets for the nine months ended September 30, 2024, a decrease of 2.0% from 34.3 million pallets for the nine months ended September 30, 2023. This decrease was the result of lower turns due to continued economic pressures driven by higher interest rates. Same warehouse services revenue per throughput pallet increased 1.6% compared to the prior year, primarily driven by a change in our business profile due to customer rationalization of inventory.

Non-Same Warehouse Results

	Nine Months Ended September 30,
	2024	2023		Change
	(in millions except revenue per pallet)
Warehouse storage	$209	$178		17.4%
Warehouse services	183	148		23.6%
Total non-same warehouse revenues	392	326		20.2%
Power	22	20		10.0%
Labor	140	119		17.6%
Other warehouse costs	89	74		20.3%
Total non-same warehouse cost of operations	251	213		17.8%
Non-same warehouse NOI	$141	$113		24.8%
Total non-same warehouse margin	36.0%	34.7%	130	bps

Number of non-same warehouse sites(1)	57	46

Warehouse storage (2)
Economic occupancy
Average occupied economic pallets (in thousands)	1,083	928		16.7%
Economic occupancy percentage	74.5%	73.9%	60	bps
Storage revenue per economic occupied pallet	$193.11	$189.94		1.7%
Physical occupancy
Average physical occupied pallets (in thousands)	1,005	884		13.7%
Average physical pallet positions (in thousands)	1,453	1,255		15.8%
Physical occupancy percentage	69.2%	70.4%	(120)	bps
Storage revenue per physical occupied pallet	$208.10	$199.29		4.4%
Warehouse services (2)
Throughput pallets (in thousands)	5,653	4,178		35.3%
Warehouse services revenue per throughput pallet	$30.49	$32.66		(6.6)%
__________________
(1) Refer to our “Same Warehouse Analysis,” which describes the composition of our non-same warehouse pool.
(2) Warehouse storage and warehouse services metrics exclude managed sites.

Global Integrated Solutions Segment
The following table presents the operating results of our global integrated solutions segment for the nine months ended September 30, 2024 and 2023.

	Nine Months Ended September 30,
	2024	2023	Change
	(in millions)
Global Integrated Solutions segment revenues	$1,094	$1,126	(2.8)%
Global Integrated Solutions segment cost of operations	916	946	(3.2)%
Global Integrated Solutions segment NOI	$178	$180	(1.1)%
Global Integrated Solutions margin	16.3%	16.0%	30	bps
Global integrated solutions segment revenues were $1,094 million for the nine months ended September 30, 2024, a decrease of $32 million, or 2.8%, compared to $1,126 million for the nine months ended September 30, 2023. The decrease was due to lower volumes and the sale of a European subsidiary which occurred in September 2023, offset by increases from acquisitions. In addition, the foreign currency translation of revenues earned by our foreign operations had a $5 million favorable impact compared to the nine months ended September 30, 2023.
Global integrated solutions segment cost of operations was $916 million for the nine months ended September 30, 2024, a decrease of $30 million, or 3.2%, compared to $946 million for the nine months ended September 30, 2023. The decrease was due to lower volumes, cost controls, and the above-mentioned sale of a European subsidiary, offset by increases from the above-mentioned acquisitions. The foreign currency translation of cost of operations from our foreign operations had a $4 million unfavorable impact compared to the nine months ended September 30, 2023.
Global integrated solutions segment NOI was $178 million for the nine months ended September 30, 2024, a decrease of $2 million, or 1.1%, compared to $180 million for the nine months ended September 30, 2023. Foreign currency translation had a $1 million favorable net impact compared to nine three months ended September 30, 2023.
Other Consolidated Operating Expenses

	Nine Months Ended September 30,		Change
	2024	2023	%
	(in millions)
Other consolidated operating expense:
Depreciation and amortization expense	$640	$557	14.9%
General and administrative expense	$394	$361	9.1%
Acquisition, transaction, and other expense	$612	$45	1260.0%
Restructuring, impairment, and (gain) loss on disposals	$23	$11	109.1%
Depreciation and amortization expense. Depreciation and amortization expense was $640 million for the nine months ended September 30, 2024, an increase of $83 million, or 14.9%, compared to $557 million for the nine months ended September 30, 2023. The increase was primarily due to information technology investments, acquisitions, and greenfield and expansion projects.
General and administrative expense. General and administrative expenses were $394 million for the nine months ended September 30, 2024, an increase of $33 million, or 9.1%, compared to $361 million for the nine months ended September 30, 2023. The increase was primarily due to higher stock-based compensation expense related to our annual grants and other costs associated with our information technology infrastructure and expanding operations. We expect our general and administrative expenses to stabilize over time and generate operating leverage. For the nine months ended September 30, 2024 and 2023, general and administrative expenses were 9.8% and 9.0% of total revenues, respectively.

Acquisition, transaction, and other expense. Acquisition, transaction, and other expenses were $612 million for the nine months ended September 30, 2024, an increase of $567 million compared to $45 million for the nine months ended September 30, 2023. The increase was primarily due to costs associated with our IPO, including internalization costs and stock-based compensation expense. For further detail on costs associated with our IPO and stock-based compensation, see Note 2, Capital structure and noncontrolling interests and Note 15, Stock-based compensation to the condensed consolidated financial statements included in this Quarterly Report.
Restructuring, impairment, and (gain) loss on disposals. Restructuring, impairment, and (gain) loss on disposals were a net expense of $23 million for the nine months ended September 30, 2024, an increase of $12 million compared to a net expense of $11 million for the nine months ended September 30, 2023. The increase was related to higher impairment expense primarily related to properties sold or classified as held for sale and higher severance costs. In addition, the nine months ended September 30, 2024 included a net gain of $4 million related to a fire which occurred at the Company’s warehouse in Kennewick, Washington (see Note 17, Commitments and contingencies in our condensed consolidated financial statements included in this Quarterly Report for details).
Other Income (Expense)
The following table presents other items of income and expense for the nine months ended September 30, 2024 and 2023.

	Nine Months Ended September 30,		Change
	2024	2023	%
	(in millions)
Other income (expense):
Interest expense, net	$(369)	$(357)	3.4%
Gain (loss) on extinguishment of debt	$(13)	$—	n.m.
Gain (loss) on foreign currency transactions, net	$5	$(9)	n.m.
Equity income (loss), net of tax	$(3)	$(2)	50.0%
Other nonoperating income (expense), net	$1	$(19)	n.m.
Interest (expense), net. We reported a net interest expense of $369 million for the nine months ended September 30, 2024, an increase of $12 million, or 3.4%, compared to $357 million for the nine months ended September 30, 2023. The average effective interest rate of our outstanding debt was 6.4% for the nine months ended September 30, 2024, an increase from 5.8% for the nine months ended September 30, 2023, due to higher interest expense prior to substantial debt repayments with IPO proceeds. When taking into account income (expense) generated from those hedging instruments, the average effective interest rate of our outstanding debt was 5.1% for the nine months ended September 30, 2024, an increase from 4.5% for the nine months ended September 30, 2023.
Gain (loss) on extinguishment of debt. Gain (loss) on debt extinguishment was a loss of $13 million for the nine months ended September 30, 2024, as the result of various debt refinancing arrangements. There was no gain (loss) on debt extinguishment recognized for the nine months ended September 30, 2023. For additional information regarding our debt, see Note 9, Debt in our condensed consolidated financial statements included in this Quarterly Report.
Gain (loss) on foreign currency transactions, net. We reported a net foreign currency exchange gain of $5 million for the nine months ended September 30, 2024 compared to a net loss of $9 million for the nine months ended September 30, 2023. The increase in foreign currency exchange gain was due to more favorable foreign currency exchange rates against the U.S. dollar, with the largest impacts driven by the Euro.
Equity income (loss), net of tax. We reported a net loss from equity method investments of $3 million for the nine months ended September 30, 2024, as compared to $2 million net loss for the nine months ended September 30, 2023. The increase in net loss was primarily related to our investment in Emergent Cold LatAm Holdings, LLC, partially offset by a gain recognized from our investment in Ndustrial.io.
Other nonoperating income (expense).We reported $1 million of other nonoperating income for the nine months ended September 30, 2024, compared to net expenses of $19 million for the nine months ended September 30, 2023. During the nine months ended

September 30, 2023, the Company recognized a net loss of $21 million on the sale of Erweda BV, a European subsidiary. For additional information regarding the divestiture, see Note 4, Business combinations, asset acquisitions, and divestitures in our condensed consolidated financial statements included in this Quarterly Report.
Income Tax Expense (Benefit)
Income tax benefit for the nine months ended September 30, 2024 was $48 million, which represented an increase of $40 million from the income tax benefit of $8 million for the nine months ended September 30, 2023. The tax benefit in 2024 was principally created by the release of a $24 million valuation allowance on deferred tax assets relating to net operating losses carryforwards in the U.S. which are now expected to be utilized, the tax-effect of pre-tax earnings in various jurisdictions, tax adjustments related to REIT activity, and withholding taxes paid in various jurisdictions. The tax benefit in 2023 was principally created by the tax-effect of pre-tax earnings and losses in various jurisdictions, tax adjustments related to REIT activity, and changes to uncertain tax positions. Our income taxes are discussed in more detail in Note 8, Income taxes to the condensed consolidated financial statements included in this Quarterly Report.
Non-GAAP Financial Measures
We use the following non-GAAP financial measures as supplemental performance measures of our business: segment NOI, FFO, Core FFO, Adjusted FFO, EBITDA, EBITDAre, and Adjusted EBITDA. We also use same warehouse and non-same warehouse metrics described above.
We calculate total segment NOI (or “NOI”) as our total revenues less our cost of operations (excluding any depreciation and amortization, general and administrative expense, stock-based compensation expense, restructuring and impairment expense, gain and loss on sale of assets, and acquisition, transaction, and other expense. We use segment NOI to evaluate our segments for purposes of making operating decisions and assessing performance in accordance with ASC 280, Segment Reporting. We believe segment NOI is helpful to investors as a supplemental performance measure to net income because it assists both investors and management in understanding the core operations of our business. There is no industry definition of segment NOI and, as a result, other REITs may calculate segment NOI or other similarly-captioned metrics in a manner different than we do.
The table below reconciles total segment NOI to net income (loss), which is the most directly comparable financial measure calculated in accordance with GAAP, in each case for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Net income (loss)	$(543)	$(50)	$(671)	$(39)
Stock-based compensation expense in cost of operations	1	—	1	—
General and administrative expense	143	122	394	361
Depreciation expense	156	137	478	402
Amortization expense	54	51	162	155
Acquisition, transaction, and other expense	592	19	612	45
Restructuring, impairment, and (gain) loss on disposals	8	4	23	11
Equity (income) loss, net of tax	—	2	3	2
(Gain) loss on foreign currency transactions, net	(14)	5	(5)	9
Interest expense, net	82	126	369	357
(Gain) loss on extinguishment of debt	6	—	13	—
Other nonoperating (income) expense, net	(1)	19	(1)	19
Income tax expense (benefit)	(45)	(5)	(48)	(8)
Total segment NOI	$439	$430	$1,330	$1,314
We calculate EBITDA for Real Estate, or EBITDAre, in accordance with the standards established by the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT, defined as earnings before interest income or expense, taxes, depreciation and amortization, net loss or gain on sale of real estate, net of withholding taxes, impairment write-downs on real estate property, and adjustments to reflect our share of EBITDAre of partially owned entities. EBITDAre is a measure commonly used in our industry, and we present EBITDAre to enhance investor understanding of our operating performance. We believe that EBITDAre provides investors and analysts with a measure of operating results unaffected by differences in capital structures, capital investment cycles, and useful life of related assets among otherwise comparable companies.
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
We use EBITDA, EBITDAre, and Adjusted EBITDA as measures of our operating performance and not as measures of liquidity. The table below reconciles EBITDA, EBITDAre, and Adjusted EBITDA to net income (loss), which is the most directly comparable financial measure calculated in accordance with GAAP, in each case for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Net income (loss)	$(543)	$(50)	$(671)	$(39)
Adjustments:
Depreciation and amortization expense	210	188	640	557
Interest expense, net	82	126	369	357
Income tax expense (benefit)	(45)	(5)	(48)	(8)
EBITDA	$(296)	$259	$290	$867
Adjustments:
Net loss (gain) on sale of real estate assets	2	5	5	7
Impairment write-downs on real estate property	4	1	9	2
Allocation of EBITDAre of noncontrolling interests	(1)	—	(2)	(2)
EBITDAre	$(291)	$265	$302	$874
Adjustments:
Net (gain) loss on sale of non-real estate assets	—	(1)	(2)	(3)
Other nonoperating (income) expense, net	(1)	19	(1)	19
Acquisition, restructuring, and other	470	20	496	50
Technology transformation	5	—	15	—
(Gain) loss on property destruction	(5)	—	(4)	—
Interest expense and tax expense from unconsolidated JVs	2	—	4	2
Depreciation and amortization expense from unconsolidated JVs	2	1	5	4
(Gain) loss on foreign currency exchange transactions, net	(14)	5	(5)	9
Stock-based compensation expense	160	8	171	19
(Gain) loss on extinguishment of debt	6	—	13	—
Allocation adjustments of noncontrolling interests	(1)	(1)	—	(1)
Adjusted EBITDA	$333	$316	$994	$973

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
We calculate core funds from operations, or Core FFO, as FFO adjusted for the effects of gain or loss on the sale of non-real estate assets, gain or loss on the destruction of property (net of insurance proceeds), finance lease ROU asset amortization real estate, non-real estate impairments, acquisition, restructuring and other, other nonoperating income or expense, loss on debt extinguishment and modifications and the effects of gain or loss on foreign currency exchange. We also adjust for the impact attributable to non-real estate impairments on unconsolidated joint ventures and natural disaster. We believe that Core FFO is helpful to investors as a supplemental performance measure because it excludes the effects of certain items which can create significant earnings volatility, but which do not directly relate to our core business operations. We believe Core FFO can facilitate comparisons of operating performance between periods, while also providing a more meaningful predictor of future earnings potential.
However, because FFO and Core FFO add back real estate depreciation and amortization and do not capture the level of recurring maintenance capital expenditures necessary to maintain the operating performance of our properties, both of which have material economic impacts on our results from operations, we believe the utility of FFO and Core FFO as a measure of our performance may be limited.
We calculate adjusted funds from operations, or Adjusted FFO, as Core FFO adjusted for the effects of amortization of deferred financing costs, amortization of debt discount/premium amortization of above or below market leases, straight-line net operating rent, provision or benefit from deferred income taxes, stock-based compensation expense from grants under our equity incentive plans, non-real estate depreciation and amortization, non-real estate finance lease ROU asset amortization, and recurring maintenance capital expenditures. We also adjust for Adjusted FFO attributable to our share of reconciling items of partially owned entities. We believe that Adjusted FFO is helpful to investors as a meaningful supplemental comparative performance measure of our ability to make incremental capital investments in our business and to assess our ability to fund distribution requirements from our operating activities.
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

The table below reconciles FFO, Core FFO, and Adjusted FFO to net income (loss), which is the most directly comparable financial measure calculated in accordance with GAAP, in each case for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Net income (loss)	$(543)	$(50)	$(671)	$(39)
Adjustments:
Real estate depreciation	89	82	265	238
In-place lease intangible amortization	1	2	6	6
Net loss (gain) on sale of real estate assets	2	4	5	7
Impairment write-downs on real estate property	4	—	9	2
Real estate depreciation, (gain) loss on sale of real estate and real estate impairments on unconsolidated JVs	1	1	2	3
Allocation of noncontrolling interests	—	—	(1)	—
FFO	$(446)	$39	$(385)	$217
Adjustments:
Net (gain) loss on sale of non-real estate assets	—	(1)	(2)	(3)
Finance lease ROU asset amortization - real estate related	17	18	53	53
Other nonoperating (income) expense, net	(1)	19	(1)	19
Acquisition, restructuring, and other	473	19	500	50
Technology transformation	5	—	15	—
(Gain) loss on property destruction	(5)	—	(4)	—
(Gain) loss on foreign currency transactions, net	(14)	5	(5)	9
(Gain) loss on extinguishment of debt	6	—	13	—
Core FFO	$35	$99	$184	$345
Adjustments:
Non-real estate depreciation and amortization	93	81	294	243
Finance lease ROU asset amortization - non-real estate	8	5	21	16
Amortization of deferred financing costs	5	4	16	14
Amortization of debt discount / premium	1	—	1	1
Deferred income taxes expense (benefit)	(47)	(16)	(71)	(48)
Straight line net operating rent	(1)	2	(3)	4
Amortization of above market leases	—	—	—	1
Amortization of below market leases	—	—	(1)	(1)
Stock-based compensation expense	160	9	171	19
Recurring maintenance capital expenditures	(45)	(48)	(123)	(119)
Allocation related to unconsolidated JVs	1	1	4	2
Allocation of noncontrolling interests	(2)	—	(1)	(1)
Adjusted FFO	$208	$137	$492	$476

Liquidity and Capital Resources
As of September 30, 2024, we had $409 million of cash and cash equivalents and $1.7 billion available under our Revolving Credit Facility (net of outstanding standby letters of credit in the amount of $66 million, which reduce availability). We currently expect that our principal sources of funding will include:
•current cash balances;
•cash flows from operations;
•our credit facilities; and
•other forms of debt financings and equity offerings.
Our liquidity requirements and capital commitments primarily consist of:
•operating activities and overall working capital;
•capital expenditures;
•development and acquisition activities;
•capital contributions;
•debt service obligations; and
•stockholder distributions.
On July 26, 2024, we closed our IPO of 56,882,051 shares of our common stock at a price of $78.00 per share, with a subsequent exercise in full by the underwriters of their option to purchase from us an additional 8,532,307 shares of common stock that closed on July 31, 2024. The net proceeds to us from the IPO were $4,873 million.
As of September 30, 2024, we expect that our funding sources as noted above will be adequate to meet our short-term liquidity requirements and capital commitments for the next 12 months. On February 15, 2024, we closed on our $2,400 million Delayed Draw Term Loan, the proceeds from which we used to repay our CMBS 4 loan on April 9, 2024, prior to maturity. During the three months ended September 30, 2024, we used a portion of the net proceeds from our IPO to repay the Delayed Draw Term Loan, our CMBS 5 loan, and a portion of our outstanding borrowings under the Revolving Credit Facility, investing the remaining cash into money market funds. For more information regarding these debt facilities refer to Note 9, Debt in the condensed consolidated financial statements included in this Quarterly Report. We expect to utilize the same sources of capital we will rely on to meet our short-term liquidity requirements to also meet our long-term liquidity requirements, which include funding our operating activities, our debt service obligations and stockholder distributions, and our future development and acquisition activities.
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

During the three months ended September 30, 2024, the board of directors of the Company declared a prorated quarterly cash dividend of $0.38 per share of common stock. The dividend was payable to shareholders of record as of September 30, 2024 and was paid on October 21, 2024. The dividend is prorated for the period commencing on July 26, 2024, the date the Company’s initial public offering was consummated, and ending on September 30, 2024, representing an annualized dividend rate of $2.11 per share.
Outstanding Indebtedness
The following table summarizes our outstanding indebtedness as of September 30, 2024 (in millions):

As of September 30,
2024
Fixed rate	$2,190
Variable rate—unhedged	324
Variable rate—hedged	2,500
Total debt	$5,014

Percent of total debt:
Fixed rate	43.7%
Variable rate—unhedged	6.5%
Variable rate—hedged	49.9%
The variable rate debt shown above bears interest at interest rates based on various one-month rates of which SOFR, BBSW, and CDOR are the most significant, depending on the respective agreement governing the debt, including our Revolving Credit Facility and Term Loan A. As of September 30, 2024, our debt had a weighted average term to maturity of approximately 4 years, assuming exercise of extension options.
For further information regarding outstanding indebtedness, please see Note 9, Debt in the condensed consolidated financial statements included in this Quarterly Report.
Senior Unsecured Notes
The following table provides details of outstanding Senior Unsecured Notes (balances in millions):

	Aggregate Principal Amount at Issuance		Maturity Date	Stated Interest Rate(1)	September 30, 2024
	Borrowing Currency	USD
Series A Senior Notes	$300	300	August 20, 2026	2.22%	$300
Series B Senior Notes	$375	375	August 20, 2028	2.52%	375
Series C Senior Notes	€128	137	August 20, 2026	0.89%	143
Series D Senior Notes	€251	269	August 20, 2031	1.26%	280
Series E Senior Notes	£145	183	August 20, 2026	1.98%	194
Series F Senior Notes	£130	164	August 20, 2028	2.13%	174
Series G Senior Notes	€80	86	August 20, 2027	3.33%	89
Series H Senior Notes	€110	118	August 20, 2029	3.54%	123
Series I Senior Notes	€50	54	August 20, 2032	3.74%	56
			Total Senior Unsecured Notes		$1,734
__________________
(1)Interest on our Senior Unsecured Notes is payable semi-annually in arrears.

The Senior Unsecured Notes are the joint and several obligations of Lineage Inc., Lineage OP, LP, Lineage Logistics Holdings, LLC, Lineage Logistics, LLC, certain U.S. subsidiaries that guarantee or otherwise becomes liable, as a borrower or a co-borrower or otherwise, under any of our material debt facilities and, in the case of Senior Unsecured Notes denominated in currencies other than the U.S. dollar, Lineage Treasury Europe B.V. and certain non-U.S. subsidiaries that guarantee or otherwise becomes liable, as a borrower or a co-borrower or otherwise, under any of our material debt facilities. The Senior Unsecured Notes rank pari passu with our other senior unsecured indebtedness, including the Revolving Credit Facility and Term Loan A, and are subordinated to any of the obligors’ existing and future secured debt.
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
The note purchase agreements governing the Senior Unsecured Notes contain covenants that, among other things, limit our ability to incur additional debt, create liens against our assets, make acquisitions, pay dividends or distributions on our stock, repurchase our stock, merge or consolidate with another entity, transfer or sell assets, enter into transactions with affiliates, change our line of business, enter into negative pledges, and conduct activities that would result in us being subject to sanctions or violating sanctions. The note purchase agreements also require us to maintain a total leverage ratio, unsecured leverage ratio, secured leverage ratio, and fixed charge coverage ratio each quarter at the same levels as those set forth in the Revolving Credit and Term Loan Agreement. As of September 30, 2024, we were in compliance with our covenants under the note purchase agreements. The note purchase agreements governing the Senior Unsecured Notes also contain customary events of default, including defaults in the payment of principal, interest or fees, defaults in compliance with the covenants set forth in the note purchase agreements, cross-defaults to certain other indebtedness, and bankruptcy and other insolvency defaults.
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
Our credit loss expense relating to customer receivables was $3 million and $4 million for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024 and December 31, 2023, we maintained allowances for uncollectible balances of $8 million and $7 million, respectively, which we believed to be adequate.

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

The following table sets forth our recurring maintenance capital expenditures for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
(in millions)
Global warehousing	$38	$34	$92	$87
Global integrated solutions	1	9	10	18
Information technology and other	6	7	21	15
Maintenance capital expenditures	$45	$50	$123	$120
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
The following table sets forth our repair and maintenance expenses for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
(in millions)
Global warehousing	$40	$35	$109	$102
Global integrated solutions	13	14	40	42
Repair and maintenance expenses	$53	$49	$149	$144
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
The following table sets forth our integration capital expenditures for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
(in millions)
Global warehousing	$14	$13	$32	$27
Global integrated solutions	—	3	1	20
Information technology and other	5	1	18	12
Integration capital expenditures	$19	$17	$51	$59

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
•Energy and Economic Return: Energy return projects are intended to increase energy efficiency by decreasing the amount of kWh or fossil fuels consumed or reducing the cost to procure energy. Common examples include installing new LED technology, installing solar panels at a warehouse, and electrification of transportation fleet. Economic return projects require an investment of capital for a future cash flow and/or segment NOI benefit that is not an acquisition, greenfield, expansion, or energy project. Examples include addition of blast cells, racking replacement, re-rack for additional pallet positions, replacing freezer doors, purchasing compressors, buying out leased equipment, and purchasing new rail cars.
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
The following table sets forth our external growth capital investments for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
(in millions)
Acquisitions, including equity issued and net of cash acquired and adjustments	$40	$8	$113	$24
Greenfield and expansion expenditures	66	56	197	220
Energy and economic return initiatives	24	23	71	91
Information technology transformation and growth initiatives	23	21	50	56
External growth capital investments	$153	$108	$431	$391
We completed one acquisition in each of the three months ended September 30, 2024 and 2023, respectively, and three acquisitions in each of the nine months ended September 30, 2024 and 2023, respectively. Refer to Note 4, Business combinations, asset acquisitions, and divestitures of the condensed consolidated financial statements included in this Quarterly Report for more information regarding current period business combinations and asset acquisitions.
The greenfield and expansion expenditures of $66 million and $197 million during the three months and nine months ended September 30, 2024, respectively, relate primarily to projects that remain under construction as of September 30, 2024. The greenfield and expansion expenditures of $56 million and $220 during the three months and nine months ended September 30, 2023, respectively, related primarily to projects that were completed in 2023 or are expected to be completed in 2024.
Energy and economic return initiatives include $24 million and $23 million of corporate initiatives and smaller customer driven growth projects incurred during the three months ended September 30, 2024 and 2023, respectively. Energy and economic return initiatives include $71 million and $91 million of corporate initiatives and smaller customer-driven growth projects incurred during the nine months ended September 30, 2024 and 2023, respectively.

In implementing and developing new IT systems globally, we invested $23 million and $21 million during the three months ended September 30, 2024 and 2023, respectively, and $50 million and $56 million during the nine months ended September 30, 2024 and 2023, respectively.
Historical Cash Flows
The following summary discussion of our cash flows is based on the condensed consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.

	Nine Months Ended September 30,
	2024	2023
	(in millions)
Net cash provided by operating activities	$446	$565
Net cash used in investing activities	$(536)	$(645)
Net cash provided by (used in) financing activities	$428	$(10)
Operating Activities
For the nine months ended September 30, 2024, our net cash provided by operating activities was $446 million, compared to $565 million for the nine months ended September 30, 2023. The decrease was primarily due to a reduction in net income (loss) adjusted for non-cash items and unfavorable changes in working capital, most significantly in accounts payable, accrued liabilities, deferred revenue, and accounts receivable.
Investing Activities
For the nine months ended September 30, 2024, cash used in investing activities was $536 million. This was driven by $486 million in purchases of property, plant, and equipment, primarily for growth capital expenditures. In addition, we invested $113 million in the acquisitions of Entrepôt du Nord Inc, Luik Natie, and Eurofrigor. This was partially offset by $50 million of insurance proceeds related to a fire which occurred at the Company’s warehouse in Kennewick, Washington (see Note 17, Commitments and contingencies in our condensed consolidated financial statements included in this Quarterly Report for details).
For the nine months ended September 30, 2023, cash used in investing activities was $645 million. This was driven by $605 million in purchases of property, plant, and equipment, primarily for growth capital expenditures, partially offset by $13 in proceeds from the sale of assets. In addition, we invested $29 million in our investment in Emergent Cold LatAm Holdings, LLC and $24 million in acquisitions, net of cash acquired.
Refer to Note 4, Business combinations, asset acquisitions, and divestitures in the condensed consolidated financial statements included in this Quarterly Report for more information regarding current period business combinations and asset acquisitions.
Financing Activities
Our net cash provided by financing activities was $428 million for the nine months ended September 30, 2024. Cash provided by financing activities during 2024 was primarily driven by $4,879 million of proceeds from the issuance of common stock in our IPO (net of equity raise costs) and $540 million of net borrowings on revolving credit lines, partially offset by outflows of $4,606 million for net repayments of long-term debt and finance leases, $138 million for distributions, $75 million for redemption of OPEUs, $46 million for payment of deferred consideration liabilities, $45 million for financing fees, $46 million for the repurchase of common shares for employee income taxes on stock-based compensation, and $25 million for redemption of common stock.
For further detail on transactions associated with our IPO, refer to Note 2, Capital structure and noncontrolling interests in the condensed consolidated financial statements included in this Quarterly Report.
Our net cash used in financing activities was $10 million for the nine months ended September 30, 2023. Cash used in financing activities during 2023 consisted primarily of $72 million for repayments of long-term debt and finance leases, $33 million for payment of deferred and contingent consideration liabilities, and $35 million for distributions. The outflows were partially offset by $142 million of capital contributions (net of equity raise costs) and $12 million of net borrowings on revolving credit lines.

Off-Balance Sheet Arrangements
As of September 30, 2024 and December 31, 2023, we had no material off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.
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

As of September 30, 2024, we had $2,735 million of variable-rate debt under our revolver and term loan agreements bearing interest at 4.91%, plus a margin of 92.5 basis points. We have entered into interest rate hedges to effectively lock in the floating rates on $2,500 million of our variable-rate debt at a weighted average rate of 1.40% plus a margin of 92.5 basis points. These hedges include swapping $1,000 million of borrowings under the Term Loan to a weighted average fixed interest rate of 0.49% plus a margin of 92.5 basis points through 2025 and 2% caps (plus margin) totaling $1,500 million on other variable-rate debt that expire in January 2026. As a result, our exposure to changes in interest rates as of September 30, 2024 primarily consists of our $324 million of unhedged variable rate debt. As of September 30, 2024, one-month term and daily SOFR were approximately 5.0%, therefore a 100 basis point increase in market interest rates would result in an increase in interest expense to service our variable-rate debt of approximately $3 million. A 100 basis point decrease in market interest rates would result in a decrease in interest of approximately $3 million.
Foreign Currency Risk
We are exposed to foreign currency exchange variability related to investments in and earnings from our foreign subsidiaries, as the revenues and expenses of these subsidiaries are typically generated in the currencies of the countries in which they operate. Foreign currency market risk is the possibility that our results of operations or financial position could be better or worse than planned because of changes in foreign currency exchange rates. When the local currencies in these countries decline relative to our reporting currency, the U.S. dollar, our consolidated revenues, segment NOI margins, and net investment in properties and operations outside the United States decrease. The impact of currency fluctuations on our earnings is partially mitigated by the fact that most operating and other expenses are also incurred and paid in the local currency. The impact of devaluation or depreciating currency on an entity depends on the residual effect on the local economy and the ability of an entity to raise prices and/or reduce expenses. Due to our constantly changing currency exposure and the potential substantial volatility of currency exchange rates, we cannot predict the effect of exchange rate fluctuations on our business. As a result, changes in the relation of the currency of our international operations to U.S. dollars may also affect the book value of our assets and the amount of total equity. A hypothetical 10% decline in the period-end functional currencies of our foreign subsidiaries relative to the U.S. dollar would have resulted in a reduction in our total equity of approximately $390 million as of September 30, 2024.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosures controls and procedures were not effective as of September 30, 2024 due to the existence of the material weakness in our internal control over financial reporting identified in connection with the audit of our consolidated financial statements for the year ended December 31, 2023, as described below, which continues to exist as of September 30, 2024. Notwithstanding the material weakness described below, management believes the condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly present, in all material respects, the Company’s financial condition, results of operations, and cash flows for the periods presented in accordance with generally accepted accounting principles in the United States.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table summarizes share repurchase activity for the three months ended September 30, 2024:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet be Purchased (in millions)
July 1 - July 31, 2024	—	$—	—	$—
August 1 - August 31, 2024	148(1)	$85.54	—	$—
September 1 - September 30, 2024	—	$—	—	$—
Total	148		—
__________________
(1) As disclosed in the Company’s Prospectus filed July 24, 2024, BGLH intends to wind down its holding of the Company’s shares over a period of up to three years following the date of the Company’s IPO. To do this, BGLH generally expects to distribute the Company’s shares in kind to its investors in settlement of their equity interests in BGLH. In August 2024, the Company repurchased fractional shares that certain investors in BGLH would have otherwise received in a distribution from BGLH, in an aggregate amount of 148 shares of common stock.
Unregistered Sales of Equity Securities
The following table sets forth all unregistered sales of securities made by us during the three months ended September 30, 2024:

Date	Securities Issued	Purchaser	Consideration	Exemption from Registration
July 24, 2024	80,950 shares of common stock	Certain employees of the Company	Certain vested Management Profits Interests Class C units	Section 4(a)(2)
On July 26, 2024, our registration statement on Form S-11 (File No. 333-280470), as amended, was declared effective by the SEC. There has been no material change in the use of proceeds from our IPO as described in the Prospectus.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the period ended September 30, 2024, as such terms are defined under Item 408(a) of Regulation S-K. Additionally, we did not adopt or terminate a Rule 10b5–1 trading arrangement during the period ended September 30, 2024.
The information set forth below is included herein for the purpose of providing the disclosure required under "Item 1.02 - Termination of Material Definitive Agreement" of Form 8-K.
On November 4, 2024, the Aircraft Time Sharing Agreement, dated July 24, 2024, between the Company and Bay Grove Capital (the "ATS Agreement") was terminated by Bay Grove in connection with the sale of the aircraft by Bay Grove. A summary of the material features of the ATS Agreement can be found in the Company’s Current Report on Form 8-K filed July 26, 2024 and such summary is incorporated by reference into this Item 1.02 in its entirety.
The information set forth below is included herein for the purpose of providing the disclosure required under "Item 5.02 - Compensatory Arrangements of Certain Officers" of Form 8-K.
On November 4, 2024, the compensation committee of the Board approved a cash payment by the Company to Greg Lehmkuhl, our President and Chief Executive Officer, in the amount of $223,293, representing the unused portion of a personal expense reimbursement benefit provided by the Company to Mr. Lehmkuhl for calendar years 2022 and 2023.
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

10.5†	Amended and Restated 2024 Incentive Award Plan (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-11 (File No. 333-280470), filed on June 26, 2024)
10.6†
Form of Performance LTIP Unit Agreement (Amended and Restated 2024 Incentive Award Plan) (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-11 (File No. 333-280470), filed on July 16, 2024)

10.7†
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

10.11†
Director Form of Time-Based RSU Agreement (Amended and Restated 2024 Incentive Award Plan) (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-11 (File No. 333-280470), filed on June 26, 2024)

10.12†	Executive Severance Plan (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-11 (File No. 333-280470), filed on June 26, 2024)
10.13†	Non-Employee Director Compensation Program (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-11 (File No. 333-280470), filed on June 26, 2024)
10.14†
Amended and Restated Employment Agreement by and between Lineage, Inc., Lineage Logistics Services, LLC, Lineage Logistics Holdings, LLC and Greg Lehmkuhl (incorporated by reference to Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, filed on August 21, 2024)

10.15†
Amended and Restated Employment Agreement by and between Lineage, Inc., Lineage Logistics Services, LLC, Lineage Logistics Holdings, LLC and Rob Crisci (incorporated by reference to Exhibit 10.17 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, filed on August 21, 2024)

10.16
Transition Services Agreement, dated July 24, 2024, between Lineage Logistics Holdings, LLC and Bay Grove Management Company, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on July 26, 2024)

10.17
Stockholders Agreement, dated July 24, 2024, among Lineage, Inc. and the investors party thereto (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed on July 26, 2024)

10.18
Registration Rights Agreement, dated July 24, 2024, between Lineage, Inc. and BG Lineage Holdings, LLC (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed on July 26, 2024)

10.19
Registration Rights Agreement, dated July 24, 2024, among Lineage, Inc., Adam Forste, Kevin Marchetti and the other holders party thereto (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed on July 26, 2024)

10.20
Aircraft Time Sharing Agreement, dated July 24, 2024, between Bay Grove Capital, LLC and Lineage, Inc. (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed on July 26, 2024)

10.21
Put Option Agreement, dated July 24, 2024, among Lineage, Inc., Lineage OP, LP, Lineage Logistics Holdings, LLC and BG Lineage Holdings, LLC (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K, filed on July 26, 2024)

10.22	Expense Reimbursement and Indemnification Agreement, dated July 24, 2024 (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K, filed on July 26, 2024)
10.23
First Amendment to Amended and Restated Revolving Credit and Term Loan Agreement, dated as of June 25, 2024, among Lineage Logistics, LLC, Lineage Logistics Holdings, LLC, Lineage OP, LLC, Lineage, Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the other agents and lenders named therein (incorporated by reference to Exhibit 10.40 to the Company’s Registration Statement on Form S-11 (File No. 333-280470), filed on July 16, 2024)

10.24
Second Amendment, Joinder Agreement and Release dated as of September 19, 2024 to Note Purchase Agreement dated as of August 20, 2021 among the Company, Lineage Logistics, LLC, Lineage Treasury Europe B.V., Lineage Logistics Holdings, LLC, each other Obligor Affiliate signatory thereto and the Purchasers signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 23, 2024)

10.25
First Amendment, Joinder Agreement and Release dated as of September 19, 2024 to Note Purchase Agreement dated as of August 15, 2022 among the Company, Lineage Logistics, LLC, Lineage Treasury Europe B.V., Lineage Logistics Holdings, LLC, each other Obligor Affiliate signatory thereto and the Purchasers signatory thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on September 23, 2024)

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
101
The following financial information from the Company’s Quarterly Report on Form 10 Q for the period ended September 30, 2024 is formatted in iXBRL (“eXtensible Business Reporting Language”): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations and comprehensive income (loss), (iii) condensed consolidated statements of redeemable noncontrolling interests and equity, (iv) condensed consolidated statements of cash flows and (v) the notes to condensed consolidated financial statements.

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

Lineage, Inc.
(Registrant)

November 6, 2024	/s/ Abigail Fleming
Date	(Signature)
Abigail Fleming
Chief Accounting Officer