Form 10-K
period 2024-12-31
Lineage, Inc.
filed 2025-02-26
CIK 1868159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 001-42191
___________________________
Lineage, Inc.
___________________________
(Exact name of registrant as specified in its charter)

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
Securities registered pursuant to section 12(g) of the Act: None.
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant was not a public company as of June 30, 2024, the last business day of its most recently completed second fiscal quarter, and therefore, cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date.
As of February 20, 2025, the registrant had outstanding 228,197,383 shares of common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement related to its 2025 Annual Meeting to be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2024 are incorporated by reference in Part III of this Form 10-K.

Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. In particular, statements pertaining to our business and growth strategies, investment and development activities and trends in our business, contain forward-looking statements. When used in this Annual Report on Form 10-K, the words “estimate,” “anticipate,” “expect,” “believe,” “intend,” “may,” “will,” “could,” “should,” “would,” “seek,” “position,” “support,” “drive,” “enable,” “optimistic,” “target,” “opportunity,” “approximately” or “plan,” or the negative of these words and phrases or similar words or phrases that are predictions of or indicate future events or trends and that do not relate solely to historical matters are intended to identify forward-looking statements. You can also identify forward-looking statements by discussions of strategy, plans, or intentions of management.
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
•other risks inherent in the real estate business, including customer defaults, potential liability related to environmental matters, illiquidity of real estate investments and potential damages from natural disasters;
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
•the impact of supply chain disruptions, including the impact on labor availability, raw material availability, manufacturing and food production, and transportation;
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

•increased power, labor, or construction costs;
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
•our failure to maintain our status as a real estate investment trust (“REIT”) for U.S. federal income tax purposes;
•changes in local, state, federal and international laws and regulations, including related to taxation, tariffs, real estate and zoning laws, and increases in real property tax rates;
•the impact of any financial, accounting, legal, or regulatory issues or litigation that may affect us; and
•additional factors discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in this Annual Report on Form 10-K.
You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date such statements are made. While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect the occurrence of unanticipated events, except as required by law. In light of these risks and uncertainties, the forward-looking events discussed in this Annual Report on Form 10-K might not occur as described, or at all.
Certain Terms Used in this Annual Report
Unless otherwise specified or required by the context, references in this Annual Report to “we,” “our,” “us,” “Lineage,” or the “Company” refer to Lineage, Inc., a Maryland corporation, and its consolidated subsidiaries.
In general, references to “Bay Grove” herein are to Bay Grove Capital Group LLC (“BG Capital”), a private owner-operator firm founded by our Co-Executive Chairmen, and its affiliated entities, including Bay Grove Management Company, LLC (“Bay Grove Management”) and Bay Grove Capital LLC (“Bay Grove Capital”), but excluding BGLH and the Co-Executive Chairmen. In general, references to “BGLH” are to BG Lineage Holdings, LLC, and its subsidiary BG Lineage Holdings LHR, LLC, (“LHR”). BG Capital is the managing member of Bay Grove Capital and Bay Gove Management, which is the managing member of BGLH. Our Co-Executive Chairmen, Adam Forste and Kevin Marchetti, are the managing members of BG Capital. BG Capital is also the managing member of BG Maverick, LLC and BG Cold, LLC.

Part I
Item 1. Business
Overview
We are the world’s largest global temperature-controlled warehouse REIT, with a modern and strategically located network of properties. Our business is competitively positioned to deliver a seamless end-to-end, technology-enabled, customer experience for thousands of customers, each with their own unique requirements in the temperature-controlled supply chain. As of December 31, 2024, we operated an interconnected global temperature-controlled warehouse network, comprising approximately 86 million square feet and 3.1 billion cubic feet of capacity across 488 warehouses predominantly located in densely populated critical-distribution markets, with 313 in North America, 89 in Asia-Pacific, and 86 in Europe. We have a well-diversified and stable customer base and currently serve more than 13,000 customers that include household names of the largest food retailers, manufacturers, processors, and food service distributors in the industry. For the year ended December 31, 2024, we generated $5.3 billion of revenue, $0.8 billion of net loss, $1.8 billion of net operating income (“NOI”) and $1.3 billion of Adjusted EBITDA. For definitions and reconciliations of NOI and Adjusted earnings before interest, taxes, depreciation, and amortization (“EBITDA”) metrics, refer to section “Non-GAAP Financial Measures” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report.
Recent Acquisitions, Greenfields, and Expansions Highlights
During the year ended December 31, 2024, we opened a new, fully automated cold storage warehouse in Hazleton, PA, the newest addition to our automated facility portfolio from our pipeline of greenfield and expansion projects. The facility has fully automated full pallet, layer pick, and case pick capabilities and is driven by our patented LinOS technology. We continued our acquisition strategy by purchasing ColdPoint Logistics Warehouse, LLC and ColdPoint Logistics Real Estate, LLC (collectively, “ColdPoint Logistics”) for $223 million, expanding Lineage’s existing presence in the strategic Kansas City market.
Our Business Segments
We view, manage, and report on our business through two segments:
•Global warehousing, which utilizes our high-quality industrial real estate properties to provide temperature-controlled warehousing storage and services to our customers and which represented approximately 87% of our total NOI for the year ended December 31, 2024; and
•Global integrated solutions, which complements warehousing with supply chain services to facilitate the movement of products through the food supply chain to generate cost savings for customers and additional revenue streams for our company and which represented approximately 13% of our total NOI for the year ended December 31, 2024.
Global Warehousing Segment
The backbone of our business is our mission-critical network of sophisticated, modern, and strategically-located temperature-controlled warehouses.

Facilities in the Global Warehousing Segment
The following table provides information regarding the temperature-controlled warehouses in our global warehousing segment that we owned, leased, or managed in each of the regions in which we operated as of, or for the year ended, December 31, 2024.

Region	Number of Warehouses	Cubic feet (in millions)	Percent of total cubic feet	Pallets positions (in thousands)	Average economic occupancy	Average physical occupancy	Revenues (in millions)	Segment NOI (in millions)
North America	294	2,093	70.2%	6,517	84.0%	75.4%	$2,905	$1,198
Europe	86	643	21.6%	2,694	83.2%	81.0%	623	213
Asia-Pacific	89	245	8.2%	1,000	80.3%	78.3%	359	123
Average/Total(1)	469	2,981	100.0%	10,211	83.4%	77.2%	$3,887	$1,534
_________
(1)Excludes 19 warehouses in our global integrated solutions segment. We categorize warehouses as part of our global integrated solutions segment if the primary business conducted in those warehouses is within our global integrated solutions segment.
As of December 31, 2024, the cubic-foot weighted average age of our portfolio was approximately 21 years, which we believe is significantly younger than that of the broader temperature-controlled industry. In addition, many of our warehouses may operate in a way that is functionally younger than their age given the substantial investments or refurbishments we have made that do not factor into the age calculation in areas such as maintenance, automation, energy efficiency, and sustainability. We believe we also have the largest automated temperature-controlled portfolio with 82 automated facilities, 25 of which are fully automated and 57 of which are semi-automated.
Our Warehouse Types
As of December 31, 2024, we owned, operated, leased, and managed multiple types of temperature-controlled warehouses across our global network, which we group into four types: distribution, public, production advantaged, and managed warehouses.
•Distribution centers are warehouses that typically store products for multiple customers often in or near difficult to duplicate metropolitan, infill, or port locations.
•Public warehouses are warehouses that typically store products for multiple customers usually outside metropolitan and infill locations.
•Production advantaged warehouses are warehouses adjacent to or near customer production facilities.
•Managed warehouses are facilities owned or leased by the customer for which we manage the warehouse operations on their behalf.

Warehouse Type	Cubic Feet (in millions)	Pallet Positions (in thousands)	Number of Warehouses	Segment NOI (in millions)(2)	Percentage of Total NOI(2)
Distribution	2,087	6,819	287	$1,149	74.9%
Public	504	2,043	127	190	12.4%
Production Advantaged	273	1,096	40	169	11.0%
Managed /Other	117	253	15	26	1.7%
Total(1)	2,981	10,211	469	$1,534	100%
_________
(1)Excludes 19 warehouses in our global integrated solutions segment. We categorize warehouses as part of our global integrated solutions segment if the primary business conducted in those warehouses is within our global integrated solutions segment.
(2)For the year ended December 31, 2024.

Our broad network of warehouses is weighted towards high population density markets and port locations, with a weighted average population density of approximately 3,000 persons per square mile and 244 port facilities across our network. We define a warehouse as a port facility if it is within 30 miles of a port that performs commercial or trade-related activity.
Geographic Diversification
We believe our geographic diversification provides additional stability through exposure to various markets and balancing different seasonality profiles. The United States comprised 69% of our global warehousing segment revenues for the year ended December 31, 2024, and within the United States, we are present in 36 states. Our portfolio includes locations in top metropolitan statistical areas with high population density, ports with significant global trade, transportation hubs with significant domestic trade and critical food production areas.
Commodity Diversification
We store a wide variety of frozen and perishable food and other products in our temperature-controlled warehouses, such as seafood, packaged foods, proteins, fruits and vegetables, and dairy, at all stages of production from processing of raw materials to assembly of finished products. The diversity of the product mix in our temperature-controlled warehouses helps insulate us from commodity volatility, shifts in consumer preferences, and other macro-economic forces. The following chart sets forth information concerning the types of commodities that our customers store in our warehouses based on a percentage of our global warehousing segment revenues for the year ended December 31, 2024.
Commodity Type as Percentage of Global Warehousing Segment Revenue
Our Customer Contracts
Our global warehousing segment revenues are generated from storing frozen and perishable food and other products and providing related warehouse services for our customers. Storage revenues relate to the act of storing products for our customers within our warehouses. Warehouse services fees relate to handling and other services required to prepare and move customers’ pallets into, out of, and around the facilities. We utilize several types of contracts with our customers for use of space within our warehouses, depending upon the individual needs and characteristics of each customer. Refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report for detailed descriptions of our typical contractual arrangements.
Occupancy of our Warehouses
Economic and physical occupancy of an individual warehouse is impacted by a number of factors, including the type of warehouse (i.e., distribution, public, production advantaged, or managed), specific customer needs in the markets served by the warehouse, timing of harvests or protein production for customers of the warehouse, the existence of leased but unoccupied pallet positions, and the effect of weather or market conditions on the customers of the warehouse. On a portfolio-wide basis, economic and physical occupancy rates and warehouse revenues generally peak between mid-September and early December in connection with the holiday season and the peak harvest season in the northern hemisphere. Economic and physical occupancy rates and warehouse revenues on a portfolio-wide basis are generally the lowest during May and June.
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
Ownership of our Real Estate
As of December 31, 2024, we owned approximately 80% of our global warehousing portfolio as a percentage of square feet, including ground leases and real estate for which we possess bargain purchase options, and we leased or managed approximately 20% of our global warehousing portfolio as a percentage of square feet.
Our Global Integrated Solutions Segment
Our global integrated solutions segment provides our customers with solutions to move products through the food supply chain. We operate several critical and value-added temperature-controlled business lines within our global integrated solutions segment, including, among others, transportation and refrigerated rail car leasing. Within transportation, which is the largest area within our global integrated solutions segment, our core focus areas are multi-vendor less-than-full-truckload consolidation, drayage services to and from ports, over-the-road trucking, and freight forwarding. We also provide foodservice distribution in select markets and e-commerce fulfillment services. For the year ended December 31, 2024, transportation and refrigerated rail car leasing together accounted for approximately 60% of our global integrated solutions segment revenue.
Our Competitive Strengths
We believe we are the premier technology-enabled temperature-controlled warehousing REIT in the world, as evidenced by the following competitive strengths:
We are the global leader in a fragmented industry with meaningful scale and network benefits.
We are the largest temperature-controlled warehousing company globally by cubic feet of storage space, including in some of the world’s largest developed markets, such as the United States, Canada, the United Kingdom, Continental Europe, Australia, and New Zealand.
Approximately 96% of our global warehousing segment revenues are from countries in which our local network of temperature-controlled warehouses is the largest, as measured by cubic feet of capacity. The interconnected nature of our global warehouse network aligns with the global nature of many of our customers, allowing us to provide warehousing services to many of them across multiple geographies. On average, our top 25 customers utilize approximately 25 of our facilities per customer, and seven of our top ten customers use our facilities in multiple countries. Importantly, we believe customers equate the Lineage brand with service, quality, and safety around the world, which provides an advantage over local competitors.
We believe that our network and the economies of scale in our business drive operational leverage and allow us to invest in customer service and technology, which, in turn, attracts more customers. With a larger customer base, we believe that we can leverage our resources more efficiently, supporting strong profitability. Moreover, our growing customer base enables us to gather and analyze vast amounts of data. We believe that this data-driven approach empowers us to continuously refine our operations, improve productivity, and lower operating costs, creating a “win-win” scenario for both our customers and Lineage.
We believe that it would be difficult and costly to replace or replicate our network of temperature-controlled facilities given the high and rising value of industrial land, difficulties in obtaining land and zoning entitlements and approvals, and the significant and increasing construction costs of temperature-controlled warehouses. We have a deep sales pipeline via the largest existing customer base and sales group in the industry, a recognized and respected brand among customers, the broadest suite of temperature-controlled services through our global integrated solutions segment, our innovative technology, extensive development experience, a broad industry knowledge base, and a flexible balance sheet and favorable cost of capital. In addition, we believe that our skilled and experienced team of approximately 26,000 team members provide a differentiated service that would be difficult to replicate, as many of them are trained to operate in a highly-specialized environment while complying with stringent food safety requirements.

Our high quality portfolio is located in highly desirable and strategic locations around the world.
Our cubic-foot weighted average facility age is approximately 21 years, which we believe is significantly younger than that of the broader temperature-controlled warehousing industry. Moreover, our portfolio includes 82 fully- and semi-automated warehouses, which we believe is the most of any cold storage provider in the world, making our network the most technologically advanced in our industry. We believe that modern warehouses are more desirable to our customers because of their increased operational efficiency and enhanced ability to meet today’s most sophisticated customer needs.
We have a robust presence in key metropolitan statistical areas and ports throughout the United States, with a larger number of facilities in such locations relative to our largest competitor, which drives a significantly higher weighted average population density of approximately 3,000 persons per square mile.
We have a particularly strong presence in top-tier U.S. markets, including New York/New Jersey, Los Angeles and Southern California, Chicago, Dallas-Fort Worth, Houston, Kansas City, Denver, Philadelphia, Miami, Atlanta, Boston, the Bay Area and Northern California, Seattle and the Pacific Northwest. We consider these U.S. markets to be key geographies, as we believe they have among the highest industrial real estate values and lowest cap rates in our industry.
For the year ended December 31, 2024, 75% of our global warehousing NOI was from distribution centers and approximately 46% of our global warehousing NOI was from warehouses located near ports, many of which are in the key distribution markets. This solidifies the mission-critical nature of our portfolio in highly desirable locations for imports, exports, and local consumption and distribution. We believe our facilities are strategic to our customer base with locations that serve as critical hubs within their supply chains.
Our business is highly diversified across geographies, commodities and a high-quality, loyal customer base.
Our business profile is highly diversified, which reduces risks to our cash flows from potential headwinds linked to any one facility, market, commodity, food consumption channel, or customer. We operate 488 facilities globally, with no facility accounting for more than 1.3% of revenues during the year ended December 31, 2024.
We offer a broad range of warehousing services and integrated solutions around the world for a variety of customers with complex requirements in the food supply chain. As of December 31, 2024, we served more than 13,000 customers around the world across numerous commodity categories and with complex requirements in the food supply chain. Approximately 32.2% of our total revenue for the year ended December 31, 2024 came from our top 25 customers. Our customer base was highly diversified, with no customer accounting for more than 3.5% of revenues for the year ended December 31, 2024.
The stability of our business is further supported by long-term contracts with most of our largest customers by revenues in our global warehousing segment. These long-term contracts often include minimum storage guarantees that generate minimum or fixed storage revenues regardless of whether the underlying pallet positions are occupied. As of December 31, 2024, 44.0% of Lineage’s storage revenues were subject to minimum storage guarantees.
Our customer base is loyal, with a weighted average customer relationship, including relationships with legacy companies we acquired, of over 30 years across our current top 25 customers based on revenues for the year ended December 31, 2024. The relationship lengths include periods where a customer was a customer of acquired companies prior to their acquisition. We believe this loyalty is driven by:
•the mission-critical role we play in our customers’ cold chain;
•the expansive and interconnected nature of our warehouse network;
•the locations of our warehouses and the services we offer;
•the comprehensive suite of integrated solutions that we offer to our customers; and
•excellent customer service and innovative technologies.
Through a combination of our vast warehouse network, integrated solutions, innovative technology, and dedicated team of supply chain professionals, we strive to deliver the highest quality of service to our customers, tailored to their specific product and location needs. Our commitment to customer satisfaction is evident in our long-standing partnerships with some of the world’s largest and most critical food producers and retailers, as well as a reputation as a trusted strategic partner in the food supply chain industry.

Our complementary, value-added global integrated solutions segment drives customer value, retention and growth.
In addition to our temperature-controlled warehousing operations, we offer a comprehensive suite of value-added integrated solutions that we believe are highly complementary and valuable to our warehouse customers. These services deepen our customer relationships by providing an “all services under one roof” experience and promoting cross-sell opportunities. Given the majority of our customers’ supply chain costs come from product movement versus storage, this integration provides a value-added benefit to warehousing customers of reducing transport costs while enabling us to generate additional revenue on the same product stored.
Our highly synergistic platform differentiates us from our competitors, supports a strong win rate with new business, enhances customer loyalty, and increases the value of our warehousing business.
We believe we are an innovative industry leader driving disruption with differentiated technology.
In a traditionally analog, fragmented, and family-owned industry, we believe that our innovation and large-scale deployment of cutting-edge technology provides a comprehensive service offering for our customers that enhances our competitive position relative to our peers, while driving industry-leading growth and margins. We have invested heavily into transformational technology initiatives, which include developing, acquiring, and deploying both proprietary operating systems and third-party platforms, migrating workloads to the cloud, implementing SaaS-based tools, rolling out next-generation software-defined wide-area network (“SD-WAN”), and upgrading our core human capital and financial ERP software. These initiatives are strategically designed to standardize, integrate, and enhance the technological framework across our enterprise. In addition, our deliberate and forward-thinking focus has allowed us to create what we believe is the largest automated portfolio in the industry with 82 fully-and semi-automated facilities backed by innovative proprietary software and an in-house automation team. Due to the increasing demand for automated solutions from our customers, the higher construction cost of automated facilities, and the complexity of implementing automated solutions, we expect the growth of automation in our warehouse network to be a key differentiator for Lineage over time.
We use a standardized and disciplined approach to apply our best practices to integrating acquired companies. This has been a core part of our strategy since our inception. We seek to integrate our network onto our common technology systems to standardize operations and increase productivity. As of December 31, 2024, approximately 96% of our global warehousing segment revenue for the year ended December 31, 2024 was integrated on our human capital and financial ERP software. As of December 31, 2024, approximately 76% of our global warehousing segment revenue for the year ended December 31, 2024 flowed through one of our four Core WMS, excluding facilities leased to customers and managed facilities. We expect increased penetration of our four Core WMS throughout our network to drive operational productivity, reduce general and administrative expenses, and accelerate our ability to deploy digital technology solutions network-wide. As of December 31, 2024, all of our global warehousing segment revenue was reporting on metricsOne, a proprietary operating KPI dashboard that provides enhanced visibility into our operational execution, labor, safety, and financial performance.
We have developed Lineage Link, a proprietary customer visibility platform that empowers customers to actively manage their inventories, orders, shipments, and transportation appointment scheduling across our warehouse network, which seeks to drive incremental NOI through increased efficiencies for customers and Lineage. Through December 31, 2024, Lineage Link had been rolled out across approximately 75% of our network, as measured by global warehousing segment revenues for the year ended December 31, 2024, and we are in the process of further growing its penetration. We believe the continued rollout of this tool and continued product enhancement will yield attractive future benefits. We believe these technologies will support customer retention as we improve our responsiveness to our customers’ complex and evolving needs.
Additionally, our general and administrative spend currently includes substantial growth and technology investments, which we refer to as transformational technology G&A, such as the development and subsequent deployment of our technology operating systems. Once fully integrated, we believe we will benefit from operating leverage, as these new investments are spread across our growing portfolio.
We have a strong and flexible balance sheet, and we have demonstrated access to debt and equity capital to support growth.
As of December 31, 2024, 90% of our debt is unsecured and 93% of our debt is fixed or interest rate hedged, and our total liquidity, including cash on hand and available revolver capacity, is $1.8 billion, supporting our external growth strategy. Additionally, our Revolving Credit Facility provides flexibility in funding our greenfield and expansion development pipeline and future acquisition opportunities, while our owned real estate provides us flexibility to access various financing options that may not be available otherwise and, in turn, allows us to access financing markets with the goal of minimizing our cost of capital. We may also attempt to access property-level secured debt, bank debt and the unsecured bond market, in each case across multiple currencies and geographies, which would provide us with capital-raising flexibility to fund our operations. We have also increased our unencumbered asset pool to over $19.4 billion as of December 31, 2024, which we believe provides us with the ability to upsize our facilities while maintaining future flexibility. We intend to preserve a flexible capital structure with an investment grade profile. We believe that our balance sheet flexibility and strength will allow us to continue expanding our business and pursue new growth opportunities.
Our Growth Strategy
Our objective is to maximize stockholder value by growing our business to expand solutions for our customers, creating opportunities for new and existing team members and driving innovation across our business and the supply chain to create efficiencies and increase sustainability. Our self-reinforcing strategy includes:
•Growing our same warehouse NOI and free cash flow through numerous organic business initiatives we have developed over many years. This growth helps delever our balance sheet and creates capacity for new investments.
•Having our strong cash flows and our tax efficient REIT structure help to create an efficient and attractive cost of capital to support our inorganic growth.
•Deploying our capital into a deep pipeline of investments within our existing facilities, accretive greenfield and expansion development projects, and acquisition opportunities at returns in excess of our cost of capital.
•Using our organic business initiatives and driving operational and administrative synergies to seek to grow our same warehouse NOI and cash flows post investment.
Same Warehouse Growth
We have a history of robust same warehouse growth with strong operating leverage and cash flow generation. We expect to organically grow our warehouse business through the following business initiatives:
Maximize our same warehouse NOI growth through occupancy and commercial optimization initiatives.
We seek to grow our same warehouse NOI through occupancy and commercial optimization initiatives. Our occupancy initiatives are highlighted by a focus on optimizing physical warehouse occupancy and improving economic occupancy through increased use of minimum storage guarantees, while our commercial optimization initiatives are enabled by customer profitability tools and allowing us to align rates charged to customers with our cost to serve.
•Optimizing Physical Warehouse Occupancy Through Increased Utilization. Increases in warehouse physical occupancy generate high flow-through to NOI due to operational leverage. We seek to optimize physical occupancy in our existing warehouse network by winning new customers, expanding our business with existing customers, and more efficiently matching customer profiles to the best available pallet positions in our markets. We support these initiatives with a team of sales and customer account management people who are focused on using the Lineage network to solve customers’ supply chain needs.
•Increasing use of Minimum Storage Guarantees to Improve Economic Occupancy. We believe that transitioning certain customer contracts from on-demand, as-utilized structures to minimum storage guarantee structures will drive greater consistency of our NOI by increasing revenue predictability and enabling us to better manage our labor force while meeting customers’ needs. This strategy helps maintain our storage revenues during periods of lower inventories matching ongoing revenue streams with fixed warehousing costs while allowing customers to reserve space to meet their needs. We believe that implementing minimum storage guarantees will continue to boost recurring revenue and enhance stability of cash flows, while allowing customers to plan for periods of increased need by reserving capacity and ultimately enabling a better temperature-controlled warehousing experience for our customers.
•Commercial Optimization Initiatives. We employ three main types of customer contracts: warehouse agreements, rate letters and tariff sheets. We also earn rent under lease agreements pursuant to which we lease a portion of a warehouse or an entire warehouse. Warehouse agreements and rate letters generally provide us with some flexibility to pass on rate increases to customers during the term of the contract. Warehouse agreements and rate letters often also include mechanisms to adjust rates for inflationary cost increases and customer profile changes, while tariff sheets are short-term in nature and can generally be updated upon 30 days advance notice. We are generally able to translate industry-wide rent increases into storage rate increases to customers, and our various rate adjustment mechanisms generally allow us to pass on both storage and handling rate increases to customers as necessary to account for inflation in operational costs such as wages, power, and warehouse supplies as well. Additionally, we have been refining an array of tools to evaluate relative customer profitability to ensure that we are allocating our warehouse space to the customers that value it the most.
•Aligning Rates with Cost to Serve. We are deploying technologies such as a third-party contracting and invoicing platform to professionalize our commercial optimization capabilities across our company. We are driving standardization of rates across our warehouse network as well as seeking to implement standardized billing practices to ensure that we are adequately compensated for all services performed. Incremental cost to serve charges capturing previously unbilled services are anticipated to support NOI growth as these initiatives are implemented across our warehouse network. In addition, to deliver the best service and most efficient cost to serve, we seek to closely monitor agreed-upon customer profiles in our contracts and make pricing adjustments as necessary to compensate for variances.
Further implement productivity and cost containment measures to grow same warehouse NOI.
We seek to grow our NOI by reducing our operating expenses with a specific emphasis on two of the largest cost drivers facing the temperature-controlled warehouse industry: labor and energy.
•Labor Productivity. Labor and benefits represent the largest variable cost of operating a temperature-controlled warehouse. We employ multiple strategies to maximize labor productivity, such as our focus on lean operating principles and our emphasis on team member retention. The implementation of lean operating principles drives operational excellence, which we believe leads to greater productivity and consistency over time, resulting in better customer service and better operating results in certified warehouses. We anticipate the implementation of these operating principles will support NOI growth as we significantly expand internal certification in our portfolio from 78 warehouses certified out of 488 total warehouses as of December 31, 2024. We internally certify warehouses based on their progression across six categories—culture, standardized work, visual management, problem solving, just-in-time, and quality process. Our focus on labor retention through total rewards, market wage benchmarking, team member onboarding, and training leads to increased tenure and reduced turnover, which generally increases productivity, reduces recruiting costs, and has knock-on benefits in other areas of the warehouse, such as reduced maintenance expense and claims, as well as better customer service.
•Energy Efficiency. We seek to maximize energy efficiency in our warehouses through the application of best practices, implementation of the latest technology and generation of alternative sources of energy. Our best practices include energy hedging strategies and a centralized energy and sustainability team that deploys these initiatives across our network to ensure standardization and minimization of energy waste. The technologies we deploy to optimize energy efficiency include variable frequency drives, advanced refrigeration control systems, rapid close doors, motion sensor technology, LED lighting, and flywheeling. Our approach to generating alternative sources of energy is primarily through the deployment of onsite solar, onsite battery capacity, and onsite generators. Our focus on energy efficiency in our portfolio reduces our operating costs and supports stronger and more predictable NOI margins and growth while also supporting our sustainability initiatives.
Transform the industry through our data science driven approach to warehouse control and design.
Our productivity and process automation initiatives are supported by our in-house data science team, which is comprised of approximately 50 applied science and product professionals that provide data-driven business intelligence and innovations to maximize operational efficiencies, revenues, profitability, energy efficiency, and cash flows. Our innovations have yielded 133 patents issued and 164 patents pending as of December 31, 2024, in such areas as facility design, methods and mechanisms for operating facilities, refrigeration and thermodynamic designs and cold-rated instrumentation. These innovations offer numerous ways to potentially grow our NOI, including through optimization of our conventional racking systems, algorithms that better allocate tasks in the warehouse and improvements in electricity consumption for blast freezing. We believe that many of these innovations have now been successfully piloted and can be rolled out to other similar use cases.

Capital Deployment
A cross functional network optimization, data science and automation team has overseen major greenfield and expansion projects. We have spent significant time and cost to establish a team of experts in construction, energy, automation, and innovation, and we believe our development process and expertise, together with our robust pipeline of facility expansions and greenfield development, has the potential ability to drive future growth and ongoing value to our stockholders.
We believe we are an acquirer of choice in the industry, as demonstrated by our long history of acquiring leading companies through direct sourcing and long-term relationships with their owners. Our acquisition strategy targets profitable businesses with strategic, high-quality assets that complement our network and customers’ needs. These businesses often present opportunities to accretively deploy capital and recognize revenue and cost synergies. We have extensive experience acquiring cold chain companies of all sizes. In the last 17 years through December 31, 2024, we have executed 120 acquisitions with nearly two-thirds of those proprietarily sourced.
We intend to continue our track record of accretive capital deployment through the following business initiatives:
Invest in potentially accretive projects across our existing facilities to enhance same warehouse growth.
We continually evaluate opportunities to drive organic growth within our existing facilities through accretive capital deployment into high economic return on capital opportunities, such as re-racking projects to increase pallet capacity, installation of opportunity chargers, solar projects to improve energy efficiency and the addition of blast cell capacity. In addition to potentially generating incremental revenues and NOI, return-on-capital projects are intended to enhance our facilities’ ability to best serve our customers’ needs with the most advanced and customized solutions available.
Execute on our greenfield and existing facility expansion initiatives.
Because of our reputation for delivering innovative new development projects and the benefits of participating in our industry-leading warehouse network, customers often choose to partner with us for their largest and most important projects. In addition, we have spent considerable time and investment establishing an in-house warehouse network optimization team comprised of warehouse design, automation, and construction experts. We expect our development expertise will continue to support our growth as we potentially realize the returns on our recently completed greenfield and expansion projects and deliver on our industry-leading pipeline of greenfield development and expansion opportunities.
•Recently Completed Greenfield and Expansion Projects. Since January 1, 2022 through December 31, 2024, we completed the following greenfield and expansion projects:

Recently Completed Projects	Square Feet (in millions)	Cubic Feet (in millions)	Pallet Positions (in thousands)	Total Cost (in millions)(1)	Year Ended December 31, 2024 Revenue Less Operating Expenses (in millions)	Weighted Average Targeted NOI Yield
23	3.3	189	579	$1,031	$46	11%
_________
(1)Includes approximately $2 million of remaining spend.
No assurance can be given that our weighted average targeted NOI yield range will be achieved.

•Industry-Leading Pipeline of Greenfield and Expansion Opportunities.
•Under Construction Pipeline. As of December 31, 2024, we had the following greenfield development and expansion projects under construction:

Under Construction Projects	Estimated Square Feet (in millions)	Estimated Cubic Feet (in millions)	Estimated Pallet Positions (in thousands)	Estimated Total Cost (in millions)	Remaining Spend (in millions)	Year Ended December 31, 2024 Revenue Less Operating Expenses (in millions)	Weighted Average Target NOI Yield
6	0.7	35	136	$312	$112	($1)	11%
No assurance can be given that we will complete any of these projects on the terms currently contemplated, or at all, that the actual cost or completion dates of any of these projects will not exceed our estimates or that the targeted NOI yield range of these projects will be consistent with our current projects.
Our proprietary technology and unique approach to automation enables us to provide customers with truly customizable solutions to address their warehouse needs. All of our development projects are designed in-house based on actual customer data and profiles. Unique to our industry, we have developed proprietary automation control software that helps us optimize our automated warehouse operations. For new developments, because we own our own software, we can select the best hardware regardless of manufacturer, to build what we believe are the most cost-effective and most advanced automated warehouses in our industry. We intend to continue our leadership in temperature-controlled warehouse automation through development of next-generation automated warehouses as part of our pipeline. We anticipate approximately 43% of the total added pallet positions of our facilities under construction as of December 31, 2024 will be fully automated. Automated facilities generally produce a lower cost to serve and lower resource consumption, presenting an attractive solution to our customers and positioning us well to win new business and grow our cash flows from operations.
•Future Long-Term Pipeline. As of December 31, 2024, we owned approximately 1,285 acres of undeveloped land or “Land Bank” in addition to the owned land included in our under-construction pipeline. Our Land Bank has the potential to support future greenfield development and expansion opportunities, with an estimated cost to replace as of December 31, 2024 of approximately $469 million based on broker inquiries, comparable land sales, and our internal estimates. As of December 31, 2024, we were researching or underwriting a range of greenfield development and expansion opportunities as part of our future long-term pipeline, including 15 projects globally at various phases of research and underwriting. The projects in our future long-term pipeline include both projects where we already own the land and projects for which we will need to acquire incremental land. We currently expect that the targeted weighted average NOI yield range of these projects will be generally consistent with our recent projects.

Estimated Land Bank (in acres)	Estimated Square Feet (in millions)(1)	Estimated Cubic Feet (in millions)(1)	Estimated Pallet Positions (in millions)(1)	Estimated Cost to Replace (in millions)(2)
1,285	18.4	752	2.5	$469

Greenfield Development and Expansion Opportunities	Estimated Square Feet (in millions)(3)	Estimated Cubic Feet (in millions)(3)	Estimated Pallet Positions (in thousands)(3)	Estimated Construction Cost (in millions)
15	3.0	189	678	$1,652
_________
(1)Square feet, cubic feet and pallet positions reflect potential capacity undeveloped land can support through future greenfield development and expansion based on typical warehouse designs.
(2)Estimated cost to replace is based on broker inquiries, comparable land sales, and our internal estimates as of March 31, 2024.
(3)Square feet, cubic feet, and pallet positions reflect potential capacity of greenfield development and expansion opportunities based on current research and underwriting.
We have not commenced construction on any potential projects in our long-term pipeline, the completion of which is subject to various factors, including budgeting, diligence, internal and third-party approvals, and other factors. No assurance can be given that we will pursue or complete any of these projects on the terms currently contemplated, or at all, that the actual cost or completion dates of any of these projects will not exceed our estimates or that the targeted NOI yield range of these projects will be consistent with our current projects.
Capitalize on strategically attractive and financially accretive acquisition opportunities.
The temperature-controlled warehousing sector remains highly fragmented and is generally comprised of many family-owned and independent companies that may lack the capital, technology, customer relationships, development expertise, technical knowledge, and management sophistication that we possess. We believe that ample acquisition opportunities remain in our largest market, the U.S. In addition, we believe that there remain substantial whitespace opportunities in geographies such as Europe, Asia, the Middle East, and Africa. As a result, we see significant potential opportunity in continuing to execute on our proven acquisition strategy, which targets profitable businesses with strategic, high-quality assets that complement our warehouse network and customers’ needs. In addition to operating businesses, there also remain real estate opportunities to acquire triple-net-leased facilities and execute sale-leaseback transactions with customers and other cold storage operators.
•Status as an Acquirer of Choice Supports Robust Acquisition Opportunities. We believe we are an acquirer of choice in the industry, as demonstrated by our long history of executing strategic acquisitions through direct sourcing and long-term relationships with their owners. Over the course of our extensive acquisition history, we have successfully leveraged existing relationships and direct sourcing channels for nearly two-thirds of the companies we have acquired, with the remainder coming to fruition through successful bidding in advisor-led sale processes. In addition, we believe we enjoy multiple advantages when participating in sale processes, including our prolific transaction experience and track record of quickly closing transactions and our flexible balance sheet.
•Multiple Levers to Drive Value Creation Post Acquisitions. As described above in our other internal and external growth strategies, we can drive value creation through multiple levers, including revenue growth, cost efficiencies, deployment of capital and implementation of technology. Our proprietary integration playbook includes over 500 steps to completion and has been refined throughout the last decade to develop a consistent and successful game plan for acquisition integration. As acquisitions are incorporated into the Lineage network, the opportunity set for deploying these strategies grows. We have a standardized and disciplined approach to integrating acquired companies while bringing acquired team members into the Lineage family. Through this approach and an open mindset to learn and adopt best practices of newly acquired business, we can seek to capitalize on growth opportunities beyond the acquisition date.

Seasonality
We are involved in providing services to food producers, distributors and retailers whose businesses, in some cases, are seasonal. On a portfolio-wide basis, economic and physical occupancy rates and warehouse revenues generally peak between mid-September and early December in connection with the holiday season and the peak harvest season in the northern hemisphere. Economic and physical occupancy rates and warehouse revenues on a portfolio-wide basis are generally the lowest during May and June. The diversification of our business across different commodities mitigates, in part, the impact of seasonality as peak demand for various products occurs at different times of the year (for example, demand for ice cream is typically highest in the summer while demand for frozen turkeys usually peaks in the late fall). Our southern hemisphere operations in Australia and New Zealand also help balance the impact of seasonality in our global operations, as their growing and harvesting cycles are complementary to North America and Europe. Each of our warehouses sets its own operating hours based on demand, which is heavily driven by growing seasons and seasonal consumer demand for certain products.
Power Costs
The temperature-controlled warehouse business is power-intensive. Keeping food products refrigerated or frozen requires substantial amounts of power and managing power costs is a priority for us and our customers. Power costs accounted for 8.8% of our total global warehousing segment cost of operations for the year ended December 31, 2024. We seek to maximize energy efficiency in our warehouses through the application of best practices, the latest technology, and alternative energy generation.
•Application of Best Practices: Certain jurisdictions and regions in which we operate, including Texas, Illinois, the Northeast United States, Europe, New Zealand, and Australia, have deregulated market-based electricity exchanges. To manage our exposure to volatile power prices, we have entered, and may continue to enter, into arrangements to fix power costs for all or a portion of our anticipated electricity requirements. The durations of these forward contracts are generally one to three years. In addition, we employ a centralized energy and sustainability team that we deploy across our network to promote standardization and minimization of energy waste.
•Modern Technologies: The technologies we deploy to optimize energy efficiency include variable frequency drives, refrigeration control systems, rapid close doors, motion sensor technology, LED lighting and flywheeling. Further, we believe that automated facilities can significantly reduce energy intensity as compared to conventional facilities. Select recent examples within our network indicate reductions of approximately 20% as measured by kWh usage per pallet position in automated facilities relative to conventional facilities in the same metropolitan areas.
•Alternative Energy Generation: We are also focused on generating alternative sources of energy through on-site solar, battery storage and linear generators. Our global sustainability strategy allows us to buy power at a cheaper cost and monetize carbon credits to offset energy costs and is also supportive of our sustainability strategy. Through solar systems at our facilities, we had installed capacity of 146 megawatts of solar energy as of December 31, 2024.
In addition to maximizing energy efficiency, when appropriate we seek to pass through increases in power costs to our customers.
Trademarks
The name “Lineage” and the Lineage logo are registered trademarks. We have established considerable goodwill with customers under this brand name and believe its reputation in our industry is a strong competitive advantage.
Regulatory Matters
General
Many laws and governmental regulations are applicable to our properties and changes in these laws and regulations, or interpretation of such laws and regulations by agencies and the courts, occur frequently. Although we incur costs to comply with applicable federal, state, local, and foreign provisions relating to governmental regulations, including environmental regulations, in the ordinary course of our business, such costs have not materially affected, and are not presently expected to materially affect, our capital expenditures, earnings, or competitive position.
Environmental Matters
Our operations are subject to a wide range of environmental laws and regulations in each of the locations in which we operate, and compliance with these requirements involves expertise, significant capital and operating costs. Failure to comply with these environmental requirements can result in civil or criminal fines or sanctions, claims for environmental damages, remediation obligations, revocation of permits, or restrictions on our operations, and future changes in environmental laws or in the interpretation of those laws, including stricter requirements affecting our operations, could result in increased capital and operating costs.
Under various United States federal, state, and local environmental laws, a current or previous owner or operator of real property may be liable for the entire cost of investigating, removing, and remediating hazardous or toxic substances on such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the contamination. Even if more than one person may have been responsible for the contamination, each person covered by the environmental laws may be held responsible for the entire clean-up cost.
The presence of hazardous or toxic substances on our properties, or the failure to properly remediate contaminated properties, could give rise to liens in favor of the government for failure to address the contamination, or otherwise adversely affect our ability to sell or lease properties or borrow using our properties as collateral. Environmental laws also may impose restrictions on the manner in which properties may be used or how our businesses may be operated.
Under environmental laws, a property owner or operator is subject to compliance obligations, potential government sanctions for violations or natural resource damages, claims from private parties for cleanup contribution or other environmental damages, and investigation and remediation costs. In connection with the acquisition, ownership, or operation of our properties, we may be exposed to such costs. The cost of resolving environmental, property damage, or personal injury claims, of compliance with environmental regulatory requirements, of paying fines or meeting new or stricter environmental requirements, or of remediating contaminated properties be significant.
In the future, our stakeholders may demand lower indirect emissions associated with the storage and transportation of refrigerated and frozen foods, which, if we are unable to meet these demands, could lead customers to seek temperature-controlled storage from our competitors or increase demand for alternatives to refrigerated and frozen foods. Further, such demand could require us to implement various processes to reduce emissions from our operations in order to remain competitive.
Most of our warehouses utilize anhydrous ammonia (“NH3”) as a refrigerant. Anhydrous ammonia is classified as a hazardous chemical regulated by the U.S. Environmental Protection Agency (“EPA”) and a significant release of anhydrous ammonia from one of our properties could result in injuries, loss of life, and property damage. Releases of anhydrous ammonia may occur at our warehouses from time to time due to routine maintenance or an unanticipated mechanical failure. Although we cannot predict the extent of our liabilities as a result of these incidents, we expect any related product damage claims to be covered by insurance, subject to applicable deductibles. Although our warehouses have risk management programs required by U.S. Department of Labor Occupational Safety and Health Administration (“OSHA”), the EPA, and other regulatory agencies in place, we could incur liability in the event of an unanticipated release of anhydrous ammonia from one of our refrigeration systems. Our warehouses also may have under-floor heating systems, some of which utilize chemicals such as ethylene glycol; releases from these systems could potentially contaminate soil and groundwater.
Nearly all of our properties have been the subject of environmental assessments conducted by environmental consultants. However, many of these assessments are not current. Most of these assessments have not included soil sampling or subsurface investigations. Many of our older properties have not had asbestos surveys. In many instances, we have not conducted further investigations of environmental conditions disclosed in these environmental assessments, nor can we be assured that these environmental assessments have identified all potential environmental liabilities associated with our properties. Material environmental conditions, liabilities, or compliance concerns may arise after the date of the environmental assessments on our properties. Moreover, there can be no assurance that (1) future laws, ordinances or regulations will not impose new material environmental obligations or costs, including with respect to the potential effects of climate change or new climate change regulations, (2) we will not incur material liabilities in connection with known or undiscovered environmental conditions arising out of past activities on our properties or (3) our properties will not be adversely affected by the operations of customers, by environmental impacts or operations on neighboring properties (such as releases from underground storage tanks), or by the actions of parties unrelated to us.
Food Safety Regulations
Most of our warehouses are subject to compliance with federal regulations regarding food safety. Under the Public Health Security and Bioterrorism Preparedness and Response Act of 2002, the United States Food and Drug Administration, or the FDA, requires us to register all warehouses in which food is stored and further requires us to maintain records of sources and recipients of food for purposes of food recalls. The Food Safety Modernization Act, or FSMA, was signed into law in January 2011 and significantly expanded the FDA’s authority over food safety, providing the FDA with new tools to proactively ensure the safety of the entire food system, including for example, new hazard analysis and preventive controls requirements, food safety planning, requirements for sanitary transportation of food, increased inspections, and mandatory food recalls under certain circumstances. Since the adoption of FSMA, the FDA has issued many new food safety-related final rules, some of which impact our business. The most significant new rule which impacts our business is the Current Good Manufacturing Practice and Hazard Analysis and Risk-Based Preventive Controls for Human Food rule. This rule requires a food facility to establish a food safety system that includes an analysis of hazards and the implementation of risk-based preventive controls, among other steps. This is in addition to requirements that we satisfy existing Good Manufacturing Practices with respect to the holding of foods, as set forth in FDA regulations. The USDA also grants to some of our warehouses “ID status,” which entitles us to handle products of the USDA. As a result of the regulatory framework from the FDA, the USDA, and other local regulatory requirements, we subject our warehouses to annual third-party food safety audits. Our third-party food safety audits are conducted by certified providers, including SAI Global, AIB International, Mérieux Nutrisciences, ASI, and NSF, following the one of the following schemes: Good Distribution Practices (“GDP”) or a Global Food Safety Initiative (“GFSI”) scheme, such as Safe Quality Foods (“SQF”) or Brand Recognition through Compliance Global Standards (“BRCGS”) audit programs.
Occupational Safety and Health Act
Our properties located in the U.S. are subject to regulation under OSHA, which requires employers to provide employees with an environment free from recognized hazards likely to cause death or serious physical harm and includes regulations related to exposure to toxic chemicals, excessive noise levels, mechanical dangers, heat or cold stress, and unsanitary conditions. In addition, due to the amount of anhydrous ammonia stored at some of our facilities, we are also subject to compliance with OSHA’s Process Safety Management of Highly Hazardous Chemicals standard and OSHA’s ongoing National Emphasis Program related to potential releases of highly hazardous chemicals. The cost of complying with OSHA and similar laws enacted by states and other jurisdictions in which we operate can be substantial, and any failure to comply with these regulations could expose us to substantial penalties and potentially to liabilities to employees who may be injured at our warehouses.
International Regulations
Our international facilities are subject to many local laws and regulations which govern a wide range of matters, including food safety, building, environmental, health and safety, hazardous substances and waste minimization, as well as specific requirements for the storage of meat, dairy products, fish, poultry, agricultural, and other products. Any products destined for export must also satisfy the applicable export requirements.
Other Regulations
Our properties are also subject to various federal, state, and local regulatory requirements, such as fire and safety requirements. Failure to comply with these requirements could result in the imposition of fines by governmental authorities or awards of damages to private litigants. We believe that our properties are currently in substantial compliance with all such regulatory requirements. However, there can be no assurance that these requirements will not be changed or that new requirements will not be imposed which would require significant unanticipated expenditures by us.
Insurance
We carry insurance for the risks arising out of our business and operations, including coverage on all of our properties in an amount that we believe adequately covers any potential casualty losses. However, there are certain losses that we are not generally insured against or that we are not generally fully insured against because it is not deemed economically feasible or prudent to do so. In addition, changes in the cost or availability of insurance could expose us to uninsured casualty losses. In the event that any of our properties incurs a casualty loss that is not covered by insurance (in part or at all), the value of our assets will be reduced by the amount of any such uninsured loss, and we could experience a significant loss of capital invested and potential revenues in these properties. Any such losses could materially and adversely affect us. In addition, we may have no source of funding to repair or reconstruct the damaged property, and we cannot assure you that any such sources of funding will be available to us for such purposes in the future on favorable terms or at all.
In the event of a fire, flood, or other occurrence involving the loss of or damage to stored products held by us but belonging to others, we may be liable for such loss or damage. Although we have an insurance program in effect, there can be no assurance that such potential liability will not exceed the applicable coverage limits under our insurance policies. Limit adequacy is reviewed annually. We have 86 facilities in zones subject to what we believe to be a moderate to high risk of flooding, in each case exposing them to increased risk of casualty.
If we or one or more of our customers experiences a loss for which we are liable and that loss is uninsured or exceeds policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged.
Competition
In our Global Warehousing segment, the principal competitive factors are warehouse location, warehouse and yard size, space availability, warehouse type, design/layout, number of temperature zones, types of service, degree of automation and price. For refrigerated food customers, transportation costs are typically significantly greater than warehousing costs and, accordingly, location and transportation capabilities are major competitive factors. The size of a warehouse is important in part because customers generally prefer to have all of their products needed to serve a given market in a single location and to have the flexibility to increase storage at that single location during seasonal peaks. Some food producers and distributors attend to their own warehousing and distribution needs by either building or leasing warehouses, creating a private warehousing market which may compete with the public warehouse industry. Many customers, including those for whom private warehousing is a viable option, will select distribution services based upon service level and price, provided that an appropriate network of related storage facilities is available. In this segment, we compete with Americold, NewCold, and local operators which vary by geography, such as US Cold, Interstate Warehousing, FreezPak Logistics, Nichirei, Constellation Cold, Conestoga, Congebec, and Magnavale.
In our Global Integrated Solutions segment, competition is highly fragmented by service offering and geography, and we do not believe that we have a single global competitor across offerings and geographies. In temperature-controlled transportation, the principal competitive factors include service, capacity and rates. In refrigerated rail car leasing, the principal competitive factors include car reliability, car thermal performance, repair and maintenance capabilities, and price. Our main competitors in temperature-controlled transportation include Americold, US Cold, and CH Robinson, while in refrigerated rail car leasing, our main competitor is Trinity Rail. Examples of other significant local competitors include DFDS, Wolter Koops, Primafrio, Erb Transport, and Midland Transport.
Human Capital Resources
We are committed to creating a work environment which supports the growth and success of our team members. We have employees located throughout the world. As of December 31, 2024, we employed approximately 26,000 people worldwide.
The geographic distribution of our team members as of December 31, 2024 is summarized in the following table:

Region	Number of team members (in thousands)	Percentage of workforce
North America	18	68.8%
Europe	5	21.2%
Asia-Pacific	3	10.0%
Total	26	100.0%
As of December 31, 2024, fewer than 5% of our approximately 16,000 team members in the United States were represented by various local labor unions and associations. Globally (including the United States), approximately 16% (based on team members for whom we are able to ascertain union status) or 23% (assuming that the entire 7% of our team members for whom we are not able to ascertain union status due to applicable privacy or freedom of association laws are represented by labor unions and associations) of our total team members were represented by various local labor unions and associations.
Safety and Wellbeing
At Lineage, “safe” is our first value. The safety of our team members is our number one priority. Our team members receive safety training and conduct emergency response drills throughout the year to equip them with the knowledge and tools that will allow them to conduct their daily tasks safely. Our team members are provided with personal protective equipment appropriate for the performance of their job functions. Lineage has robust safety and compliance policies and programs, and we track safety and compliance metrics throughout the year. Our total global recordable incidence rate (“TIR”) of 3.4 for the year ended

December 31, 2024 is approximately 21% lower than the most current industry average of 4.3 for refrigerated warehousing and storage. TIR is a measure of occupational health and safety based on the number of recordable safety incidents reported against the number of hours worked based on the OSHA record-keeping criteria (injuries per 200,000 hours).
Lineage prioritizes near miss reporting and has a Behavioral Based Safety (“BBS”) Program throughout the network as well as deploys wearable technology at high-risk operations to monitor and reinforce safe working behaviors by actively addressing observations, as well as providing constructive feedback to address “at risk” behaviors.
Because our most valuable asset is our people, we are constantly looking to give team members the wellbeing support they need with the goal of having a healthier and more engaged workforce. Through our comprehensive health and medical benefits, including our Team Member Assistance programs that offer holistic mental health and other benefits to team members and their families, team members have access to a wide range of care options. We look at wellbeing from a holistic perspective inclusive of physical and mental wellness and prioritize psychological safety in addition to physical safety.
Inclusion and Belonging
The range of our team members’ experiences and backgrounds is core to our innovative culture. We are committed to providing a working environment in which team members, customers, and community partners know they are respected. We strive to identify and eliminate barriers that could prevent the full participation of any individual or group. It is our policy to recruit talent based on skill, knowledge and experience, without discrimination. We are an equal opportunity employer, with all qualified applicants receiving consideration for employment without regard to race, color, national origin, ancestry, religion, genetic information, physical or mental disability, marital status, age, sexual orientation or identification, gender, veteran status, political affiliation, physical appearance, or any other characteristic protected by federal, state or local law. We evaluate compensation equity regularly and address pay disparities as appropriate. We are committed to developing and implementing programs and practices that create a supportive learning environment and encompasses the inclusion of various perspectives and experiences. We are committed to team member development and training. Our team members are offered regular opportunities to participate in formal and informal personal growth and professional development programs and opportunities.
Our commitment to Inclusion and Belonging is highlighted by our establishment of multiple Employee Resource Groups, or ERGs, open to all employees, to support and strengthen our team. We anchor our overall approach in our six core values of safe, trust, respect, innovation, bold, and servant leadership, which drives how we develop team members and celebrate wins.
Total Rewards
We provide programs and benefits designed to attract, retain and reward high-performing team members. In addition to salaries or hourly wages, our compensation programs, which are market-based, can include performance incentives for front-line workers, annual bonuses, share-based compensation awards, paid time off, retirement savings programs, healthcare and insurance benefits, health savings accounts, flexible work schedules, employee assistance programs, and tuition assistance. To foster a stronger sense of ownership, aid in retention, and align the interests of our team members with our stockholders, we provide restricted stock units to eligible team members through our equity incentive programs.
Business Conduct and Ethics
We believe that a strong culture is the foundation of a strong company. At Lineage, our values define who we are and connect us to one another and to our work. We are striving to be the standard for honest, ethical, and responsible business in the temperature-controlled warehouse industry. To support this commitment, we recently adopted our refreshed Code of Conduct. Our Code of Conduct is available in the languages in which we conduct business and addresses global regulatory topics through three substantive sections: acting respectfully and responsibly in the workplace; working ethically with customers and stakeholders; and supporting our surrounding communities and protecting our planet. Our Code of Conduct includes policy statements on psychological safety, human rights, human trafficking, and a statement on our commitment to fair labor practices. We provide calls to action in each topic section as well as learning aids to help bring our Code of Conduct to life. We provide an Ethics Hotline, which allows anonymous reporting where permitted by law and is administered by our corporate compliance & ethics and human resources teams. We take all reports to our Speak Up Resources seriously and evaluate all claims, conduct internal or external investigations as appropriate and implement remediation plans if necessary. Our corporate compliance and ethics committee and audit committee are regularly briefed on reports received and have access to reports made through our Ethics Helpline.

Through our global online learning management platform, we provide code of conduct training in multiple native languages so that our team members understand our expectations and how to apply these standards to their work. We also maintain an anti-discrimination and anti-harassment policy that includes mandatory harassment training for team members. We do not tolerate any form of racism, sexism or injustice within our facilities or across our organization.
Available Information
Our internet address is https://www.onelineage.com. The contents of our website are not incorporated by reference into or considered to be part of this Annual Report. We make our Annual Report, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, available free of charge through our website as soon as reasonably practicable after we file such reports with, or furnish such reports to, the U.S. Securities and Exchange Commission (“SEC”).
Item 1A. Risk Factors
Investing in our common stock involves risks. Before you invest in our common stock, you should carefully consider the risk factors below together with all of the other information included in this Annual Report. If any of the risks discussed herein were to occur, our business, financial condition, liquidity, results of operations, and our ability to service our debt and make distributions to our stockholders could be materially and adversely affected (which we refer to collectively as “materially and adversely affecting us” or having “a material adverse effect on us” and comparable phrases), the market price of our common stock could decline significantly and you could lose all or part of your investment in our common stock. Some statements in the following risk factors constitute forward-looking statements. Please refer to the section in this Annual Report entitled “Special Note Regarding Forward-Looking Statements.”
Summary of Risk Factors
You should carefully consider the matters discussed in Item 1A. Risk Factors of this Annual Report for factors you should consider before investing in our common stock. Some of these risks include:
•Our investments are concentrated in the temperature-controlled warehouse industry, and our business would be materially and adversely affected by an economic downturn in that industry or the market for our customers’ products.
•The temperature-controlled warehouses that comprise our global warehousing business are concentrated in certain geographic areas, some of which are particularly susceptible to adverse local conditions. Our inability to quickly and effectively restore operations following adverse weather or a localized disaster or economic or other disturbance in a key geography could materially and adversely affect us.
•Global market and economic conditions may materially and adversely affect us.
•Many of our costs, such as operating expenses, interest expense and real estate acquisition and construction costs, could be adversely impacted by periods of heightened inflation.
•Labor shortages, increased turnover, and work stoppages have in the past, and may in the future, continue to disrupt our or our customers’ operations, increase costs, and negatively impact our profitability.
•Supply chain disruptions may continue to negatively impact our business.
•We are exposed to risks associated with expansion and development, which could result in returns below expectations and unforeseen costs and liabilities.
•Our integrated solutions business depends on the performance of our global warehousing business.
•Our growth may strain our management and resources, which may have a material adverse effect on us.
•A portion of our future growth depends upon acquisitions and we may be unable to identify, complete and successfully integrate acquisitions, which may impede our growth, and our future acquisitions may not achieve their intended benefits or may disrupt our plans and operations.
•We are dependent on Bay Grove to provide certain services to us pursuant to the transition services agreement, and it may be difficult to replace the services provided under such agreement.

•We may be vulnerable to security breaches or cybersecurity incidents which could disrupt our operations and have a material adverse effect on our financial condition and operating results.
•We depend on IT systems to operate our business, and issues with maintaining, upgrading, or implementing these systems, could have a material adverse effect on our business.
•We are subject to additional risks with respect to our current and potential international operations and properties.
•Power costs may increase or be subject to volatility, which could result in increased costs that we may be unable to recover.
•We depend on key personnel and specialty personnel, and a deterioration of employee relations could harm our business and operating and financial results.
•We are a “controlled company” within the meaning of Nasdaq rules and, as a result, qualify for, and may rely on, exemptions from certain corporate governance requirements. You will not have the same protections afforded to stockholders of companies that are subject to such requirements.
•We could incur significant costs under environmental laws related to the presence and management of asbestos, anhydrous ammonia, and other chemicals and underground storage tanks.
•We are currently invested in various joint ventures and may invest in additional joint ventures in the future and face risks stemming from our partial ownership interests in such properties, which could materially and adversely affect the value of any such joint venture investments.
•We have significant indebtedness outstanding, which may expose us to the risk of default under our debt obligations.
•Increases in interest rates could increase the amount of our debt payments.
•Market conditions could adversely affect our ability to refinance existing indebtedness or obtain additional financing for growth on acceptable terms or at all, which could materially and adversely affect us.
•Our Co-Executive Chairmen will have substantial influence over our business, and our Co-Executive Chairmen’s interests, and the interests of certain members of our management, will differ from our interests and those of our other stockholders in certain respects.
•Our charter and bylaws contain provisions that may delay, defer, or prevent an acquisition of our common stock or a change in control.
•There can be no assurance that we will be able to make or maintain cash distributions, and certain agreements related to our indebtedness may, under certain circumstances, limit or eliminate our ability to make distributions to our common stockholders.
•Future contractual repurchase obligations may materially and adversely affect the market price of shares of our common stock and may reduce future distributions.
•Failure to qualify as a REIT would cause us to be taxed as a regular C corporation, which would substantially reduce funds available for distributions to stockholders.
Risks Related to Our Business and Operations
Our investments are concentrated in the temperature-controlled warehouse industry, and our business would be materially and adversely affected by an economic downturn in that industry or the market for our customers’ products.
Our investments in real estate assets are concentrated in the industrial real estate industry, specifically in temperature-controlled warehouses. This concentration exposes us to the risk of economic downturns in this industry to a greater extent than if our business activities included a more significant portion of other sectors of the real estate market. We are also exposed to fluctuations in the markets for, and production of, the commodities and finished products that we store in our warehouses. For example, the demand for seafood, packaged foods and proteins such as poultry, pork and beef and the production of such products directly impacts the need for temperature-controlled warehouse space to store such products for our customers. Although our customers collectively store a diverse product mix in our temperature-controlled warehouses, declines in production of or demand for their products could cause our customers to reduce their inventory levels at and throughput through our warehouses, which could reduce the storage, handling and other fees payable to us and materially and adversely affect us.
The temperature-controlled warehouses that comprise our global warehousing business are concentrated in certain geographic areas, some of which are particularly susceptible to adverse local conditions. Our inability to quickly and effectively restore operations following adverse weather or a localized disaster, or economic or other disturbance in a key geography could materially and adversely affect us.
Although we own or hold leasehold interests in warehouses across the United States and globally, many of these warehouses are concentrated in a few geographic areas. For example, approximately 8% of our owned or leased warehouses were located in the Netherlands, 7% were in Washington, 7% were in California, 7% were in Illinois, and 6% were in Texas (in each case, on a cubic-foot basis based on information as of December 31, 2024). This geographic concentration could adversely affect our operating performance if conditions become less favorable in any of the states or markets within such states in which we have a concentration of properties. We cannot assure you that any of our markets will grow, not experience adverse developments or that underlying real estate fundamentals will be favorable to owners and operators of service-oriented or experience-based properties. Our operations may also be affected if competing properties are built in our markets. Local conditions may include natural disasters, periods of economic slowdown or recession, regulatory changes, labor shortages or strikes, localized oversupply in warehousing space or reductions in demand for warehousing space, adverse agricultural events, road or rail line closures, disruptions in logistics systems, such as transportation and tracking systems for our customers’ inventory, and power outages.
We also maintain facilities in areas that may be susceptible to natural disasters or other serious disruptions caused by record or sustained high temperatures, fire, earthquakes, droughts, floods, or other causes that may spoil, damage or destroy a significant portion of customer inventory. In addition, adverse weather patterns may affect local harvests, which could have an adverse effect on our customers and cause them to reduce their inventory levels at our warehouses, which could in turn materially and adversely affect us. Our inability to quickly and effectively restore operations following adverse weather or a localized disaster, or economic or other disturbance in a key geography could materially and adversely affect us. Although our property insurance typically insures us against such risks, these policies are subject to deductibles and customary exclusions, and there can be no assurance that such potential liability will not exceed the applicable coverage limits under our insurance policies.
Global market and economic conditions may materially and adversely affect us.
Adverse economic conditions such as high unemployment levels, interest rates, tariffs, tax rates and fuel and energy costs may have an impact on the results of operations and financial conditions. The success of our business will be affected by general economic and market conditions, as well as by changes in laws, currency exchange controls and national and international political, environmental and socio-economic circumstances. Specifically, our business operations are sensitive to the systemic impact of inflation, the availability and cost of credit, declines in the real estate market, increases in fuel, energy and power costs and geopolitical issues. A severe or prolonged economic downturn may adversely impact the general availability of credit to businesses and could lead to a weakening of the U.S. and global economies. While it is difficult to determine the breadth and duration of any unfavorable market or economic conditions and the many ways in which they may affect our customers and our business in general, unfavorable market or economic conditions may result in:
•changes in consumer trends, demand and preferences for products we store in our warehouses;
•customer defaults on their contracts with us;
•reduced demand for our warehouse space, increased vacancies at our warehouses and a reduced ability, or an inability, to retain our customers or acquire new customers;
•reduced demand for the other supply chain services that comprise our integrated solutions business;
•lower rates from, and economic concessions to, our customers;
•increased operating costs, including increased energy, labor and fuel costs, and supply-chain challenges;
•our inability to raise capital on favorable terms, or at all, when desired;
•decreased value of our properties and related impact on our ability to obtain attractive prices on sales or to obtain debt financing; and
•illiquidity and decreased value of our short-term investments and cash deposits.

Any of the foregoing events could result in substantial or total losses to our business in respect of certain properties, which will likely be exacerbated by the terms of our indebtedness.
Many of our costs, such as operating expenses, interest expense, and real estate acquisition and construction costs could be adversely impacted by periods of heightened inflation.
Inflation in North America, Europe, and the Asia-Pacific region has risen to levels not experienced in recent decades and we are seeing its impact on various aspects of our business. Certain of our expenses, including, but not limited to, labor costs, utility costs (power in particular), interest expense, property taxes, insurance premiums, equipment repair and replacement, and other operating expenses are subject to inflationary pressures that have and may continue to negatively impact our business and results of operations. While we seek to reduce the impact of inflation by increased operating efficiencies and embedded rate escalation or price increases to our customers to offset increased costs and while regulators’ efforts to reduce inflation have been achieved varying levels of success, there can be no assurance that we will be able to offset future inflationary cost increases in whole or in part, which could adversely impact our profit margins. We may be limited in our ability to obtain reimbursement from customers under existing contracts for any increases in operating expenses such as labor, electricity charges, maintenance costs, taxes, including real estate and income taxes, or other real estate-related costs. Unless we are able to offset any unexpected costs in a timely manner, or at all, with sufficient revenues through new contracts or new customers, increases in these costs would lower our operating margins and could materially and adversely affect us.
Additionally, inflation may have a negative effect on the construction costs necessary to complete our greenfield development and expansion projects, including, but not limited to, costs of construction materials, labor and services from third-party contractors and suppliers. We rely on a number of third-party suppliers and contractors to supply raw materials, skilled labor, and services for our construction projects. Notwithstanding our efforts to manage certain increases in the costs of construction materials in our greenfield development and expansion projects through either general budget contingencies built into our overall project construction costs estimates or guaranteed maximum price construction contracts (which stipulate a maximum price for certain construction costs and shift inflation risk to our construction general contractors), no assurance can be given that our budget contingencies would accurately account for potential construction cost increases given the current severity of inflation and variety of contributing factors, or that our general contractors would be able to absorb such increases in costs and complete our construction projects timely, within budget, or at all.
Higher construction costs could adversely impact our investments in real estate assets and expected yields on our greenfield development and expansion projects, which may make otherwise lucrative investment opportunities less profitable to us. Our reliance on a number of third-party suppliers and contractors may also make such investment opportunities unattainable if we are unable to sufficiently fund our projects due to significant cost increases, or are unable to obtain the resources and materials to do so reasonably due to disrupted supply chains. As a result, our business, financial condition, results of operations, cash flows, liquidity and ability to satisfy our debt service obligations and to pay dividends and distributions to security holders could be adversely affected over time.
Our exposure to increases in interest rates is limited to our variable-rate borrowings, which primarily consist of borrowings under our Revolving Credit Facility and our Term Loan A. As of December 31, 2024, we had $2.9 billion of our outstanding consolidated indebtedness that is variable-rate debt. However, the effect of inflation on interest rates could increase our financing costs over time, either through near-term borrowings on our floating-rate lines of credit or refinancing of our existing borrowings that may incur higher interest expenses related to the issuance of new debt. For more information, see “Risk Factors—Risks Related to Our Indebtedness—Increases in interest rates could increase the amount of our debt payments.”
In addition, historically, during periods of increasing interest rates, real estate valuations have generally decreased as a result of rising capitalization rates, which tend to be positively correlated with interest rates. Consequently, prolonged periods of higher interest rates may negatively impact the valuation of our portfolio and result in the decline of the quoted trading price of our securities and market capitalization, as well as lower sales proceeds from future dispositions.
Labor shortages, increased turnover, and work stoppages have in the past, and may in the future, continue to disrupt our or our customers’ operations, increase costs, and negatively impact our profitability.
We hire our own workforce to handle product in and out of storage for our customers in most of our facilities. Our ability to successfully implement our business strategy depends upon our ability to attract and retain talented people and effectively manage our human capital. The labor markets in the industries in which we operate are competitive, and we have historically experienced some level of ordinary course turnover of employees. A number of factors have had and may continue to have adverse effects on the labor force available to us, including reduced employment pools and shortages in other industries with which we compete for labor, government regulations, which include laws and regulations related to workers’ health and safety, wage and hour practices and immigration. In addition, we seek to optimize our mix of permanent and temporary team members in our facilities, as temporary team members typically result in higher costs and lower efficiency. Labor shortages and increased turnover rates within our team member ranks have led to and could in the future lead to increased costs, such as increased overtime to meet demand, increased time and resources related to training new team members, and increased wage rates to attract and retain team members, and could negatively affect our ability to efficiently operate our facilities or otherwise operate at full capacity. An overall or prolonged labor shortage, lack of skilled labor, inability to maintain a stable mix of permanent to temporary team members, increased turnover and labor cost inflation could have a material adverse impact on us. In addition, we may not be able to successfully implement our labor productivity and lean operating principles initiatives, which may impede our growth.
Furthermore, certain portions of our operations are subject to collective bargaining agreements. As of December 31, 2024, fewer than 5% of our team members in the United States were represented by various local labor unions and associations. Globally (including the United States), approximately 16% (based on team members for whom we are able to ascertain union status) or 23% (assuming that the entire 7% of our team members for whom we are not able to ascertain union status due to applicable privacy or freedom of association laws are represented by labor unions and associations) of our total team members were represented by various local labor unions and associations. Strikes, slowdowns, lockouts or other industrial disputes could cause us to experience a significant disruption in our operations, as well as increase our operating costs, which could materially and adversely affect us. If a greater percentage of our workforce becomes unionized, or if we fail to renegotiate our expired or expiring collective bargaining agreements on favorable terms in a timely manner or at all, we could be materially and adversely affected.
In addition, our customers’ operations are subject to labor shortages and disruptions that could continue to negatively impact their production capability, resulting in reduced volume of product for storage. In addition, labor shortages and disruptions impacting the transportation industry may hamper the timely movement of goods into and out of our warehouses. These labor shortages and disruptions could in turn have a material adverse effect on us.
Wage increases driven by competitive pressures or applicable legislation on employee wages and benefits could negatively affect our operating margins and our ability to attract qualified personnel.
Our hourly team members in the United States and internationally are typically paid wage rates above the applicable minimum wage. However, increases in the minimum wage may increase our labor costs if we are to continue paying our hourly team members above the applicable minimum wage. If we are unable to continue paying our hourly team members above the applicable minimum wage or at otherwise competitive wages, we may be unable to hire and retain qualified personnel. For example, beginning in 2020 and through 2024, we saw wage inflation on a global basis at all levels in our organization, which increased labor costs. For each of the years ended December 31, 2024, 2023, and 2022, labor and benefits expenses in our Global Warehousing segment accounted for 60.2%, 59.7%, and 57.5% of the segment’s cost of operations, respectively. Increases in the rates we pay our team members would negatively affect our operating margins unless we are able to increase our income streams in order to pass increased labor costs on to our customers. Our standard contract forms include some rate protection for uncontrollable costs such as labor, or costs associated with regulatory action, however, despite such provisions, we may not be able to fully pass through these increased costs.
Competitive pressures may also require that we enhance our pay and benefits package to compete effectively for such personnel (including costs associated with health insurance coverage or workers’ compensation insurance) or offer retention bonuses. If we fail to attract and retain qualified and skilled personnel, we could be materially and adversely affected.
Supply chain disruptions may continue to negatively impact our business.
Our business has in the past and may from time to time be impacted by supply chain disruptions, which impact, among other things, labor availability, raw material availability, manufacturing and food production, construction materials and transportation, including increased costs, reduced options, and timing delays with respect to the foregoing. Continued disruptions in the supply chain impacting the availability of materials, causing delays in manufacturing and production, including in our customers’ products, shipping delays and other supply chain problems could materially and adversely impact us.

We are exposed to risks associated with expansion and development, which could result in returns below expectations and unforeseen costs and liabilities.
We have engaged and we expect to continue to engage, in expansion and development activities, including greenfield development and expansion projects, with respect to certain of our properties. Expansion and development activities will subject us to certain risks not present in the acquisition of existing properties (the risks of which are described below), including, without limitation, the following:
•our pipeline of expansion and development opportunities is at various stages of discussion and consideration and, based on historical experiences, many of them may not be pursued or completed as contemplated or at all;
•the availability and timing of financing on favorable terms or at all;
•the availability and timely receipt of environmental studies and entitlement, zoning and regulatory approvals, which could result in increased costs and could require us to abandon our activities entirely with respect to any given warehouse for which we are unable to obtain permits or authorizations;
•the cost and timely completion within budget of construction due to increased land, materials, equipment, labor or other costs (including risks beyond our control, such as strikes, uninsurable losses, weather or labor conditions, material shortages, or increased costs resulting from the imposition of tariffs), which could make completion of any given warehouse or the expansion thereof uneconomical, and we may not be able to increase revenues to compensate for the increase in construction costs;
•inability to complete construction of a warehouse or the expansion thereof on schedule due to the availability of labor, equipment or materials or other factors outside of our control, resulting in increased debt service expense and construction costs;
•supply chain disruptions or delays in receiving materials or support from vendors or contractors could impact the timing of stabilization of expansion and development projects;
•the potential that we may expend funds on and devote management time and attention to projects which we do not complete;
•newly developed properties do not have an operating history that would allow objective pricing decisions in determining whether to invest our capital in such properties;
•market conditions may change during the course of development, which may make such development less attractive than at the time it was commenced;
•a completed expansion project or a newly-developed warehouse may fail to achieve, or take longer than anticipated to achieve, expected occupancy rates and may fail to perform as expected;
•inability to successfully integrate expanded or newly-developed properties;
•projects to automate our existing or new warehouses may not perform as expected or achieve the anticipated operational efficiencies; and
•inability to achieve targeted returns and budgeted stabilized returns on invested capital on our expansion and development opportunities due to the risks described above, and an expansion or development may not be profitable and could lose money.
These risks could create substantial unanticipated delays and expenses and, in certain circumstances, prevent the initiation or completion of expansion or development as contemplated or at all, any of which could materially and adversely affect us.
The actual initial full year stabilized NOI yields from our greenfield development and expansion projects may not be consistent with the targeted NOI yield ranges set forth in this Annual Report.
As of December 31, 2024, we had 23 greenfield development and expansion projects that had been completed since December 31, 2021 and six greenfield development and expansion projects under construction. As a part of our standard development and expansion underwriting process, we analyze the estimated initial full year stabilized NOI yield we expect to derive from each greenfield development project and the estimated incremental initial full year stabilized NOI yield we expect to derive from each expansion project, as applicable, and establish a targeted NOI yield range. We define estimated initial full year stabilized NOI yield as the percentage of the total estimated cost to complete the greenfield development or expansion project represented by the estimated initial full year stabilized NOI from the greenfield development project or the estimated incremental initial full year stabilized NOI from the expansion project. For greenfield development projects, we calculate the estimated initial full year stabilized NOI by subtracting the greenfield development project’s estimated initial full year stabilized operating expenses (before interest expense, income taxes (if any) and depreciation and amortization) from its estimated initial full year stabilized revenue. For expansion projects, we calculate the estimated incremental initial full year stabilized NOI by subtracting the expansion project’s estimated incremental initial full year stabilized operating expenses (before interest expense, income taxes (if any) and depreciation and amortization) from its estimated incremental initial full year stabilized revenue.
We caution you not to place undue reliance on the targeted NOI yield ranges for our greenfield development and expansion projects because they are based solely on our estimates, using data currently available to us in our development and expansion underwriting processes. For our greenfield development and expansion projects under construction, our total cost to complete the project may differ substantially from our estimates due to various factors, including unanticipated expenses, delays in the estimated start and/or completion date and other contingencies. In addition, our actual initial full year stabilized NOI from our greenfield development and expansion projects may differ substantially from our estimates based on numerous other factors, including delays and/or difficulties in leasing or stabilizing the facilities, failure to achieve estimated occupancy and rental rates, inability to collect anticipated revenues, customer bankruptcies and unanticipated expenses at the facilities that we cannot pass on to customers. We can provide no assurance that the actual initial full year stabilized NOI yields from our greenfield development and expansion projects will be consistent with the targeted NOI yield ranges set forth in this Annual Report.
Our future greenfield development and expansion activity may not be consistent with the estimates related to our future long-term pipeline set forth in this Annual Report.
As of December 31, 2024, we were researching or underwriting a range of greenfield development and expansion opportunities as part of our future long-term pipeline, including 15 projects globally at various phases of research and underwriting, with an estimated construction cost of approximately $1.7 billion and potential contribution of approximately 3.0 million square feet, approximately 189 million cubic feet and approximately 678 thousand pallet positions. The projects in our future long-term pipeline include both projects where we already own the land and projects for which we will need to acquire incremental land.
We caution you not to place undue reliance on the projections related to our future long-term pipeline because they are based solely on our estimates, using data currently available to us, and our business plans as of the date of this Annual Report. Our actual greenfield development and expansion activity may differ substantially from our projections based on numerous factors, including our inability to acquire the necessary incremental land or obtain necessary zoning, land use and other required entitlements, as well as building and other required governmental permits and authorizations, and changes in the entitlement, permitting and authorization processes that may restrict or delay our ability to execute on our future long-term pipeline. Moreover, we may strategically choose not to execute on our future long-term pipeline or be unable to do so as a result of factors beyond our control, including our inability to obtain financing on terms and conditions that we find acceptable, or at all, and fund our development and expansion activities. We can provide no assurance that actual greenfield development and expansion activity and/or any particular project will be consistent with the projections for our future long-term pipeline set forth in this Annual Report.
The short-term nature and lack of minimum storage guarantees in many of our customer contracts exposes us to certain risks that could have a material adverse effect on us.
For the year ended December 31, 2024, approximately 44.0% of our storage revenues were generated from agreements with customers that contained minimum storage guarantees. However, despite such guarantees, in the event a customer were to terminate such a contract with us, our remedies are typically limited to the amount of the guarantee.
Our customer contracts that do not contain minimum storage guarantees typically do not require our customers to utilize a minimum number of pallet positions or provide for guaranteed fixed payment obligations from our customers to us. As a result, most of our customers may discontinue or otherwise reduce their use of our warehouses or other services in their discretion at any time which could have a material adverse effect on us. Additionally, we have discrete pricing for our customers based upon their unique profiles. Therefore, a shift in the mix of business types or customers could negatively impact our financial results.
The storage and other fees we generate from customers with month-to-month warehouse rate agreements may be adversely affected by declines in market storage and other fee rates more quickly than with respect to our contracts that contain stated terms.

There also can be no assurance that we will be able to retain any customers upon the expiration of their contracts (whether month-to-month warehouse rate agreements or contracts) or leases. If we cannot retain our customers, or if our customers that are not party to contracts with minimum storage guarantees elect not to store goods in our warehouses, we may be unable to find replacement customers on favorable terms or at all or on a timely basis and we may incur significant expenses in obtaining replacement customers, repositioning warehouses to meet their needs, or temporarily idling warehouses. Any of the foregoing could materially and adversely affect us.
In addition, while we plan to expand our use of contracts with minimum storage guarantees, there can be no assurance that we will be able to do so or that this strategy will result in increases in recurring revenue, enhanced stability of cash flows or increases in our economic occupancy, which could impede our growth.
Our integrated solutions business depends on the performance of our global warehousing business.
Our integrated solutions business complements our global warehousing services. For example, within transportation, which is the largest area within our integrated solutions business, our core focus areas are multi-vendor less-than-full-truckload consolidation, transportation brokerage and drayage services to and from ports. Because we provide this integrated solutions business to our warehouse customers, the success of our integrated solutions business depends on the performance of our global warehousing business. A reduction in the number of our customers or in our customers’ inventory or throughput levels for any reason could in turn result in reduced demand for our integrated solutions services, which may adversely affect our operations.
Our growth may strain our management and resources, which may have a material adverse effect on us.
We have grown rapidly in recent years, including by expanding our internal resources, undertaking expansion and development projects, making acquisitions, providing expanded service offerings and entering new markets. Our growth has, and may continue to, place a strain on our management, operational, financial and information systems, and procedures and controls to expand, train and control our employee base. Our need for working capital will increase as our operations grow. There can be no assurance that we will be able to adapt our portfolio management, administrative, accounting, IT and operational systems to support any growth we may experience. Failure to oversee our current portfolio of properties and manage our growth effectively, or to obtain necessary working capital and funds for capital improvements, could have a material adverse effect on us. In addition, our inability to obtain necessary working capital and funds for capital improvements or to successfully deploy capital on accretive projects could impede our growth.
A portion of our future growth depends upon acquisitions and we may be unable to identify, complete, and successfully integrate acquisitions, which may impede our growth, and our future acquisitions may not achieve their intended benefits or may disrupt our plans and operations.
We have executed on 120 acquisitions since our first acquisition in 2008 through December 31, 2024. Our ability to expand through acquisitions requires us to identify and complete acquisitions that are compatible with our growth strategy and to successfully integrate and operate these newly-acquired companies and/or properties. We continually evaluate acquisition opportunities but cannot guarantee that suitable opportunities currently exist or will exist in the future. In addition, future acquisitions may generate lower returns than past acquisitions and past acquisitions may not generate the same returns as they did previously. Our ability to identify and complete acquisitions of suitable companies and/or properties on favorable terms, or at all, and to successfully integrate and operate them to meet our financial, operational and strategic expectations may be constrained by the following risks, among others:
•we face competition from other real estate investors with significant capital, including REITs and institutional investment funds, which may be able to accept more risk than we can prudently manage, including risks associated with paying higher acquisition prices;
•we face competition from other potential acquirers that may significantly increase the purchase price for a company and/or property we acquire, which could reduce our growth prospects or returns;
•we may incur significant costs and divert management’s attention in connection with evaluating and negotiating potential acquisitions, including ones that we are subsequently unable to complete;
•we may acquire companies or properties that are not accretive to our operating and financial results upon acquisition, and we may be unsuccessful in integrating and operating such companies or properties in accordance with our expectations;

•our cash flow from an acquired company or property may be insufficient to meet our required principal and interest payments with respect to any debt used to finance the acquisition of such company or property;
•we may discover unexpected items, such as unknown liabilities, during our due diligence investigation of a potential acquisition or other customary closing conditions may not be satisfied, causing us to abandon an acquisition opportunity after incurring expenses related thereto;
•we may face opposition from governmental authorities or third parties alleging that potential acquisition transactions are anti-competitive, and as a result, we may have to spend a significant amount of time and expense to respond to related inquiries, or governmental authorities may prohibit the transaction or impose terms or conditions that are unacceptable to us;
•we may fail to obtain the necessary regulatory approvals or other approvals required in connection with any potential acquisition or we may fail to satisfy certain conditions required to complete a transaction in a timely manner;
•we may be required to acquire a company and/or property through one or more of our taxable REIT subsidiary, or TRS, entities, but no more than 20% of the value of our gross assets may consist of securities in TRSs, and as a result, compliance with these requirements could limit our ability to complete a transaction;
•we may fail to discover design or construction defects of an acquired property following the completion of an acquisition that may require unforeseen capital expenditures, special reports or maintenance expenses;
•we may fail to obtain financing for an acquisition on favorable terms or at all;
•we may be unable to make, or may spend more than budgeted amounts to make, necessary improvements or renovations to acquired properties;
•we may spend more than budgeted amounts to meet customer specifications on a newly-acquired warehouse;
•market conditions may result in higher than expected vacancy rates and lower than expected storage charges, rent or fees from our global warehousing business and lower utilization of and revenue from our integrated solutions business;
•engineering, seismic and other reports on which we rely as part of our pre-acquisition due diligence investigations of these properties may be inaccurate or deficient, at least in part because defects may be difficult or impossible to ascertain; or
•we may, without any recourse, or with only limited recourse, acquire properties subject to liabilities, such as liabilities for clean-up of undisclosed environmental contamination, defects of design, construction, title or other problems, claims by employees, customers, vendors or other persons dealing with the former owners of the properties, liabilities incurred in the ordinary course of business and claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the properties.
If any of the foregoing risks were to materialize, they could materially and adversely affect us.
We may be unable to successfully expand our operations into new markets or new lines of business.
If the opportunity arises, we may acquire or develop properties in new markets. In addition to the risks described above related to our acquisition, expansion and development activities, the acquisition, expansion or development of properties in new markets will subject us to the risks associated with a lack of understanding of the related economy and unfamiliarity with government and permitting procedures. We will also not possess the same level of familiarity with the dynamics and market conditions of any new market that we may enter, which could adversely affect our ability to successfully expand and operate in such market. We may be unable to build a significant market share or achieve a desired return on our investments in new markets. If we are unsuccessful in expanding and operating in new, high-growth markets, it could have a material adverse effect on us.
In addition, from time to time, we may develop, grow and/or acquire new lines of business or offer new services within existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets for these services are not fully developed. In developing and marketing new lines of business and/or new services, we may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new services may not be achieved, and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives and shifting market preferences, may also impact the successful implementation of a new line of business or a new service. Furthermore, the burden on management and our IT of introducing any new line of business and/or new service could have a significant impact on the effectiveness of our system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or new services could have a material adverse effect on us.
We are dependent on Bay Grove to provide certain services to us pursuant to the transition services agreement, and it may be difficult to replace the services provided under such agreement.
Prior to our IPO, we relied on Bay Grove to provide certain operating, consulting, strategic development and financial services, including advice and assistance concerning operational aspects of Lineage Logistics Holdings, LLC (“Lineage Holdings”) and its subsidiaries, and we will continue to rely on Bay Grove for transition services supporting capital deployment and mergers and acquisitions activity for three years following our IPO pursuant to the transition services agreement that we entered into in connection with our IPO. In addition, it may be difficult for us to replace the services provided by Bay Grove under the transition services agreement, and the terms of any agreements to replace such services may be less favorable to us. Any failure by Bay Grove in the performance of such services, or any failure on our part to successfully transition these services away from Bay Grove by the expiration of the transition services agreement, could materially harm our business and financial performance.
We can only terminate the transition services agreement with Bay Grove under limited circumstances and will be required to pay fees thereunder even if Bay Grove does not perform the services required.
The transition services agreement that we entered into with Bay Grove in connection with our IPO provides that the agreement can only be terminated by mutual written consent of us and Bay Grove or by us for cause (as defined in the transition services agreement), which does not include any failure of Bay Grove to provide services under the agreement. Accordingly, even if Bay Grove were to fail to provide the services required pursuant to the transition services agreement, we would be obligated to pay Bay Grove $8 million per year for the term of the agreement. In such event, we could incur operational difficulties or losses, including the incurrence of additional costs to transition such services, that could have a material and adverse effect on us.
We will have uncapped expense payment and indemnification obligations with respect to various costs incurred by BGLH, Bay Grove, and their affiliates.
In connection with our IPO, Lineage Holdings entered into an expense reimbursement and indemnification agreement with BGLH, the LHR, and Bay Grove, pursuant to which Lineage Holdings agreed to (i) advance to or reimburse such entities for all of their expenses in any way related to our company, including expenses incurred in connection with the coordinated settlement process that will occur for up to three years post-IPO for all legacy investors in both BGLH and our operating partnership, and (ii) indemnify such entities to the fullest extent permitted by applicable law against liabilities that may arise in any way related to our company, including liabilities incurred in connection with or as a result of the coordinated settlement process. There is no limit to the amounts we may be required to pay under this agreement. Accordingly, there can be no assurance that our future payment obligations under this agreement will not have a material adverse effect on us.
Prior to our IPO, we had no experience operating as a publicly traded REIT.
Prior to our IPO we had no experience operating as a publicly traded REIT. As a publicly traded REIT, we are now required to develop and implement substantial control systems, policies and procedures in order to maintain our REIT qualification and satisfy our periodic SEC reporting, SEC compliance, and Nasdaq listing requirements. We cannot assure you that our management’s past experience will be sufficient to successfully develop and implement these systems, policies and procedures and to operate our company as a publicly traded REIT. Any difficulty we have in operating as a publicly traded REIT in compliance with these requirements could subject us to significant fines, sanctions and other liabilities and jeopardize our status as a REIT or as a public company listed on Nasdaq, which could materially and adversely affect us. See also “Risk Factors—Risks Related to Our REIT Status and Other Tax Risks—Failure to qualify as a REIT would cause us to be taxed as a regular C corporation, which would substantially reduce funds available for distributions to stockholders.”
Pandemics or disease outbreaks, and associated responses, may disrupt our business, including among other things, increasing our costs, impacting our supply chain, and impacting demand for cold storage, which could have a material adverse impact on our business.
We face various risks and uncertainties related to public health crises, including:
•supply chain disruptions;

•potential work stoppages, including stoppages due to spread of the disease among our team members or our customers’ work forces or due to shutdowns that may be requested or mandated by governmental authorities;
•labor unrest, including unrest due to risks of disease from working with other team members and outside vendors;
•economic impacts, including increased labor costs, from mitigation and other measures undertaken by us and/or third parties to support and protect our team members or the food supply;
•completing developments on time or an inability of our contractors to perform as a result of spread of disease among team members of our contractors and other construction partners, travel restrictions or due to shutdowns that may be requested or mandated by governmental authorities;
•limiting the ability of our customers to comply with the terms of their contracts with us, including making timely payments to us, due to, among other factors, labor shortages impacting our customers’ ability to manufacture and transport product;
•limiting the ability of our suppliers and partners to comply with the terms of their contracts with us, including in making timely delivery of supplies to us necessary for the operation of our temperature-controlled warehouses;
•long-term volatility in, or reduced demand for, temperature-controlled warehouse storage and related handling and other warehouse services;
•adverse impact on the value of our real estate; and
•reduced ability to execute our growth strategies, including identifying and completing acquisitions and expanding into new markets.
The extent to which a public health emergency impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted with any degree of confidence, including the scope, severity, duration and geographies of the outbreak, the actions taken or not taken to contain the outbreak or mitigate its impact requested or mandated by governmental authorities or otherwise voluntarily taken or not taken by individuals or businesses, and the direct and indirect economic effects of the illness and containment measures, among others.
We may be vulnerable to security breaches or cybersecurity incidents which could disrupt our operations and have a material adverse effect on our financial condition and operating results.
We rely extensively on information systems to process transactions, operate and manage our business. Our ability to efficiently manage our business depends significantly on the reliability and capacity of these systems. The risk of a security breach or disruption, particularly through cyber-attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Our IT networks and related systems are essential to the operation of our business and our ability to perform day-to-day operations (including managing and operating our warehouses and our integrated solutions business), and, in some cases, may be critical to the operations of our customers. We have acquired and continue to acquire companies with cybersecurity vulnerabilities and unsophisticated security measures, which exposes us to cybersecurity, operational, and financial risks, including where the IT systems of such companies have not been fully integrated into Lineage’s networks. The failure of our IT systems to perform as anticipated, and the failure to integrate disparate systems effectively or to collect data accurately and consolidate it a useable manner efficiently could adversely affect our business through transaction errors, billing and invoicing errors, processing inefficiencies or errors and loss of sales, receivables, collections and customers, in each case, which could result in reputational damage and have an ongoing adverse effect on our business, results of operation and financial condition.
We recognize the increasing volume of cybersecurity incidents and employ commercially practical efforts to provide reasonable assurance such attacks are appropriately mitigated. There can be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems and information. We may be required to expend significant financial resources and management time to protect against or respond to such breaches. Techniques used to breach security change frequently and are generally not recognized until launched against a target, so we may not be able to promptly detect that a security breach or unauthorized access has occurred. We also may not be able to implement security measures in a timely manner or, if and when implemented, we may not be able to determine the extent to which these measures could be circumvented. If an actual or perceived security breach occurs, the market’s perception of our security measures could be harmed and we could lose current and potential tenants, and such a breach could be harmful to our brand and reputation. Any breaches that may occur could expose us to increased risk of lawsuits, material monetary damages, potential violations of applicable privacy and other laws, penalties and fines, harm to our reputation and increases in our security and insurance costs. In the event of a breach resulting in loss of data, such as personally identifiable information or other such data protected by data privacy or other laws, we may be liable for damages, fines and penalties for such losses under applicable regulatory frameworks despite not handling the data. We cannot guarantee that any backup systems, regular data backups, security protocols, network protection mechanisms and other procedures currently in place, or that may be in place in the future, will be adequate to prevent network and service interruption, system failure, damage to one or more of our systems or data loss in the event of a security breach or attack. In addition, our customers rely extensively on computer systems to process transactions and manage their businesses and thus their businesses are also at risk from, and may be impacted by, cybersecurity attacks. An interruption in the business operations of our customers or a deterioration in their reputation resulting from a cybersecurity attack could indirectly impact our business operations. We carry insurance, including cyber insurance, commensurate with the size and nature of our operations; however, there can be no assurance that such potential liability will not exceed the applicable coverage limits under our insurance policies.
However, there can be no assurance that our efforts to maintain the security and integrity of these types of IT networks and related systems will be effective or that attempted security breaches or disruptions would not be successful or damaging. Like other businesses, we have been and expect to continue to be subject to unauthorized access, mishandling or misuse, computer viruses or malware, cybersecurity incidents and other events of varying degrees. Historically, these events have not significantly affected our operations or business and were not individually or in the aggregate material. While these incidents did not have a material impact on us, there can be no assurance that future incidents will not have a material adverse effect on us.
We depend on IT systems to operate our business, and issues with maintaining, upgrading, or implementing these systems, could have a material adverse effect on our business.
We rely on the efficient and uninterrupted operation of IT systems to process, transmit and store electronic information in our day-to-day operations. All IT systems are vulnerable to damage or interruption from a variety of sources. Our business has grown in size and complexity; this has placed, and will continue to place, significant demands on our IT systems. In connection with this growth, we rely on 82 fully-and semi-automated facilities in a traditionally analog industry. To effectively manage this growth, our information systems and applications require an ongoing commitment of significant resources to maintain, protect, enhance and upgrade existing systems and develop and implement new systems to keep pace with changing technology and our business needs. We have invested in transformational technology initiatives, which include developing, acquiring and deploying both proprietary operating systems and third-party platforms. This investment encompasses migrating workloads to the cloud, implementing SaaS-based tools, rolling out next-generation SD-WAN and upgrading our core human capital and financial ERP software. These initiatives are strategically designed to standardize, integrate and enhance the technological framework across our enterprise. This development entails certain risks, including difficulties with changes in business processes that could disrupt our operations, manage our supply chain and aggregate financial and operational data. We may continue to rely on legacy information systems, which may be costly or inefficient, while the implementation of new initiatives may not achieve the anticipated benefits and may divert management’s attention from other operational activities, negatively affect team member morale, or have other unintended consequences. Delays in integration or disruptions to our business from implementation of new or upgraded systems could have a material adverse impact on our financial condition and operating results.
Additionally, if we are not able to accurately anticipate expenses and capitalized costs related to system upgrades and changes or if we are unable to realize the expected benefits from our technology initiatives, this may have an adverse impact on our financial condition and operating results.
We also incorporate artificial intelligence (“AI”) solutions into some of our information systems, offerings, services, and features, and these solutions, and possible future generative AI solutions, may become more important in our operations over time. The ever-increasing use and evolution of technology, including cloud-based computing and AI, creates opportunities for the potential loss or misuse of personal, confidential, and/or proprietary data that forms part of any data set and was collected, used, stored, or transferred to run our business, and unintentional dissemination or intentional destruction of confidential information stored in our or our third-party providers' systems, portable media, or storage devices, which may result in significantly increased business and security costs, a damaged reputation, administrative penalties, or costs related to defending legal claims. AI also presents emerging ethical issues and if our use of AI becomes controversial, we may experience brand or reputational harm, competitive harm, or legal liability. The rapid evolution of AI, including potential government regulation of AI, will require significant resources to develop, test, and maintain our platform, offerings, services, and features to help us implement AI ethically in order to minimize unintended, harmful impact.
If the information we rely upon to run our businesses were to be found to be inaccurate or unreliable, if we fail to maintain or protect our IT systems and data integrity effectively, if we fail to develop and implement new or upgraded systems to meet our business needs in a timely manner, or if we fail to anticipate, plan for or manage significant disruptions to these systems, our competitive position could be harmed, we could have operational disruptions, we could lose existing customers, have difficulty preventing, detecting, and controlling fraud, have disputes with customers, have regulatory sanctions or penalties imposed or other legal problems, incur increased operating and administrative expenses, lose revenues as a result of a data privacy breach or theft of intellectual property or suffer other adverse consequences, any of which could have a material adverse effect on our business, results of operations, financial condition or cash flows.
Privacy and data security concerns, and data collection and transfer restrictions and related regulations may adversely affect our business.
Many foreign countries and governmental bodies, including the European Union, where we conduct business, have laws and regulations concerning the collection and use of personal data obtained from their residents or by businesses operating within their jurisdiction. These laws and regulations often are more restrictive than those in the United States. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure and security of data that identifies or may be used to identify or locate an individual, such as names, email addresses and, in some jurisdictions, IP addresses.
Recently, there has been heightened interest and enforcement focus on data protection regulations and standards both in the United States and abroad. For example, in January 2023, amendments to California’s Consumer Privacy Act of 2018 went into effect, increasing data privacy requirements for our business. We expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection and information security in the United States, the European Union, and other jurisdictions. In addition, the European Commission adopted a General Data Protection Regulation (“GDPR”), that became fully effective on May 25, 2018, superseding prior European Union data protection legislation, imposing more stringent European Union data protection requirements, and providing for greater penalties for noncompliance. The United Kingdom enacted the Data Protection Act that substantially implements the GDPR. More generally, we cannot yet fully determine the impact these or future laws, regulations and standards may have on our business. Privacy, data protection and information security laws and regulations are often subject to differing interpretations, may be inconsistent among jurisdictions, and may be alleged to be inconsistent with our current or future practices. Additionally, we may be bound by contractual requirements applicable to our collection, use, processing, and disclosure of various types of data, including personal data, and may be bound by, or voluntarily comply with, self-regulatory or other industry standards related to these matters. These and other requirements could increase our costs, impair our ability to grow our business, or restrict our ability to store and process data or, in some cases, impact our ability to operate our business in some locations and may subject us to liability. Any failure or perceived failure to comply with applicable laws, regulations, industry standards, and contractual obligations may adversely affect our business.
Further, in view of new or modified foreign laws and regulations, industry standards, contractual obligations and other legal obligations, or any changes in their interpretation, we may find it necessary or desirable to fundamentally change our business activities and practices or to expend significant resources to adapt to these changes. We may be unable to make such changes and modifications in a commercially reasonable manner or at all.
The costs of compliance with and other burdens imposed by laws, regulations and standards may limit the use and adoption of our service and reduce overall demand for it. Failure to comply with applicable data protection regulations or standards may expose us to litigation, fines, sanctions or other penalties, which could damage our reputation and adversely impact our business, results of operation and financial condition. Privacy, information security, and data protection concerns may inhibit market adoption of our business, particularly in certain industries and foreign countries.
If any of the foregoing risks were to materialize, they could materially and adversely affect us.
We are subject to additional risks with respect to our current and potential international operations and properties.
As of December 31, 2024, we owned or had a leasehold interest in 205 temperature-controlled warehouses outside the United States. We also intend to strategically grow our portfolio globally through acquisitions of temperature-controlled warehouses in attractive international markets to service demonstrable customer demand where we believe the anticipated risk-adjusted returns are consistent with our investment objectives. However, there can be no assurance that our existing customer relationships will support our international operations in any meaningful way or at all. Our international operations and properties could be affected by factors specific to the laws, regulations and business practices of the jurisdictions in which our warehouses are located. These laws, regulations and business practices expose us to risks that are different than or in addition to those commonly found in the United States. Risks related to our international operations and properties include:
•changing governmental rules and policies, including changes in land use and zoning laws;
•enactment of laws related to the international ownership and leasing of real property or mortgages and laws restricting the ability to remove profits earned from activities within a particular country to a person’s or company’s country of origin;
•changes in laws or policies governing foreign trade or investment and use of foreign operations or workers, and any negative sentiments towards multinational companies as a result of any such changes to laws, regulations or policies or due to trends such as political populism and economic nationalism;
•variations in currency exchange rates and the imposition of currency controls;
•adverse market conditions caused by terrorism, civil unrest, natural disasters, infectious disease and changes in international, national or local governmental or economic conditions;
•the willingness of U.S. or international lenders to make mortgage loans in certain countries and changes in the availability, cost and terms of secured and unsecured debt resulting from varying governmental policies, economic conditions or otherwise;
•business disruptions arising from public health crises and outbreaks of communicable diseases;
•the imposition of non-U.S. income and withholding taxes, value added taxes, and other taxes on dividends, interest, capital gains, income, gains, gross sales or other disposition proceeds and changes in real estate and other tax rates and other operating expenses in particular countries, including the potential imposition of adverse or confiscatory taxes;
•general political and economic instability;
•geopolitical risks, including the ongoing conflict between Russia and Ukraine and disruptions in the Suez Canal affecting the flow of trade out of Asia;
•potential liability under the Foreign Corrupt Practices Act of 1977, as amended, and the U.K. Bribery Act 2010, anticorruption regulations with broad jurisdictional authority;
•our limited experience and expertise in foreign countries relative to our experience and expertise in the United States;
•restrictions on our ability to repatriate earnings generated from our international operations and adverse tax consequences in the applicable jurisdictions, such as double taxation;
•potential liability under, and costs of complying with, more stringent environmental laws or changes in the requirements or interpretation of existing laws, or environmental consequences of less stringent environmental management practices in foreign countries relative to the United States; and
•disruptions to our business or that of our customers and/or our suppliers resulting from trade tensions, tariffs imposed by the U.S. and other governments, actual or threatened modifications to or withdrawals from international trade agreements, treaties, policies, tariffs, quotas or any other trade rules or restrictions.
If any of the foregoing risks were to materialize, they could materially and adversely affect us.
Competition in our markets may increase over time if our competitors open new warehouses or expand their logistics or integrated service offerings that compete with our offerings.
We compete with other owners and operators of temperature-controlled warehouses (including our customers or potential customers who may choose to provide temperature-controlled warehousing in-house), some of which own properties similar to ours in similar geographic locations, as well as with various logistics companies. In recent years, certain of our competitors have added, through construction, development and acquisition, temperature-controlled warehouses in certain of our markets. In addition, our customers or potential customers may choose to develop new temperature-controlled warehouses, expand their existing temperature-controlled warehouses or upgrade their equipment. As newer warehouses and equipment come onto the market, we may lose existing or potential customers, and we may be pressured to reduce our rent and storage and other fees below those we currently charge in order to retain customers. If we lose one or more customers, we cannot assure you that we would be able to replace those customers on attractive terms or at all. From time to time we invest in new construction, reposition or consolidate existing operations or warehouses, or temporarily idle existing warehouses in order to remain competitive or optimize our global warehousing network. To the extent these actions impact customers in affected warehouses, we strive to relocate them into other warehouses in our global warehousing network. However, such efforts may not be successful. Increased capital expenditures or the loss of global warehousing segment revenues resulting from lower occupancy or storage rates or the repositioning, consolidating, or idling of warehouses could have a material adverse effect on us. We may also compete with other logistics providers that are able to offer more attractive services or rates. Such competition may affect our profitability in respect of our integrated solutions services and our intended expansion of such services. In addition, such competition could make it difficult to gain new customers and expand our business with existing customers, which could impede our utilization initiatives to increase physical occupancy. Such competition could also make it difficult to successfully implement our commercial optimization initiatives and our initiative to align rates with costs to serve, which could adversely impact our results of operations and our growth.
Power costs may increase or be subject to volatility, which could result in increased costs that we may be unable to recover.
Power is a major operating cost for temperature-controlled warehouses, and the price of power varies substantially between the markets in which we operate, depending on the power source and supply and demand factors. For each of the years ended December 31, 2024, 2023, and 2022 power costs in our global warehousing segment accounted for 8.8%, 8.7%, and 9.9% of the segment’s cost of operations, respectively.
We have implemented programs across several of our warehouses to reduce overall consumption and to reduce consumption during peak demand periods, when power prices are typically highest. Additionally, we have introduced alternative sources of energy at several of our warehouses through on-site solar and battery capacity and linear generators. However, there can be no assurance that these programs will be effective in reducing our power consumption or cost of power, which could adversely impact our growth and the predictability of our margins.
We have entered into, or may in the future enter into, fixed price power purchase agreements in certain deregulated markets whereby we contract for the right to purchase an amount of electric capacity at a fixed rate per kilowatt. Typically, these contracts do not obligate us to purchase any minimum amounts but would require negotiation if our capacity requirements were to materially differ from historical usage or exceed the thresholds agreed upon. For example, exceeding these thresholds could have an adverse impact on our incremental power purchase costs if we were to be unable to obtain favorable rates on the incremental purchases.
If the cost of electric power to operate our warehouses increases dramatically or fluctuates widely and we are unable to pass such costs through to customers, we could be materially and adversely affected.
We depend on certain customers for a substantial amount of our revenues.
Our 25 largest customers contributed approximately 32% of our total revenues for the year ended December 31, 2024. As of December 31, 2024, we had four customers that each accounted for at least 2% of our total revenues for the year ended December 31, 2024. In addition, as of December 31, 2024, approximately 40 of our warehouses were single-customer warehouses. If any of our most significant customers were to discontinue or otherwise reduce their use of our warehouses or other services, which they are generally free to do at any time unless they are party to a contract that includes a minimum storage commitment, we could be materially and adversely affected. While we have contracts with stated terms with certain of our customers, many of our contracts do not obligate our customers to use our warehouses or provide for minimum storage commitments. Moreover, a decrease in demand for certain commodities or products produced by our significant customers and stored in our temperature-controlled warehouses would lower our physical occupancy rates and use of our services, without lowering our fixed costs, which could have a material adverse effect on us. In addition, any of our significant customers could experience a downturn in their businesses which may weaken their financial condition and liquidity and result in their failure to make timely payments to us or otherwise default under their contracts. Cancellation of, or failure of a significant customer to perform under, a contract could require us to seek replacement customers. However, there can be no assurance that we would be able to find suitable replacements on favorable terms in a timely manner or at all or reposition the warehouses without incurring significant costs. Moreover, a bankruptcy filing by or related to any of our significant customers could prevent or delay us from collecting pre-bankruptcy obligations. The bankruptcy, insolvency or financial deterioration of our significant customers, could materially and adversely affect us. In addition, some of our significant customers also utilize our integrated solutions, and a loss of such customer as a warehouse customer would also impact our integrated solutions segment, thereby exacerbating the risks described above.
In addition, while some of our warehouses are located in primary markets, others are located in secondary and tertiary markets that are specifically suited to the particular needs of the customer utilizing these warehouses. For example, our production advantaged warehouses typically serve one or a small number of customers. These warehouses are also generally located adjacent to or otherwise in close proximity to customer processing or production facilities and were often build-to-suit at the time of their construction. If customers who utilize this type of warehouse, which may be located in remote areas, relocate their processing or production plants, default or otherwise cease to use our warehouses, then we may be unable to find replacement customers for these warehouses on favorable terms or at all or, if we find replacement customers, we may have to incur significant costs to reposition these warehouses for the replacement customers’ needs, any of which could have a material adverse effect on us.
Interest rate and hedging activity exposes us to risks, including the risks that a counterparty will not perform and that the hedge will not yield the economic benefits we anticipate.
As of December 31, 2024, we were a party to six interest rate hedges, which effectively convert $2.5 billion of our variable-rate indebtedness to fixed-rate once the strike rates of the caps are exceeded. In addition, we have entered into certain forward contracts and other hedging arrangements in order to fix power costs for anticipated electricity requirements. These hedging transactions expose us to certain risks, such as the risk that counterparties may fail to honor their obligations under these arrangements, and that these arrangements may not be effective in reducing our exposure to interest rate and power cost changes. Moreover, there can be no assurance that our hedging arrangements will qualify for hedge accounting or that our hedging activities will have the desired beneficial impact on our results of operations or cash flows. Should we desire to terminate a hedging agreement, there could be significant costs and cash requirements involved to fulfill our obligation under the hedging agreement. Failure to hedge effectively against interest rate and power cost changes could have a material adverse effect on us. When a hedging agreement is required under the terms of a mortgage loan, it is often a condition that the hedge counterparty maintains a specified credit rating. With the current volatility in the financial markets, there is an increased risk that hedge counterparties could have their credit ratings downgraded to a level that would not be acceptable under the loan provisions. If we were unable to renegotiate the credit rating condition with the lender or find an alternative counterparty with an acceptable credit rating, we could be in default under the loan and the lender could seize that property through foreclosure, which could have a material adverse effect on us.
Our business operations outside the United States expose us to losses resulting from currency fluctuations, as the revenues associated with our international operations and properties are typically generated in the local currency of each of the countries in which the properties are located. Fluctuations in exchange rates between these currencies and the U.S. dollar will therefore give rise to non-U.S. currency exposure, which could materially and adversely affect us. We hedge this exposure by incurring operating costs in the same currency as the revenue generated by the related property. We also attempt to mitigate any such effects by entering into currency exchange rate hedging arrangements where it is practical to do so and where such hedging arrangements are available and by structuring debt in local currency. As of December 31, 2024, we were a party to cross currency swaps on certain of our loans, and to interest rate swaps on our variable rate indebtedness. Periodically we enter into foreign currency forward contracts to manage our exposure to fluctuations in exchange rates. In addition, we have entered into certain forward contracts in order to fix power costs for anticipated electricity requirements.
These hedging arrangements may bear substantial costs, however, and may not eliminate all related risks. These hedging transactions also expose us to certain risks, such as the risk that counterparties may fail to honor their obligations under these arrangements, and that these arrangements may not be effective in reducing our exposure to foreign exchange rate, interest rate, and power cost changes. We cannot assure you that our efforts will successfully mitigate our currency risks. Moreover, if we do engage in currency exchange rate hedging activities, any income recognized with respect to these hedges (as well as any foreign currency gain recognized with respect to changes in exchange rates) may not qualify under the 75% gross income test or the 95% gross income test that we must satisfy annually in order to qualify as a REIT under the Internal Revenue Code of 1986, as amended, or the Code. Accordingly, our ability to enter into hedging activities may be limited. In addition, changes in foreign currency exchange rates used to value a REIT’s foreign assets may be considered changes in the value of the REIT’s assets. These changes may adversely affect our status as a REIT. Further, bank accounts in a foreign currency which are not considered cash or cash equivalents may adversely affect our status as a REIT. Moreover, there can be no assurance that our hedging arrangements will qualify for hedge accounting or that our hedging activities will have the desired beneficial impact on our results of operations or cash flows. Should we desire to terminate a hedging agreement, there could be significant costs and cash requirements involved to fulfill our obligation under the hedging agreement. Failure to hedge effectively against foreign exchange rates, interest rates and power cost changes could have a material adverse effect on us.
We may incur liabilities or harm our reputation as a result of quality-control issues associated with our global warehouse storage business and other services provided by our integrated solutions business.
We store frozen and perishable food and other products and provide food processing, repackaging and other services. Product contamination, spoilage, other adulteration, product tampering or other quality control issues could occur at any of our facilities or during the transportation of these products, which could cause our customers to lose all or a portion of their inventory. We could be liable for the costs incurred by our customers as a result of the lost inventory, and we also may be subject to liability, which could be material, if any of the frozen and perishable food products we stored, processed, repackaged or transported caused injury, illness or death. The occurrence of any of the foregoing may negatively impact our brand and reputation and otherwise have a material adverse effect on us.
We are subject to risks related to corporate social and environmental responsibility and reputation.
A number of factors influence our reputation and brand value, including how we are perceived by our customers, business partners, investors, team members, other stakeholders and the communities in which we do business. We face increasing, evolving, and diverging scrutiny related to environmental, social and governance (“ESG”) activities and disclosures and risk damage to our reputation if we fail to act appropriately or responsibly in ESG matters, including, among others, environmental stewardship, supply chain management, climate change, human rights, diversity, equity and inclusion (“DEI”), workplace ethics and conduct, philanthropic activity and support for the communities we serve and in which we operate. Increasingly, different stakeholder groups have divergent views on ESG or DEI matters, which increases the risk that any action or lack thereof with respect to ESG matters will be perceived negatively by at least some stakeholders and adversely impact our reputation and business. Any damage to our reputation could impact the willingness of our business partners and customers to do business with us, or could negatively impact our team member hiring, engagement and retention, all of which could have a material adverse effect on our business, results of operations and cash flows. We could also incur additional costs and devote additional resources to monitoring, reporting, and implementing various ESG practices.
We may be unable to achieve or demonstrate progress on our goal of carbon neutrality, or face heightened scrutiny, for our global operations by calendar 2040.
In 2021, we announced we had signed onto The Climate Pledge and committed to a goal to achieve carbon neutrality by calendar 2040. Achievement of this goal depends on our execution of operational strategies related to energy efficiency measures, onsite energy generation and storage, and network-wide standards to minimize and eliminate carbon emissions associated with daily operations.
Execution of these strategies, as well as demonstrable progress on and achievement of our calendar 2040 goal, is subject to risks and uncertainties, many of which are outside of our control. These risks and uncertainties include, but are not limited to:
•our ability to successfully implement our business strategy, effectively respond to changes in market dynamics and achieve the anticipated benefits and associated cost savings of such strategies and actions;
•the availability and cost of, and our ability to acquire, solar-panels, alternative fuel vehicles, alternative fuels, global electrical charging infrastructure and other materials and components, which may not be available at scale;
•unforeseen production, design, operational and technological difficulties;
•the outcome of research efforts and future technology developments, including the ability to scale projects and technologies on a commercially competitive basis such as carbon sequestration and/or other related processes;
•our sustainability initiatives and infrastructure may be negatively affected by climate change and/or technology degradation, causing them to be less effective and reducing their impact towards our goal;
•compliance with, and changes or additions to, global and regional regulations, laws, taxes, charges, mandates or requirements related to greenhouse gas emissions, carbon costs or climate-related goals;
•labor-related regulations, laws, and requirements that restrict or prohibit our ability to impose requirements on third parties who provide contracted transportation for our transportation networks;

•adapting products to customer preferences and customer acceptance of sustainable supply chain solutions and potentially increased prices for our services; and the actions of competitors and competitive pressures.
There can be no assurance that we will be able to successfully execute our strategies, or execute on time, and achieve or demonstrate progress on our calendar 2040 goal of carbon neutrality. Additionally, we may determine that it is in our best interests to prioritize other business, social, governance or sustainable investments and/or initiatives over the achievement of our calendar 2040 goal based on economic, legal, regulatory or social factors, business strategy or other reasons. Failure to achieve or demonstrate progress on our calendar 2040 goal could damage our reputation and customer and other stakeholder relationships. Further, given investors’ and banks’ increasingly divergent perspectives related to ESG matters, a failure to meet our goal of carbon neutrality, or on the contrary, any ESG initiatives taken to meet such goal, could cause large stockholders to reduce their ownership of our common stock and limit our access to financing. Such conditions could materially and adversely affect us, as well as on the market price of our common stock.
Recently, climate coalitions have faced increased scrutiny and backlash as some stakeholders argue that they violate antitrust laws by making decisions that unfairly distort or penalize markets, along with other various legal claims. Opponents are increasingly resorting to a range of activism forms, including media campaigns and litigation, to advance this perspective. To the extent we are subject to such activism or litigation, it may require us to incur costs or otherwise adversely impact our financial condition, reputation, or business.
Our temperature-controlled warehouse infrastructure and systems may become obsolete or unmarketable and we may not be able to upgrade our equipment cost-effectively or at all.
The infrastructure at our temperature-controlled warehouses and systems may become obsolete or unmarketable due to the development of, or demand for, more advanced equipment or enhanced technologies, including increased automation of our warehouses. Increased automation may entail significant time and start-up costs and lost revenue opportunity, and may not perform as expected. In addition, our IT platform pursuant to which we provide inventory management and other services to our customers may become outdated. When customers demand new equipment or technologies, the cost could be significant and we may not be able to upgrade our warehouses on a cost-effective basis in a timely manner, or at all, due to, among other things, increased expenses to us that cannot be passed on to customers or insufficient resources to fund the necessary capital expenditures. The obsolescence of our infrastructure or our inability to upgrade our warehouses would likely reduce global warehousing segment revenues, which could have a material adverse effect on us.
The transportation services provided by our integrated solutions business are dependent in part on in-house trucking services and in part on third-party truckload carrier and rail services, each of which subjects us to risks.
We use in-house trucking services to provide transportation services to our customers, and any increased severity or frequency of accidents or other claims, delays or disruptions in services or changes in regulations could have a material adverse effect on us.
We use in-house trucking transportation services to provide refrigerated transportation services to certain customers. The potential liability associated with accidents in the trucking industry is severe and occurrences are unpredictable. A material increase in the frequency or severity of accidents or workers’ compensation claims or the unfavorable development of existing claims could materially and adversely affect our results of operations. In the event that accidents occur, we may be unable to obtain desired contractual indemnities, and, although we believe our aggregate insurance limits should be sufficient to cover our historic claims amounts, the commercial trucking industry has experienced a wave of blockbuster or so-called “nuclear” verdicts, including some instances in which juries have awarded hundreds of millions of dollars to those injured in accidents and their families. As a result, our insurance coverage may prove inadequate in certain cases. The occurrence of an event not fully insured or indemnified against or the failure or inability of a customer or insurer to meet its indemnification or insurance obligations could result in substantial losses. Moreover, in connection with any such delays or disruptions, or if customers’ products are damaged or destroyed during transport, we may incur financial obligations or be subject to lawsuits by our customers. Any of these risks could have a material adverse effect on us. In addition, our trucking services are subject to regulation as a motor carrier by the U.S. Department of Transportation, by various state agencies and by similar authorities in our international operations, whose regulations include certain permit requirements of state highway and safety authorities. These regulatory authorities exercise broad powers over our trucking operations. The trucking industry is subject to possible regulatory and legislative changes that may impact our operations and affect the economics of the industry by requiring changes in operating practices or by changing the demand for or the costs of providing trucking services. Some of these possible changes include increasingly stringent fuel emission limits, including potential limits on carbon emissions, changes in the regulations that govern the amount of time a driver may drive or work in any specific period, classification of independent drivers, “restart” rules, limits on vehicle weight and size and other matters including safety requirements.
We also rely on third-party truckload carriers and rail services to transport customer inventory.
We also act as a transportation broker and depend on third-party truckload carriers and rail services to transport customer inventory. We do not have an exclusive or long-term contractual relationship with third-party trucking or rail service providers, and there can be no assurance that our customers will have uninterrupted or unlimited access to their transportation assets or services. Additionally, we may not be able to renegotiate additional transportation contracts to expand capacity, add additional routes, obtain multiple providers, or obtain services at current cost levels, any of which may limit the availability of services to our customers. Our ability to secure the services of these third parties, or increases in the prices we or our customers must pay to secure such services, is affected by many factors outside our control and failure to secure transportation services, or to obtain such services on desirable terms, may adversely affect us.
Factors outside our control could adversely affect our ability to offer transportation services, which could reduce the confidence our customers have in our ability to provide transportation services and could impair our ability to retain existing customers and/or attract new customers and could otherwise increase operating costs, reduce profits and affect our relationships with our customers. Such factors include increases in the cost of transportation services, including in relation to any increase in fuel costs, the overall attractiveness of transportation service options, changes in the reliability of available transportation options, transportation delays or disruptions, including those caused by weather-related events, labor shortages, supply-chain issues and delays related to manufacture and delivery of new equipment, equipment failures and national security or other incidents that affect transportation routes or rail lines.
We may be unable to maintain railcar assets on lease at satisfactory lease rates.
The profitability of our railcar leasing business depends on our ability to lease railcars to customers at satisfactory lease rates, to re-lease railcars at satisfactory lease rates upon the expiration and non-renewal of existing leases, and to sell railcars in the secondary market as part of our ordinary course of business. Our ability to accomplish these objectives is dependent upon several factors, including, among others:
•the cost of and demand for leases or ownership of newer or specific-use railcar types;
•the general availability in the market of competing used or new railcars;
•the degree of obsolescence of leased or unleased railcars, including railcars subject to regulatory obsolescence;
•the prevailing market and economic conditions, including the availability of credit, interest rates, and inflation rates;
•the market demand or governmental mandate for refurbishment; and
•the volume and nature of railcar traffic and loadings.
A downturn in the industries in which our lessees operate and decreased demand for railcars could also increase our exposure to re-marketing risk because lessees may demand shorter lease terms or newer railcars, requiring us to re-market leased railcars more frequently. Furthermore, the resale market for previously leased railcars has a limited number of potential buyers. Our inability to re-lease or sell leased or unleased railcars in a timely manner on favorable terms could result in lower lease rates, lower lease utilization percentages, and reduced revenues and operating profit.
Our railcar leasing business is regulated by multiple governmental regulatory agencies, such as the U.S. Department of Transportation and the administrative agencies it oversees and industry authorities such as the Association of American Railroads. All such agencies and authorities promulgate rules, regulations, specifications, or operating standards affecting railcar design, configuration, and mechanics; maintenance; and rail-related safety standards for railroad equipment. Future regulatory changes or the determination that our railcars are not in compliance with applicable requirements, rules, regulations, specifications or standards could result in additional operating expenses, administrative fines or penalties or loss of business that could have a material adverse effect on our financial condition and operations.
In addition, we are exposed to asset risk resulting from ownership of the railcars we lease to customers. Asset risk arises from fluctuations in supply and demand for the leased railcar. We are exposed to the risk that, at the end of the lease term or in the event of early termination, the value of the railcar will be lower than expected, resulting in reduced future lease income over the remaining life of the railcar or a lower sale value. Demand for and the valuation of the railcar is sensitive to shifts in economic and market trends and governmental regulations. Although we regularly monitor the value of the railcars we own, there is no assurance that the value of these assets will not be adversely impacted by factors outside of our control.
We depend on key personnel and specialty personnel, and a deterioration of employee relations could harm our business and operating and financial results.
Our success depends to a significant degree upon the continued contributions of certain key personnel, including our Co-Executive Chairmen, Adam Forste and Kevin Marchetti, as well as our President and Chief Executive Officer, Greg Lehmkuhl, each of whom would be difficult to replace. If any of our key personnel were to cease employment with us, our operating and financial results could suffer. Further, such a loss could be negatively perceived in the capital markets. We have not obtained and do not expect to obtain key man life insurance on any of our key personnel. Our ability to retain our management group or to attract suitable replacements should any members of our management team leave is dependent on the competitive nature of the employment market. The loss of services from key members of our management team or a limitation of their availability could materially and adversely affect us.
We also believe that our future success, particularly in international markets, will depend in large part upon our ability to hire and retain highly skilled managerial, investment, financing, operational and marketing personnel. The customer service, marketing skills and knowledge of local market demand and competitive dynamics of our employees are contributing factors to our ability to maximize our income and to achieve the highest sustainable storage levels at each of our warehouses. We may be unsuccessful in attracting and retaining such skilled personnel. In addition, our temperature-controlled warehouse business depends on the continued availability of skilled personnel with engineering expertise and experience. Competition for such personnel is intense, and we may be unable to hire and retain such personnel.
We could experience power outages, disruptions in the supply of utilities, outbreak of fire or other calamity or breakdowns of our refrigeration equipment.
Our warehouses are subject to electrical power outages, disruptions in the supply of utilities such as water, outbreak of fire or other calamity and breakdowns of our refrigeration equipment. We attempt to limit exposure to such occasions by conducting regular maintenance and upgrades to our refrigeration equipment, and, in several locations, using backup generators and power supplies, generally at a significantly higher operating cost than we would pay for an equivalent amount of power from a local utility. However, we may not be able to limit our exposure entirely even with these protections in place. Power outages that last beyond our backup and alternative power arrangements and refrigeration equipment breakdowns would harm our customers and our business. During prolonged power outages and refrigeration equipment breakdowns, changes in humidity and temperature could spoil or otherwise contaminate the frozen and perishable food and other products stored by our customers. We could incur financial obligations to, or be subject to lawsuits by, our customers in connection with these occurrences, which may not be covered by insurance. Any loss of services or product damage could reduce the confidence of our customers in our services and could consequently impair our ability to attract and retain customers. Additionally, in the event of the complete failure of our refrigeration equipment, we would incur significant costs in repairing or replacing our refrigeration equipment, which may not be covered by insurance. In addition, an outbreak of fire in a warehouse could result in significant damage or even total loss of the warehouse, which would harm our customers and our business, and the business interruption insurance we carry may not be sufficient to compensate us fully for losses or damages that may occur because of such events. In April 2024, we experienced a fire at a warehouse, which represented 0.5% of our global warehousing segment revenue for the year ended December 31, 2023, that resulted in a complete loss of the warehouse. We generally carry comprehensive liability and property insurance covering the warehouses we own, but there can be no assurance that insurance will be sufficient to fully compensate us for all losses. Any of the foregoing could have a material adverse effect on us.
We hold leasehold interests in over 100 of our warehouses, and we may be forced to vacate our warehouses if we default on our obligations thereunder and we will be forced to vacate our warehouses if we are unable to renew such leases upon their expiration.
As of December 31, 2024, we held leasehold interests in over 100 of our warehouses. These leases have a weighted average remaining term of 15 years. If we default on any of these leases, we may be liable for damages and could lose our leasehold interest in the applicable property, including all improvements. We would incur significant costs if we were forced to vacate any of these leased warehouses due to, among other matters, the high costs of relocating the equipment in our warehouses. If we were forced to vacate any of these leased warehouses, we could lose customers that chose our storage or other services based on our location, which could have a material adverse effect on us. Our landlords could attempt to evict us for reasons beyond our control.

Further, we may be unable to maintain good working relationships with our landlords, which could adversely affect our relationship with our customers and could result in the loss of customers. In addition, we cannot assure you that we will be able to renew these leases prior to their expiration dates on favorable terms or at all. If we are unable to renew our lease agreements, we will lose our right to operate these warehouses and be unable to derive revenues from these warehouses and, in the case of ground leases, we forfeit all improvements on the land. We could also lose the customers using these warehouses who are unwilling to relocate to another one of our warehouses, which could have a material adverse effect on us. Furthermore, unless we purchase the underlying fee interests in these properties, as to which no assurance can be given, we will not share in any increase in value of the land or improvements beyond the term of such lease, notwithstanding any capital we have invested in the applicable warehouse, especially warehouses subject to ground leases. Even if we are able to renew these leases, the terms and other costs of renewal may be less favorable than our existing lease arrangements. Failure to sufficiently increase revenues from customers at these warehouses to offset these projected higher costs could have a material adverse effect on us.
We are subject to risks related to the manufacture and sale of food products for human consumption.
Certain services within our integrated solutions segment constitute the manufacture and sale of food products for human consumption. The manufacture and sale of food products for human consumption involves the risk of injury, illness or death to consumers and we and/or our customers may be subject to product recalls, claims or lawsuits should the consumption of any food products manufactured by us and/or our customers cause injury, illness or death. Injuries may result from product tampering by third parties, product contamination or spoilage, or the presence of foreign objects, chemicals, or other agents in the product. Even if a product liability claim is invalid, unsuccessful or not fully pursued, the claims may be expensive to defend and may generate negative publicity that adversely affects our reputation, operations and overall profitability, or that of its customers. Any insurance coverage maintained by us may be unavailable or insufficient to cover a judgment against us in regard to any of these matters. A judgment awarded in excess of our insurance liability may adversely affect our financial condition and operations. Additionally, a judgment may affect our ability to maintain existing insurance coverage or find replacement coverage, if at all, at a reasonable cost or on acceptable terms; and a judgment may adversely affect our ability to retain or attract our customers.
Our results of operations are affected by certain commodity markets.
Our results of operations are affected by certain commodity markets. Changes in the overall environment affecting any specific commodity can have a significant and potentially negative impact on our results of operation. The commodity markets may be affected by factors such as weather patterns, fluctuations in input prices, trade barriers, international political conflicts, change in consumer preference, disease outbreaks, seasonal availability, or overall economic conditions. Our concentration of customers in commodity businesses ties our performance to the health of the commodity markets. Any adverse change in the commodity markets may have negative derivative impact on our financial performance.
We face ongoing litigation risks which could result in material liabilities and harm to our business regardless of whether we prevail in any particular matter.
We operate in multiple U.S. and international jurisdictions, with thousands of team members and business counterparts. As such, there is an ongoing risk that we may become involved in legal disputes or litigation with these parties or others. The costs and liabilities with respect to such legal disputes may be material and may exceed our amounts accrued, if any, for such liabilities and costs. In addition, our defense of legal disputes or resulting litigation could result in the diversion of our management’s time and attention from the operation of our business, each of which could impede our ability to achieve our business objectives. Some or all of the amounts we may be required to pay to defend or to satisfy a judgment or settlement of any or all of our disputes and litigation may not be covered by insurance.
We are a “controlled company” within the meaning of Nasdaq rules and, as a result, qualify for, and may rely on, exemptions from certain corporate governance requirements. You do not have the same protections afforded to stockholders of companies that are subject to such requirements.
BGLH and affiliates continue to control a majority of the combined voting power of all classes of our stock entitled to vote generally in the election of directors. Moreover, under the stockholders agreement, so long as BGLH and its affiliates together continue to beneficially own at least 5% of the total outstanding equity interests in our company, we agree to nominate for election to our board of directors individuals designated by BGLH, whom we refer to as the “BGLH Directors,” as specified in our stockholders agreement. As a result, we are a “controlled company” within the meaning of the Nasdaq corporate governance standards. Under these rules, a company of which more than 50% of the voting power in the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that, within one year of the date of the listing of our common stock:
•a majority of our board of directors consist of independent directors;
•our board of directors have a compensation committee that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and
•our board of directors have a nominating and corporate governance committee that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.
Although the majority of our board of directors consists of independent directors, our compensation and nominating and corporate governance committees are not composed entirely of independent directors, and we may utilize any of these exemptions prior to the time we cease to be a “controlled company.” Accordingly, to the extent and for so long as we utilize these exemptions, you will not have the same protections afforded to stockholders of companies that are subject to all of these corporate governance requirements. Accordingly, you do not have the same protections afforded to stockholders of companies that are subject to all of the Nasdaq corporate governance requirements.
We have and expect to continue to incur significantly increased costs as a result of operating as a newly public company, and our management is required to devote substantial time and attention to compliance efforts.
We have and expect to continue to incur significant legal, accounting, insurance, and other expenses as a result of becoming a public company following our recent IPO. As a public company with listed equity securities, we need to comply with new laws, regulations and requirements, including the requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, certain corporate governance provisions of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, related regulations of the SEC and requirements of Nasdaq, with which we were not required to comply as a private company. The Exchange Act requires that we file annual, quarterly, and current reports with respect to our business, operations, and financial statements. The Sarbanes-Oxley Act requires, among other things, that we establish and maintain effective internal controls and procedures for financial reporting.
Section 404 of the Sarbanes-Oxley Act will require our management and independent registered public accounting firm to report annually on the effectiveness of our internal control over financial reporting beginning with our second Annual Report on Form 10-K. Substantial work on our part will be required to implement appropriate processes, document the system of internal control over key processes, assess their design, remediate any deficiencies identified and test their operation. This process is expected to be both costly and challenging.
These reporting and other obligations will place significant demands on our management and our administrative, operational and accounting resources and will cause us to incur significant expenses. We may need to upgrade our systems or create new systems, implement additional financial and other controls, reporting systems and procedures. If we are unable to accomplish these objectives in a timely and effective fashion, our ability to comply with the financial reporting requirements and other rules that apply to public companies could be impaired.
If we fail to implement and maintain an effective system of internal control over financial reporting, we may not be able to accurately determine or disclose our financial results. As a result, our stockholders could lose confidence in our financial results.
As a publicly-traded company, we are required to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file with, or submit to, the SEC is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. They include controls and procedures designed to ensure that information required to be disclosed in reports filed with, or submitted to, the SEC is accumulated and communicated to management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Effective disclosure controls and procedures are necessary for us to provide reliable reports, effectively prevent and detect fraud, and to operate successfully as a public company. Designing and implementing effective disclosure controls and procedures is a continuous effort that requires significant resources and devotion of time. We may discover deficiencies in our disclosure controls and procedures that may be difficult or time consuming to remediate in a timely manner. Any failure to maintain effective disclosure controls and procedures or to timely effect any necessary improvements thereto could cause us to fail to meet our reporting obligations (which could affect the listing of our common stock on Nasdaq). Additionally, ineffective disclosure controls and procedures could also adversely affect our ability to prevent or detect fraud, harm our reputation and cause investors to lose confidence in our reports filed with, or submitted to, the SEC, which would likely have a negative effect on the market price of our common stock.
Our independent registered public accounting firm previously identified a material weakness in our internal control over financial reporting as of December 31, 2023, which has since been remediated. However, if we fail to continuously maintain an effective system of internal controls—including robust disclosure controls and procedures—or if additional material weaknesses or other deficiencies emerge in the future, we may not be able to accurately and timely report our financial results, prevent fraud, or meet our reporting obligations. Such shortcomings could result in material misstatements in our financial statements, adversely affect our business, and ultimately undermine investor confidence.
As a publicly-traded company, we are required to report annual audited consolidated financial statements and quarterly unaudited interim consolidated financial statements prepared in accordance with the accounting principles generally accepted in the United States (“GAAP”). We rely on our internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with GAAP. More broadly, effective internal control over financial reporting is a necessary component of our program to seek to prevent, and to detect any, fraud and to operate successfully as a public company.
Our independent registered public accounting firm identified a material weakness in internal control over financial reporting in connection with its audit of our consolidated financial statements for the year ended December 31, 2023, as disclosed in our prospectus dated July 24, 2024, filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on July 26, 2024 (the “Prospectus”) in connection with our IPO. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. The identified material weakness had risen from our failure to timely complete our risk assessment and design, implement and/or effectively operate controls for a sufficient period of time.
With the hiring of additional key internal resources and the engagement of third-party specialists, we were able to complete our risk assessment and design and implement and/or effectively operate controls throughout the period to remediate this material weakness. Thus, it has been remediated as of December 31, 2024.
Despite remediating the material weakness described above, we can give no assurance that any additional material weaknesses will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls or that our internal control over financial reporting will be effective in accomplishing all of its objectives. Furthermore, as we grow, our business, and hence our internal control over financial reporting, will likely become more complex, and we may require significantly more resources to develop and maintain effective controls. Designing and implementing an effective system of internal control over financial reporting is a continuous effort that requires significant resources, including the expenditure of a significant amount of time by senior members of our management team.
In addition, as a public company, we are required to document and test our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act so that our management can certify as to the effectiveness of our internal control over financial reporting. Management’s initial certification under Section 404 of the Sarbanes-Oxley Act will be required with our Annual Report on Form 10-K for the year ending December 31, 2025. In support of such certifications, we will be required to document and make significant changes and enhancements, including potentially hiring additional personnel, to our internal control over financial reporting. Likewise, our independent registered public accounting firm will be required to provide an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2025. To date, neither our management nor an independent registered public accounting firm has performed an evaluation of our internal control over financial reporting in accordance with the requirements of Section 404 of the Sarbanes-Oxley Act because no such evaluation has been required. In connection with our ongoing monitoring of our internal control over financial reporting or audits of our consolidated financial statements or our management’s assessment of the effectiveness of internal control over financial reporting, we or our auditors may identify additional deficiencies in our internal control over financial reporting that may be significant or rise to the level of material weaknesses. Any failure to maintain effective internal control over financial reporting or to timely effect any necessary improvements to such controls could cause us to fail to meet our reporting obligations (which could affect the listing of our common stock on Nasdaq). Additionally, ineffective internal control over financial reporting could also adversely affect our ability to prevent or detect fraud, harm our reputation, subject us to regulatory scrutiny and cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the market price of our common stock.

Our business could be adversely impacted if we have deficiencies in our disclosure controls and procedures or internal control over financial reporting, including as a result of the material weakness identified by management and discussed above.
The design and effectiveness of our disclosure controls and procedures and internal control over financial reporting, including new and revised financial and IT-related controls that have been designed, implemented, and operating, may not prevent all errors, misstatements or misrepresentations. While management will continue to review the effectiveness of our disclosure controls and procedures and internal control over financial reporting, there can be no guarantee that our internal control over financial reporting will be effective in accomplishing all control objectives all of the time. Deficiencies in our internal control over financial reporting, including any material weakness which may occur in the future, could result in misstatements of our results of operations, restatements of our financial statements, a decline in our stock price, or otherwise materially adversely affect our business, reputation, results of operations, financial condition or liquidity.
Charges for impairment of goodwill, long-lived assets, or finite lived intangible assets and declines in real estate valuations could adversely affect our financial condition and results of operations.
We regularly monitor the recoverability of our long-lived assets, such as buildings and improvements and machinery and equipment, and our finite lived intangible assets, such as customer relationships, and evaluate their carrying values for potential impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable or when the assets are held for sale. We evaluate goodwill on an annual basis to determine if impairment has occurred and evaluate the recoverability of long-lived assets and finite lived intangible assets whenever events or changes in circumstances indicate that impairment may have occurred or the value of such assets may not be fully recoverable. Examples of indicators of potential impairment of our long-lived assets and finite lived intangible assets may include material adverse changes in projected revenues or operating performance measures, a pattern of net losses, significant relevant negative industry trends, internal plans to dispose of an asset group, significant deterioration in the condition of the asset, and an identified impairment of related goodwill or other non-amortizable intangible assets. Examples of indicators of potential impairment of goodwill may include the financial performance of the reporting unit as compared to budget, macroeconomic conditions, labor and energy cost trends, growth in pricing of our capital raises, and other events and trends impacting fair values of our reporting units. If such reviews indicate that impairment has occurred, we are required to record a non-cash impairment charge for the difference between the carrying value and fair value of the asset or reporting unit in the period the determination is made. For the year ended December 31, 2024, we recorded a $35 million impairment of long-lived assets, primarily related to impairment of an entire warehouse in Kennewick, Washington due to a fire, and a $63 million impairment of finite lived intangible assets related to two customer relationship assets in the Global Integrated Solutions segment. The testing of long-lived assets and goodwill for impairment requires the use of estimates based on significant assumptions about our future revenue, profitability, cash flows, fair value of assets and liabilities, weighted average cost of capital, as well as other assumptions. Changes in these estimates, or changes in actual performance compared with these estimates, may affect the fair value of long-lived assets, which could result in an impairment charge.
Geopolitical conflicts, including the conflict between Russia and Ukraine and continued instability in the Middle East, including from the Houthi rebels in Yemen, may adversely affect our business and results of operations.
We have operations or activities in numerous countries and regions outside the United States, including throughout Europe and Asia-Pacific. As a result, our global operations are affected by economic, political and other conditions in the foreign countries in which we do business as well as U.S. laws regulating international trade. Specifically, although we neither have warehouses nor conduct business in Russia or Ukraine, the current conflict between Russia and Ukraine is creating substantial uncertainty about the future impact on the global economy. Countries across the globe have instituted sanctions and other penalties against Russia. The retaliatory measures that have been taken, and could be taken in the future, by the U.S., NATO, and other countries have created global security concerns that could result in broader European military and political conflicts and otherwise have a substantial impact on regional and global economies, any or all of which could adversely affect our business, particularly our European operations.
While the broader consequences are uncertain at this time, the continuation and/or escalation of the Russian and Ukraine conflict, along with any expansion of the conflict to surrounding areas, create a number of risks that could adversely impact our business and results of operations, including:
•increased inflation and significant volatility in commodity prices;
•disruptions to our global technology infrastructure, including through cyberattacks, ransom attacks or cyber-intrusion;
•adverse changes in international trade policies and relations;

•our ability to maintain or increase our prices, including freight in response to rising fuel costs;
•disruptions in global supply chains, specifically within the food supply chain and construction materials;
•increased exposure to foreign currency fluctuations; and
•constraints, volatility or disruption in the credit and capital markets.
To the extent the current conflict between Russia and Ukraine adversely affects our business, it may also have the effect of heightening many other risks disclosed in this Annual Report, any of which could materially and adversely affect our business and results of operations. We are continuing to monitor the situation in Ukraine and globally and assess its potential impact on our business.
Further, the Houthi movement, which controls parts of Yemen, has targeted and launched numerous attacks on commercial marine vessels in the Red Sea as the ships approach the Suez Canal, resulting in many shipping companies re-routing to avoid the region altogether. While the consequences of this conflict on our and our customers’ businesses are uncertain at this time, the continuation and/or escalation of the Suez Canal blockage creates a number of risks that could adversely impact our business and results of operations, including:
•worsening supply chain issues, including delays
•increased transportation costs; and
•decreased throughput as a result of longer shipping times.
General Risks Related to the Real Estate Industry
Our performance and value are subject to economic conditions affecting the real estate market generally, and temperature-controlled warehouses in particular, as well as the broader economy.
Our performance and value depend on the amount of revenues earned, as well as the expenses incurred, in connection with operating our warehouses. If our temperature-controlled warehouses do not generate revenues and operating cash flows sufficient to meet our operating expenses, including debt service and capital expenditures, we could be materially and adversely affected. In addition, there are significant expenditures associated with our real estate (such as real estate taxes, maintenance costs and debt service payments) that generally do not decline when circumstances reduce the revenues from our warehouses. Accordingly, our expenditures may stay constant, or increase, even if our revenues decline. The real estate market is affected by many factors that are beyond our control, and revenues from, and the value of, our properties may be materially and adversely affected by:
•changes in the national, international or local economic climate;
•availability, cost, and terms of financing;
•technological changes, such as expansion of e-commerce, reconfiguration of supply chains, automation, robotics or other technologies;
•the attractiveness of our properties to potential customers;
•inability to collect storage charges, rent, and other fees from customers;
•the ongoing need for, and significant expense of, capital improvements and addressing obsolescence in a timely manner, particularly in older structures;
•changes in supply of, or demand for, similar or competing properties in an area;
•customer retention and turnover;
•excess supply in the market area;
•availability of labor and transportation to service our sites;
•financial difficulties, defaults or bankruptcies by our customers;
•changes in operating costs and expenses and a general decrease in real estate property rental rates;

•changes in or increased costs of compliance with governmental rules, regulations and fiscal policies, including changes in tax, real estate, environmental and zoning laws, and our potential liability thereunder;
•our ability to provide adequate maintenance and insurance;
•changes in the cost or availability of insurance, including coverage for mold or asbestos;
•unanticipated changes in costs associated with known adverse environmental conditions, newly discovered environmental conditions and retained liabilities for such conditions;
•changes in interest rates or other changes in monetary policy;
•disruptions in the global supply-chain caused by political, regulatory or other factors such as terrorism, political instability and public health crises; and
•civil unrest, acts of war, terrorist attacks and natural disasters, including earthquakes and floods, which may result in uninsured and underinsured losses.
In addition, periods of economic slowdown or recession, rising interest rates or declining demand for real estate, or the public perception that any of these events may occur, could result in a general decrease in rates or an increased occurrence of defaults under existing contracts, which could materially and adversely affect us. For these and other reasons, we cannot assure you that we will be able to achieve our business objectives.
We could incur significant costs under environmental laws related to the presence and management of asbestos, anhydrous ammonia, and other chemicals and underground storage tanks.
Environmental laws in certain jurisdictions require that owners or operators of buildings containing asbestos properly manage asbestos, adequately inform or train those who may come into contact with asbestos and undertake special precautions, including removal or other abatement, in the event that asbestos is damaged, is decayed, poses a health risk or is disturbed during building renovation or demolition. These laws impose fines and penalties on building owners or operators who fail to comply with these requirements and may allow third parties to seek recovery from owners or operators for personal injury associated with exposure to asbestos and other toxic or hazardous substances. Some of our properties may contain asbestos or asbestos-containing building materials. Asbestos exposure can also cause damage to our customers’ goods stored with us.
Most of our warehouses utilize anhydrous ammonia as a refrigerant. Anhydrous ammonia is classified as a hazardous chemical regulated by the U.S. Environmental Protection Agency, or the EPA and similar international agencies. Releases of anhydrous ammonia occur at our warehouses from time to time, which we have historically identified and reported when required, and any number of unplanned events, including severe storms, fires, earthquakes, vandalism, equipment failure, operational errors, accidents, deliberate acts of team members or third parties, and terrorist acts could result in a significant release of anhydrous ammonia that could result in injuries, loss of life, property damage and a significant interruption at affected facilities. Anhydrous ammonia exposure can also cause damage to our customers’ goods stored with us.
Although our warehouses have risk management programs required by the Occupational Safety and Health Act of 1970, as amended, or OSHA, the EPA and other regulatory agencies in place in the jurisdictions in which we operate, we could incur significant liability in the event of an unanticipated release of anhydrous ammonia from one of our refrigeration systems. Releases could occur at locations or at times when trained personnel may not be available to respond quickly, increasing the risk of injury, loss of life or property damage. Some of our warehouses are not staffed 24 hours a day and, as a result, we may not respond to intentional or accidental events during closed hours as quickly as we could during open hours, which could exacerbate any injuries, loss of life or property damage. We also could incur liability in the event we fail to report such anhydrous ammonia releases in a timely fashion.
Environmental laws and regulations subject us and our customers to liability in connection with the storage, handling and use of anhydrous ammonia and other hazardous substances utilized in our operations. Our warehouses also may have under-floor heating systems, some of which utilize ethylene glycol, petroleum compounds, or other hazardous substances; releases from these systems could potentially contaminate soil and groundwater.
We could incur significant costs related to environmental conditions, liabilities, and regulations.
The properties we own or have owned in the past may subject us to known and unknown environmental liabilities. Under various federal, state and local laws and regulations related to the environment, as a current or former owner or operator of real property, we may be liable for costs and damages resulting from environmental matters, including the presence or discharge of hazardous or toxic substances, waste or petroleum products at, on, in, under or migrating from such property, including costs to investigate or clean up such contamination and liability for personal injury, property damage or harm to natural resources. We may face liability regardless of:
•our knowledge of the contamination;
•the timing of the contamination;
•the cause of the contamination; or
•the party responsible for the contamination of the property.
There may be environmental liabilities associated with our properties of which we are unaware. In addition, some of our properties have been operated for decades and have known or potential environmental impacts. We obtain Phase I environmental site assessments on nearly all properties we finance or acquire. The Phase I environmental site assessments are limited in scope and therefore may not reveal all environmental conditions affecting a property. Therefore, there could be undiscovered environmental liabilities on the properties we own. Many of our properties contain, or may in the past have contained, features that pose environmental risks including underground tanks for the storage of petroleum products and other hazardous substances as well as floor drains and wastewater collection and discharge systems, hazardous materials storage areas and septic systems. All of these features create a potential for the release of petroleum products or other hazardous substances. Some of our properties are adjacent to or near properties that have known environmental impacts or have in the past stored or handled petroleum products or other hazardous substances that could have resulted in environmental impacts to soils or groundwater that could affect our properties. If environmental contamination exists on our properties, we could be subject to strict, joint and/or several liability for the contamination by virtue of our ownership interest. Some of our properties may contain asbestos-containing materials (“ACM”). Environmental laws govern the presence, maintenance and removal of ACM and such laws may impose fines, penalties, or other obligations for failure to comply with these requirements or expose us to third-party liability (e.g., liability for personal injury associated with exposure to asbestos). Environmental laws also apply to other activities that can occur on a property, such as storage of petroleum products or other hazardous toxic substances, air emissions, water discharges and exposure to lead-based paint. Such laws may impose fines and penalties for violations, and may require permits or other governmental approvals to be obtained for the operation of a business involving such activities.
The known or potential presence of hazardous substances on a property may adversely affect our ability to sell, lease or improve the property or to borrow using the property as collateral. In addition, environmental laws may create liens on contaminated properties in favor of the government for damages and costs it incurs to address such contamination. Moreover, if contamination is discovered on our properties, environmental laws may impose restrictions on the manner in which they may be used or businesses may be operated, and these restrictions may require substantial expenditures.
Our environmental liabilities may include property and natural resources damage, personal injury, investigation and clean-up costs, among other potential environmental liabilities. These costs could be substantial. Although we may obtain insurance for environmental liability for certain properties that are deemed to warrant coverage, our insurance may be insufficient to address any particular environmental situation and we may be unable to continue to obtain insurance for environmental matters, at a reasonable cost or at all, in the future. If our environmental liability insurance is inadequate, we may become subject to material losses for environmental liabilities. Our ability to receive the benefits of any environmental liability insurance policy will depend on the financial stability of our insurance company and the position it takes with respect to our insurance policies. If we were to become subject to significant environmental liabilities, we could be materially and adversely affected.
Moreover, there can be no assurance that we will not incur material liabilities in connection with both known and undiscovered environmental conditions arising out of past activities on our properties or our properties will not be materially and adversely affected by the operations of customers, environmental impacts, operations on neighboring properties (such as releases from underground storage tanks), or by the actions of parties unrelated to us.
Additionally, our operations are subject to a wide range of environmental laws and regulations in each of the locations in which we operate, and compliance with these requirements involves expertise, significant capital and operating costs. Failure to comply with these environmental requirements can result in civil or criminal fines or sanctions, claims for environmental damages, remediation obligations, revocation of permits or restrictions on our operations. There can be no assurance that future laws, ordinances, or regulations will not impose new material environmental obligations or costs, including the potential effects of climate change or new climate change regulations, and future changes in environmental laws or in the interpretation of those laws, including stricter requirements affecting our operations, could result in increased capital and operating costs.
The cost of resolving environmental, property damage, or personal injury claims, of compliance with environmental regulatory requirements, of paying fines or meeting new or stricter environmental requirements, or of remediating contaminated properties could materially and adversely affect our business, financial condition, liquidity, results of operations and prospects, and, consequently, amounts available for distribution to our stockholders.
In the future, our customers may demand lower indirect emissions associated with the storage and transportation of frozen and perishable foods, which could lead customers to seek temperature-controlled storage from our competitors. Further, such demand could require us to implement various processes to reduce emissions from our operations in order to remain competitive, which could materially and adversely affect us.
Risks related to climate change could have a material adverse effect on our results of operations.
Climate change, including the impact of global warming, creates physical and financial risks. Physical risks from climate change include an increase in sea level and changes in weather conditions, such as an increase in storm intensity and severity of weather (e.g., floods, tornadoes or hurricanes) and extreme temperatures. For example, 86 of our warehouses are in zones subject to what we believe to be a moderate to high risk of flooding. The occurrence of sea level rise or one or more natural disasters, such as floods, tornadoes, hurricanes, tropical storms, wildfires and earthquakes (whether or not caused by climate change), could cause considerable damage to our warehouses, disrupt our operations and negatively affect our financial performance. Additional risks related to our business and operations as a result of climate change include physical and transition risks such as:
•higher energy costs as a result of extreme weather events, extreme temperatures or increased demand for limited resources;
•utility disruptions or outages due to demand or stress on electrical grids resulting from extreme weather events;
•limited availability of water and higher costs due to limited sources and droughts;
•higher materials cost due to limited availability and environmental impacts of extraction and processing of raw materials and production of finished goods;
•lost revenue or increased expense as a result of higher insurance costs, potential uninsured or under insured losses, diminished customer retention stemming from extreme weather events or resource availability constraints;
•reduced storage revenue due to crop damage or failure or to reduced protein production as a result of extreme weather events;
•decreased occupancy in certain regions as a result of global shifts in shipping routes to account for droughts, such as the ongoing drought in Panama, and extreme weather events;
•delays during transit of customers’ products resulting from natural disasters or extreme weather events; and
•spoiled, damaged or destroyed customer inventory as a result of natural disasters or other serious disruptions caused by fire, earthquakes.
In addition, risks associated with new or more stringent laws or regulations or stricter interpretations of existing laws could directly or indirectly affect our customers and could adversely affect our business, financial condition, results of operations and cash flows. For example, various federal, state and regional laws and regulations have been implemented or are under consideration to mitigate the effects of climate change caused by greenhouse gas emissions. Among other things, “green” building codes may seek to reduce emissions through the imposition of standards for design, construction materials, water and energy usage and efficiency, and waste management. Such codes could require us to make improvements to our properties, increase the cost of maintaining, operating or improving our warehouses, or increase taxes and fees assessed on us.
Climate change regulations could also adversely impact companies with which we do business, which in turn may adversely impact our business, financial condition, results or operations or cash flows. In the future, our customers may demand lower indirect emissions associated with the storage and transportation of frozen and perishable food, which could make our facilities less competitive. Further, such demand could require us to implement various processes to reduce emissions from our operations in order to remain competitive, which could materially and adversely affect us.

Our insurance coverage may be insufficient to cover potential environmental liabilities.
We maintain a portfolio environmental insurance policy that provides coverage for sudden and accidental environmental liabilities, subject to the policy’s coverage conditions, deductibles and limits, for most of our properties. There can be no assurance that future environmental claims will be covered under these policies or that, if covered, the loss will not exceed policy limits. From time to time, we may acquire properties, or interests in properties, with known adverse environmental conditions where we believe that the environmental liabilities associated with these conditions are quantifiable and that the acquisition will yield an attractive risk-adjusted return. In such an instance, we factor the estimated costs of environmental investigation, cleanup and monitoring into the net cost. Further, in connection with property dispositions, we may agree to remain responsible for, and to bear the cost of, remediating or monitoring certain environmental conditions on the properties. A failure to accurately estimate these costs, or uninsured environmental liabilities, could materially and adversely affect us.
Our properties may contain or develop harmful molds or have other air quality issues, which could lead to financial liability for adverse health effects to our employees or third parties, and costs of remediating the problem.
Our properties may contain or develop harmful molds or suffer from other air quality issues, which could lead to liability for adverse health effects and costs of remediating the problem. When excessive moisture accumulates in buildings or on building materials, mold growth may occur, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Some molds produce airborne toxins or irritants. Indoor air quality issues can also stem from inadequate ventilation, poor equipment maintenance, chemical contamination from indoor or outdoor sources and other biological contaminants, such as pollen, viruses and bacteria. Indoor exposure to airborne toxins or irritants present above certain levels can cause a variety of adverse health effects and symptoms, including allergic or other reactions. As a result, the presence of significant mold or other airborne contaminants at any of our properties could require us to undertake a costly remediation program to contain or remove the mold or other airborne contaminants from the affected property, to reduce indoor moisture levels, or to upgrade ventilation systems to improve indoor air quality. In addition, the presence of significant mold or other airborne contaminants could expose us to liability from our team members, our customers, associates of our customers and others if property damage or health concerns arise.
Illiquidity of real estate investments, particularly our specialized temperature-controlled warehouses, could significantly impede our ability to respond to adverse changes in the performance of our business and properties.
Real estate investments are relatively illiquid, and given that our properties are highly specialized temperature-controlled warehouses, including built-in automation, our properties may be more illiquid than other real estate investments. This illiquidity is driven by a number of factors, including the specialized and often customer-specific design of our warehouses, the relatively small number of potential purchasers of temperature-controlled warehouses, the difficulty and expense of repurposing our warehouses and the location of some of our warehouses in secondary or tertiary markets. As a result, we may be unable to complete an exit strategy or quickly sell properties in our portfolio in response to adverse changes in the performance of our properties or in our business generally. We cannot predict whether we will be able to sell any property for the price or on the terms set by us or whether any price or other terms offered by a prospective buyer would be acceptable to us. We also cannot predict the length of time it would take to complete the sale of any such property. Such sales might also require us to expend funds to mitigate or correct defects to the property or make changes or improvements to the property prior to its sale. The ability to sell assets in our portfolio may also be restricted by certain covenants in our credit agreements. Code requirements related to our status as a REIT may also limit our ability to vary our portfolio promptly in response to changes in economic or other conditions.
We could experience uninsured or under-insured losses related to our global warehousing business, including our real property, as well as our integrated solutions business.
We carry insurance for the risks arising out of our business and operations, including coverage on all of our properties in an amount that we believe adequately covers any potential casualty losses. However, there are certain losses, including losses from floods, earthquakes, acts of war or riots, that we are not generally insured against or that we are not generally fully insured against because it is not deemed economically feasible or prudent to do so. In addition, changes in the cost or availability of insurance could expose us to uninsured casualty losses. In the event that any of our properties incurs a casualty loss that is not covered by insurance (in part or at all), the value of our assets will be reduced by the amount of any such uninsured loss, and we could experience a significant loss of capital invested and potential revenues in these properties. Any such losses could materially and adversely affect us. In addition, we may have no source of funding to repair or reconstruct the damaged property, and we cannot assure you that any such sources of funding will be available to us for such purposes in the future on favorable terms or at all.
In the event of a fire, flood or other occurrence involving the loss of or damage to stored products held by us but belonging to others, we may be liable for such loss or damage. In April 2024, we experienced a fire at a warehouse, which represented 0.5% of our global warehousing segment revenue for the year ended December 31, 2023, that resulted in a complete loss of the warehouse. Although we have an insurance program in effect, there can be no assurance that such potential liability will not exceed the applicable coverage limits under our insurance policies. In addition, the business interruption insurance we carry may not be sufficient to compensate us fully for losses or damages that may occur because of such events. A number of our properties are located in areas that are known to be subject to earthquake activity, such as California, Washington, Oregon and New Zealand, or in flood zones, such as 86 facilities in zones subject to what we believe to be a moderate to high risk of flooding, in each case exposing them to increased risk of casualty.
If we or one or more of our customers experiences a loss for which we are liable and that loss is uninsured or exceeds policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged.
We are self-insured for workers’ compensation and health insurance under a large deductible program, meaning that we have accrued liabilities in amounts that we consider appropriate to cover losses in these areas. In addition, we maintain excess loss coverage to insure against losses in excess of the reserves that we have established for these claims in amounts that we consider appropriate. However, in the event that our loss experience exceeds our reserves and the limits of our excess loss policies, we could be materially and adversely affected.
Costs of complying with governmental laws and regulations could adversely affect us and our customers.
Our business is highly regulated at the federal, state and local level, as well as regulation outside of the United States in the jurisdictions in which we operate our business. The food industry in all jurisdictions in which we operate is subject to numerous government standards and regulations. While we believe that we are currently in compliance with all applicable government standards and regulations, there can be no assurance that all of our warehouses or our customers’ operations are currently in compliance with, or will be able to comply in the future with, all applicable standards and regulations or that the costs of compliance will not increase in the future.
All real property and the operations conducted on real property are subject to governmental laws and regulations related to environmental protection and human health and safety. For example, our U.S. warehouses are subject to regulation and inspection by the U.S. Food and Drug Administration and the U.S. Department of Agriculture and our domestic trucking operations are subject to regulation by the U.S. Department of Transportation and the U.S. Federal Highway Administration. In addition, our international facilities are subject to many local laws and regulations which govern a wide range of matters, including food safety, building, environmental, health and safety, hazardous substances, waste minimization, as well as specific requirements for the storage of meats, dairy products, fish, poultry, agricultural and other products. To the extent we fail to comply with existing food safety regulations or contractual obligations, or are required to comply with new regulations or obligations in the future, it could adversely affect our business, financial condition, liquidity, results of operations and prospects, as well as the amount of funds available for distribution to our stockholders. Any products destined for export must also satisfy applicable export requirements. We are required to comply with applicable economic and trade sanctions and export controls imposed by governments around the world with jurisdiction over the operations of our business. These measures can prohibit or restrict transactions and dealings with certain countries, territories, governments and persons. The failure to comply with such applicable laws and regulations could result in civil or criminal penalties, other remedial measures, and legal expenses, which could have a material and adverse effect on us. Our ability to operate and to satisfy our contractual obligations may be affected by permitting and compliance obligations arising under such laws and regulations. Some of these laws and regulations could increase our operating costs, result in fines or impose joint and several liability on customers, owners or operators for the costs to investigate or remediate contamination, regardless of fault or whether the acts causing the contamination were legal.
Some of these laws and regulations have been amended so as to require compliance with new or more stringent standards in the future. Compliance with new or more stringent laws or regulations or stricter interpretation of existing laws may require that we or our customers incur material expenditures. In addition, there are various governmental, environmental, fire, health, safety and similar regulations with which we and our customers may be required to comply and which may subject us and our customers to liability in the form of fines or damages for noncompliance. Any material expenditures, fines or damages imposed on our customers or us could directly or indirectly have a material adverse effect on us. In addition, changes in these governmental laws and regulations, or their interpretation by agencies and courts, could occur.
The Americans with Disabilities Act of 1990, as amended, or the ADA, generally requires that public buildings, including portions of our warehouses, be made accessible to disabled persons. Noncompliance could result in the imposition of fines by the federal government or the award of damages to private litigants. If, under the ADA, we are required to make substantial alterations and capital expenditures in one or more of our warehouses, including the removal of access barriers, it could materially and adversely affect us.
Our U.S. properties are subject to regulation under OSHA, which requires employers to protect team members against many workplace hazards, such as exposure to harmful levels of toxic chemicals, excessive noise levels, mechanical dangers, heat or cold stress and unsanitary conditions. The cost of complying with OSHA and similar laws enacted by other jurisdictions in which we operate is substantial and any failure to comply with these regulations could expose us to penalties and potentially to liabilities to team members who may be injured at our warehouses, any of which could be material. Furthermore, any fines or violations that we face under OSHA could expose us to reputational risk.
We are currently invested in various joint ventures and may invest in additional joint ventures in the future and face risks stemming from our partial ownership interests in such properties, which could materially and adversely affect the value of any such joint venture investments.
Our current and future joint-venture investments involve risks not present in investments in which a third party is not involved, including the possibility that:
•we and a co-venturer or partner may reach an impasse on a major decision that requires the approval of both parties;
•we may not have exclusive control over the development, financing, management and other aspects of the property or joint venture, which may prevent us from taking actions that are in our best interest but opposed by a co-venturer or partner;
•a co-venturer or partner may at any time have economic or business interests or goals that are or may become inconsistent with ours;
•a co-venturer or partner may encounter liquidity or insolvency issues or may become bankrupt, which may mean that we and any other remaining co-venturers or partners generally would remain liable for the joint venture’s liabilities;
•a co-venturer or partner may be in a position to take action contrary to our instructions, requests, policies or investment objectives, including our current policy with respect to maintaining our qualification as a REIT under the Code;
•a co-venturer or partner may take actions that subject us to liabilities in excess of, or other than, those contemplated;
•in certain circumstances, we may be liable for actions of our co-venturer or partner;
•our joint venture agreements may restrict the transfer of a co-venturer’s or partner’s interest or otherwise restrict our ability to sell the interest when we desire or on advantageous terms;
•our joint venture agreements may contain buy-sell provisions pursuant to which one co-venturer or partner may initiate procedures requiring the other co-venturer or partner to choose between buying the other co-venturer’s or partner’s interest or selling its interest to that co-venturer or partner;
•if a joint venture agreement is terminated or dissolved, we may not continue to own or operate the interests or investments underlying the joint venture relationship or may need to purchase such interests or investments at a premium to the market price to continue ownership; or
•disputes between us and a co-venturer or partner may result in litigation or arbitration that could increase our expenses and prevent our management from focusing their time and attention on our business.
Any of the above could materially and adversely affect the value of our current joint venture investment or any future joint venture investments and potentially have a material adverse effect on us.

Risks Related to Our Indebtedness
We have significant indebtedness outstanding, which may expose us to the risk of default under our debt obligations.
As of December 31, 2024, we had $5.0 billion of total consolidated indebtedness outstanding, of which $0.5 billion was secured, and borrowing capacity under our Revolving Credit Facility of $1.7 billion (net of outstanding standby letters of credit in the amount of $66 million, which reduce availability). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Outstanding Indebtedness.” We expect to meet our repayment requirements primarily through financing activity or net cash from operating activities. Our organizational documents contain no limitations regarding the maximum level of indebtedness that we may incur or keep outstanding. Payments of principal and interest on borrowings may leave us with insufficient cash resources to meet our cash needs or make the distributions to our common stockholders currently contemplated or necessary to maintain our status as a REIT. Our level of debt and the limitations imposed on us by our debt agreements could have significant adverse consequences, including the following:
•our cash flow may be insufficient to meet our required principal and interest payments;
•cash interest expense and financial covenants related to our indebtedness may limit or eliminate our ability to make distributions to our common stockholders;
•we may be unable to borrow additional funds as needed or on favorable terms, which could, among other things, adversely affect our ability to capitalize upon investment opportunities or meet operational needs;
•we may be unable to refinance our indebtedness at maturity or the refinancing terms may be less favorable than the terms of our original indebtedness;
•because a portion of our debt bears interest at variable rates, increases in interest rates could increase our interest expense;
•we may be unable to hedge floating rate debt, counterparties may fail to honor their obligations under any hedge agreements we enter into, such agreements may not effectively hedge interest rate fluctuation risk, and, upon the expiration of any hedge agreements we enter into, we would be exposed to then-existing market rates of interest and future interest rate volatility;
•we may be forced to dispose of properties, possibly on unfavorable terms or in violation of certain covenants to which we may be subject;
•we may default on our obligations and the lenders or mortgagees may foreclose on our properties or our interests in the entities that own the properties that secure their loans and receive an assignment of rents and leases;
•we may be restricted from accessing some of our excess cash flow after debt service if certain of our customers fail to meet certain financial performance metric thresholds;
•we may violate restrictive covenants in our loan documents, which would entitle the lenders to accelerate our debt obligations; and
•our default under any loan with cross default provisions could result in a default on other indebtedness.
The occurrence of any of these events could materially and adversely affect us. Furthermore, foreclosures could create taxable income without accompanying cash proceeds, which could hinder our ability to meet the REIT distribution requirements imposed by the Code.
Increases in interest rates could increase the amount of our debt payments.
As of December 31, 2024, we had $2.9 billion of our outstanding consolidated indebtedness that is variable-rate debt, and we may continue to incur variable-rate debt in the future. We have entered into interest rate swaps to convert $1.0 billion of this indebtedness to fixed-rate. As of December 31, 2024, we have entered into approximately $1.5 billion of interest rate caps to protect the majority of remaining variable debt against increases in interest rates.
Increases in interest rates may raise our interest costs under any variable-rate debt that is not effectively converted to fixed-rate debt and increase our overall cost of capital, which could materially and adversely affect us, reduce our cash flows and funds from operations, and reduce our ability to use the capital that is being paid in interest in other ways, including to make distributions to our stockholders. Increases in interest rates would also increase our interest expense on future fixed rate borrowings and have the same collateral effects described above. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments in properties at times which may not permit realization of the maximum return on such investments. Interest rate increases may also increase the risk that the counterparties to our swap contracts will default on their obligations, which could further increase our exposure to interest rate increases. Conversely, if interest rates are lower than our swapped fixed rates, we will be required to pay more to service our debt than if we had not entered into the interest rate swaps.
Market conditions could adversely affect our ability to refinance existing indebtedness or obtain additional financing for growth on acceptable terms or at all, which could materially and adversely affect us.
Credit markets have experienced over the past several years, and may continue to experience, significant price volatility, displacement and liquidity disruptions, including the bankruptcy, insolvency or restructuring of certain financial institutions. Such circumstances could materially impact liquidity in the financial markets, making financing terms for borrowers less attractive, and potentially result in the unavailability of various types of debt financing. As a result, we may be unable to obtain debt financing on favorable terms or at all or fully refinance maturing indebtedness with new indebtedness. Reductions in our available borrowing capacity or inability to obtain credit when required or when business conditions warrant could materially and adversely affect us.
Our existing indebtedness contains, and any future indebtedness is likely to contain, covenants that restrict our ability to engage in certain activities.
The agreements governing our borrowings contain or are likely to contain financial and other covenants with which we are or will be required to comply and that limit or are likely to limit our ability to operate our business. These covenants, as well as any additional covenants to which we may be subject in the future because of additional borrowings, could cause us to have to forego investment opportunities, reduce or eliminate distributions to our common stockholders or obtain financing that is more expensive than financing we could obtain if we were not subject to the covenants. In addition, the agreements governing our borrowing may have cross default provisions, which provide that a default under one of our debt financing agreements would lead to a default on all of our debt financing agreements.
The covenants and other restrictions under our debt agreements may affect, among other things, our ability to:
•incur indebtedness;
•create liens on assets;
•cause our subsidiaries to distribute cash to us to fund distributions to stockholders or to otherwise use in our business;
•sell or substitute assets;
•modify certain terms of our leases;
•manage our cash flows; and
•make distributions to equity holders, including our common stockholders.
Additionally, these restrictions may adversely affect our operating and financial flexibility and may limit our ability to respond to changes in our business or competitive environment, all of which may materially and adversely affect us.
Secured indebtedness exposes us to the possibility of foreclosure, which could result in the loss of our investment in certain of our subsidiaries or in a property or group of properties or other assets subject to indebtedness and limits our ability to raise future capital.
We have granted certain of our lenders security interests in certain of our assets, including equity interests in certain of our real property. Incurring secured indebtedness, including mortgage indebtedness, increases our risk of asset and property losses because defaults on indebtedness secured by our assets, including certain of our real property, may result in foreclosure actions initiated by lenders and ultimately our loss of the property or other assets securing any loans for which we are in default. Any foreclosure on a mortgaged property or group of properties could have a material adverse effect on the overall value of our portfolio of properties and more generally on us. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the indebtedness secured by the mortgage. If the outstanding balance of the indebtedness secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds, which could materially and adversely affect us, including hindering our ability to meet the REIT distribution requirements imposed by the Code. As a result, our substantial secured indebtedness could have a material adverse effect on us.
Risks Related to Our Organizational Structure
Our Co-Executive Chairmen have substantial influence over our business, and our Co-Executive Chairmen’s interests, and the interests of certain members of our management, differ from our interests and those of our other stockholders in certain respects.
As of December 31, 2024, BG Capital, through its affiliates, including BGLH, beneficially owned approximately 69% of our outstanding shares of common stock, and because of voting and dispositive control, are deemed to beneficially own 100% of our outstanding Legacy OP Units and OPEUs, resulting in total deemed beneficial ownership of shares of common stock of approximately 72%. Our Co-Executive Chairmen, as managing members of BG Capital, are deemed to beneficially own all of the securities beneficially owned by BG Capital, including the securities beneficially owned by BGLH. As a result, BG Capital and its affiliates, including BGLH, and our Co-Executive Chairmen have significant influence in the election of our directors, who in turn will elect our executive officers, set our management policies and exercise overall supervision and control over us and our subsidiaries. Certain potential transactions will affect Bay Grove, BGLH and/or our Co-Executive Chairmen differently than other stockholders and it is possible that Bay Grove, BGLH and/or our Co-Executive Chairmen will have different interests than those other stockholders with respect to such transactions.
The interests of Bay Grove, BGLH, and our Co-Executive Chairmen, as well as the interests of other investors in BGLH, differ from the interests of our other stockholders in certain respects, and their significant stockholdings and rights described above may limit other stockholders’ ability to influence corporate matters. In this regard, sales or other dispositions of our properties may have adverse tax implications for Bay Grove, its affiliates and/or investors in BGLH. In addition, certain additional members of our management have certain equity interests in BGLH, that cause Bay Grove and BGLH to have interests that differ from our other stockholders. The concentration of ownership and voting power of Bay Grove, BGLH, and our Co-Executive Chairmen may also delay, defer, or even prevent an acquisition by a third party or other change of control of our company and may make some transactions more difficult or impossible without their support, even if such events are in the best interests of our other stockholders. This concentration of voting power may have an adverse effect on the market price of our common stock. As a result of Bay Grove’s, BGLH’s, and our Co-Executive Chairmen’s influence, we may take actions that our other stockholders do not view as beneficial, which may adversely affect our results of operations and financial condition and cause the value of your investment in us to decline.
Investors in BGLH engage in a broad spectrum of activities, including investments in real estate. In the ordinary course of their business activities, investors in BGLH may engage in activities where their interests conflict with our interests or those of our stockholders. Our charter provides that, if any director of our company who is also an officer, employee or agent of BentallGreenOak, D1 Capital, Oxford Properties Group, OMERS Administration Corporation or Stonepeak or any of their respective affiliates acquires knowledge of a potential business opportunity, we renounce any potential interest or expectation in, or right to be offered to participate in, such business opportunity unless it is a retained opportunity (as defined in our charter). Investors in BGLH also may pursue acquisition opportunities that may be complementary to or competitive with our business without our consent and, as a result, those acquisition opportunities may not be available to us.
Our rights and the rights of our stockholders to take action against our directors and officers are limited.
Maryland law provides that a director has no liability in the capacity as a director if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. As permitted by the Maryland General Corporation Law (the “MGCL”), our charter limits the liability of our directors and officers to us and our stockholders for money damages, except for liability resulting from the following:
•actual receipt of an improper benefit or profit in money, property or services; or
•a final judgment based upon a finding of active and deliberate dishonesty by the director or officer that was material to the cause of action adjudicated.

In addition, our charter requires us to indemnify our directors and officers for actions taken by them in those capacities and to pay or reimburse their reasonable expenses in advance of final disposition of a proceeding to the maximum extent permitted by Maryland law, and we have entered into indemnification agreements with our directors and executive officers. As a result, we and our stockholders may have more limited rights against our directors and officers than might otherwise exist under common law. Accordingly, in the event that any of our directors or officers are exculpated from, or indemnified against, liability but whose actions impede our performance, our stockholders’ ability to recover damages from that director or officer will be limited.
Our charter and bylaws contain provisions that may delay, defer, or prevent an acquisition of our common stock or a change in control.
Our charter and bylaws contain a number of provisions, the exercise or existence of which could delay, defer or prevent a transaction or a change in control that might involve a premium price for our stockholders or otherwise be in their best interests, including the following:
•Our Charter Contains Restrictions on the Ownership and Transfer of Our Stock. In order for us to qualify as a REIT, no more than 50% of the value of outstanding shares of our stock may be owned, beneficially or constructively, by five or fewer individuals at any time during the last half of each taxable year other than the first year for which we elect to be taxed as a REIT. Subject to certain exceptions, our charter prohibits any stockholder from owning beneficially or constructively more than 9.8% in value or in number of shares, whichever is more restrictive, of the outstanding shares of our common stock, or 9.8% in value of the aggregate of the outstanding shares of all classes or series of our stock. We refer to these restrictions collectively as the “ownership limits.” The constructive ownership rules under the Code are complex and may cause the outstanding stock owned by a group of related individuals or entities to be deemed to be constructively owned by one individual or entity. As a result, the acquisition of less than 9.8% of our outstanding shares of common stock or the outstanding shares of all classes or series of our stock by an individual or entity could cause that individual or entity or another individual or entity to own constructively in excess of the relevant ownership limits. Our charter also prohibits any person from owning shares of our stock that could result in our being “closely held” under Section 856(h) of the Code, otherwise cause us to fail to qualify as a REIT or cause us not to qualify as a domestically controlled qualified investment entity until the third anniversary of our IPO or such other date that our board of directors determines that it is no longer in our best interests to attempt to, or continue to, qualify as a domestically controlled qualified investment entity (the “Foreign Ownership Limitation Period”). Any attempt to own or transfer shares of our stock in violation of these restrictions may result in the shares being automatically transferred to a charitable trust or may be void. These ownership limits may prevent a third-party from acquiring control of us if our board of directors does not grant an exemption from the ownership limits, even if our stockholders believe the change in control is in their best interests.
•Our Board of Directors Has the Power to Cause Us to Issue Additional Shares of Our Stock Without Stockholder Approval. Our charter authorizes us to issue additional authorized but unissued shares of common or preferred stock. In addition, our board of directors may, without stockholder approval, amend our charter to increase or decrease the aggregate number of our shares of common stock or the number of shares of stock of any class or series that we have authority to issue and classify or reclassify any unissued shares of common or preferred stock and set the preferences, rights and other terms of the classified or reclassified shares. As a result, our board of directors may establish a class or series of shares of common or preferred stock that could delay or prevent a transaction or a change in control that might involve payment of a premium price for our shares of common stock or that stockholders may otherwise consider to be in their best interests.
Certain provisions of Maryland law may limit the ability of a third-party to acquire control of us.
Certain provisions of the MGCL may have the effect of inhibiting a third-party from acquiring us or of impeding a change of control under circumstances that otherwise could provide our common stockholders with the opportunity to realize a premium over the then-prevailing market price of such shares, including:
•“business combination” provisions that, subject to limitations, prohibit certain business combinations between an “interested stockholder” (defined generally as any person who beneficially owns, directly or indirectly, 10% or more of the voting power of our outstanding shares of voting stock or an affiliate or associate of the corporation who, at any time within the two-year period immediately prior to the date in question, was the beneficial owner, directly or indirectly, of 10% or more of the voting power of the then outstanding stock of the corporation) or an affiliate of any interested stockholder and us for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter imposes two super-majority stockholder voting requirements on these combinations; and
•“control share” provisions that provide that holders of “control shares” of our company (defined as voting shares of stock that, if aggregated with all other shares of stock owned or controlled by the acquirer, would entitle the acquirer to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of issued and outstanding “control shares”) have no voting rights except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all of the votes entitled to be cast on the matter, excluding all interested shares.
Pursuant to the Maryland Business Combination Act, our board of directors has by resolution exempted from the provisions of the Maryland Business Combination Act business combinations between us and any other person, provided that the business combination is first approved by our board of directors (including a majority of our directors who are not affiliates or associates of such person). Our bylaws contain a provision exempting from the Maryland Control Share Acquisition Act any and all acquisitions by any person of shares of our stock. There can be no assurance that these exemptions or resolutions will not be amended or eliminated at any time in the future.
Additionally, Title 3, Subtitle 8 of the MGCL permits our board of directors, without stockholder approval and regardless of what is currently provided in our charter or bylaws, to implement certain corporate governance provisions, some of which we do not have. In accordance with the MGCL, our charter provides that, without the affirmative vote of a majority of the votes cast on the matter by our stockholders entitled to vote generally in the election of directors, we may not elect to be subject to the provision of Subtitle 8 that permits our board of directors to classify itself.
Termination of the employment of certain members of our senior management team could be costly and prevent a change in control of our company.
The employment, severance and equity award arrangements with certain members of our senior management team provide that if their employment with us terminates under certain circumstances (including in connection with a change in control of our company), we may be required to provide them significant amounts of severance compensation and benefits, thereby making it costly to terminate their employment. Furthermore, these provisions could delay or prevent a transaction or a change in control of our company that might involve a premium paid for shares of our common stock or otherwise be in the best interests of our stockholders.
Our board of directors may change our investment and financing policies without stockholder approval, and we may become more highly leveraged, which may increase our risk of default under our debt obligations.
Our investment and financing policies are exclusively determined by our board of directors. Accordingly, our stockholders do not control these policies. Further, our organizational documents do not limit the amount or percentage of indebtedness, funded or otherwise, that we may incur. Although we are not required to maintain a particular leverage ratio, we generally intend to target a level of net debt (which includes recourse and non-recourse borrowings and any outstanding preferred stock issuance less unrestricted cash and cash equivalents) that, over time, is less than six times our Adjusted EBITDA. However, from time to time, our ratio of net debt to our Adjusted EBITDA may exceed six times. Our board of directors may alter or eliminate our current policy on borrowing at any time without stockholder approval. If this policy changed, we could become more highly leveraged, which could result in an increase in our debt service. Higher leverage also increases the risk of default on our obligations. In addition, a change in our investment policies, including the manner in which we allocate our resources across our portfolio or the types of assets in which we seek to invest, may increase our exposure to interest rate risk, real estate market fluctuations and liquidity risk. Changes to our policies with regards to the foregoing could materially and adversely affect us. We plan to notify stockholders of any material change to our investment and financing policies by disclosing such changes in documents furnished to the SEC, posted on our website or filed with the SEC, such as a current report on Form 8-K and/or a periodic report on Form 10-Q or Form 10-K, as appropriate, to the extent required by applicable laws, rules and regulations.
We are a holding company with no direct operations and rely on funds received from our operating partnership to pay liabilities and distributions to our stockholders.
We are a holding company and conduct substantially all of our operations through our operating partnership. We do not have, apart from an interest in our operating partnership, any independent operations. As a result, we rely on distributions from our operating partnership to pay any distributions we might declare on shares of our common stock. We also rely on distributions from our operating partnership to meet any of our obligations, including any tax liability on taxable income allocated to us from our operating partnership. In addition, because we are a holding company, your claims as stockholders are structurally subordinated to all existing and future liabilities and obligations (whether or not for borrowed money) of our operating partnership and its subsidiaries. Therefore, in the event of our bankruptcy, liquidation or reorganization, our assets and those of our operating partnership and its subsidiaries will be able to satisfy the claims of our stockholders only after all of our and our operating partnership’s and its subsidiaries’ liabilities and obligations have been paid in full.
In connection with our future acquisition of properties or otherwise, we may issue units of our operating partnership to third parties. Such issuances would reduce our ownership in our operating partnership. Because you will not directly own units of our operating partnership, you will not have any voting rights with respect to any such issuances or other partnership level activities of our operating partnership.
Conflicts of interest exist or could arise in the future with our operating partnership or its partners.
Conflicts of interest exist or could arise in the future as a result of the relationships between us and our affiliates, on the one hand, and our operating partnership or any partner thereof, on the other. Our directors and officers have duties to our company under applicable Maryland law in connection with their direction of the management of our company. At the same time, we, as general partner of our operating partnership, have duties to our operating partnership and to the limited partners under Maryland law in connection with the management of our operating partnership. Under Maryland law, the general partner of a Maryland limited partnership has fiduciary duties of care and loyalty, and an obligation of good faith, to the partnership and its partners. While these duties and obligations cannot be eliminated entirely in the partnership agreement, Maryland law permits the parties to a partnership agreement to specify certain types or categories of activities that do not violate the general partner’s duty of loyalty and to modify the duty of care and obligation of good faith, so long as such modifications are not unreasonable. These duties as general partner of our operating partnership to the partnership and its partners may come into conflict with the interests of our company. Under the partnership agreement of our operating partnership, the limited partners of our operating partnership expressly agree that the general partner of our operating partnership is acting for the benefit of the operating partnership, the limited partners of our operating partnership and our stockholders, collectively. The general partner is under no obligation to give priority to the separate interests of the limited partners in deciding whether to cause our operating partnership to take or decline to take any actions. If there is a conflict between the interests of us or our stockholders, on the one hand, and the interests of the limited partners of our operating partnership, on the other, the partnership agreement of our operating partnership provides that any action or failure to act by the general partner that gives priority to the separate interests of us or our stockholders that does not result in a violation of the contractual rights of the limited partners of our operating partnership under the partnership agreement will not violate the duties that the general partner owes to our operating partnership and its partners.
Additionally, the partnership agreement of our operating partnership expressly limits our liability by providing that we and our directors, officers, agents and employees are not liable or accountable to our operating partnership or its partners for money damages. In addition, our operating partnership is required to indemnify us, as general partner, our directors, officers and employees, employees of our operating partnership and any other persons whom we, as general partner, may designate from and against any and all claims arising from operations of our operating partnership in which any indemnitee may be involved, or is threatened to be involved, as a party or otherwise unless it is established by a final judgment that the act or omission of the indemnitee constituted fraud, intentional harm or gross negligence on the part of the indemnitee, the claim is brought by the indemnitee (other than to enforce the indemnitee’s rights to indemnification or advance of expenses) or the indemnitee is found to be liable to our operating partnership, and then only with respect to each such claim.
No reported decision of a Maryland appellate court has interpreted provisions that are similar to the provisions of the partnership agreement of our operating partnership that modify the fiduciary duties of the general partner of our operating partnership, and we have not obtained an opinion of counsel regarding the enforceability of the provisions of the partnership agreement that purport to waive or modify the fiduciary duties and obligations of the general partner of our operating partnership.
In addition, the stockholders agreement provides that we, on our own behalf and in our capacity as general partner of the operating partnership, must use commercially reasonable efforts to (i) structure certain significant exit transactions (including mergers, consolidations and sales of substantially all of our assets or the assets of our operating partnership and its subsidiaries) in a manner that is tax-deferred to Messrs. Marchetti and Forste, their respective estate planning vehicles, family members and controlled affiliates, does not cause such parties to recognize gain for federal income tax purposes, and provides for substantially similar tax protections after such transactions, and (ii) cause our operating partnership or its subsidiaries to continuously maintain sufficient levels of indebtedness that are allocable for federal income tax purposes to Messrs. Marchetti and Forste and their respective personal holding entities to prevent them from recognizing gain as a result of any negative tax capital account or insufficient debt allocation, provided that such amount of debt shall not be required to exceed the amount allocable to the parties immediately following our IPO, subject to certain exceptions. In connection with the obligation to maintain sufficient liability allocations, if we or our operating partnership believes insufficient liabilities may be allocated to Messrs. Marchetti and Forste and their respective personal holding entities, we shall, and shall cause our subsidiaries to, provide Messrs. Marchetti and Forste, their respective estate planning vehicles, family members and controlled affiliates with an opportunity to guarantee indebtedness. These rights granted to Messrs. Marchetti and Forste, their respective estate planning vehicles, family members and controlled affiliates will last with respect to each as long as such person (or his estate planning vehicles, family members and controlled affiliates) has not disposed of more than 60% of his interest in us or obtained a fair market value adjusted tax basis as a result of the death of Messrs. Marchetti or Forste, respectively. These requirements could limit our ability to allocate debt to other members of our operating partnership or structure certain transactions in a way that may otherwise be favorable to us and/or our stockholders.
Our bylaws designate any state court of competent jurisdiction in Maryland and the United States District Court located in Maryland, as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders and provide that claims related to causes of action under the Securities Act may only be brought in federal district courts, which could limit our stockholders’ ability to bring a claim in a judicial forum that the stockholders believe is a more favorable judicial forum for disputes with us or our directors, officers or other employees.
Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, any state court of competent jurisdiction in Maryland, or, if such state courts do not have jurisdiction, the United States District Court located within the State of Maryland will, to the fullest extent permitted by law, be the sole and exclusive forum for (a) any derivative action or proceeding brought on our behalf, (b) any Internal Corporate Claim, as such term is defined in the MGCL, including, without limitation, (i) any action asserting a claim based on an alleged breach of any duty owed by any of our directors, officers or other employees to us or to our stockholders or (ii) any action asserting a claim against us or any of our directors, officers or other employees arising pursuant to any provision of the MGCL or our charter or bylaws, or (c) any other action asserting a claim that is governed by the internal affairs doctrine. These choice of forum provisions will not apply to suits brought to enforce a duty or liability created by the Securities Act, the Exchange Act, or any other claim for which federal courts have exclusive jurisdiction. Furthermore, our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall, to the fullest extent permitted by law, be the sole and exclusive forum for the resolution of any claim arising under the Securities Act. This provision may limit a stockholder’s ability to bring a claim in a judicial forum that the stockholder believes is more favorable for disputes against us or our directors, officers or employees, which may discourage such lawsuits against us and our directors, officers and other employees.
Risks Related to Ownership of Shares of Our Common Stock
The market price and trading volume of shares of our common stock may be volatile.
The market price of shares of our common stock may fluctuate. In addition, the trading volume in shares of our common stock may fluctuate and cause significant price variations to occur. If the market price of shares of our common stock declines significantly, our common stockholders may experience a decrease in the value of their shares. We cannot assure you that the market price of shares of our common stock will not fluctuate or decline significantly in the future.
Some of the factors that could negatively affect our share price or result in fluctuations in the market price or trading volume of shares of our common stock include:
•actual or anticipated declines in our quarterly operating results or distributions;
•changes in government regulations;
•changes in laws affecting REITs and related tax matters;
•the announcement of new contracts by us or our competitors;
•reductions in our FFO, Core FFO, Adjusted FFO or earnings estimates;
•publication of research reports about us or the real estate industry;
•increases in market interest rates that lead purchasers of shares of our common stock to demand a higher yield;

•future equity issuances, or the perception that they may occur, including issuances of common stock upon exercise or vesting of equity awards or redemption of OP units;
•changes in market valuations of similar companies;
•adverse market reaction to any increased indebtedness we incur in the future;
•additions or departures of key management personnel;
•actions by institutional stockholders;
•differences between our actual financial and operating results and those expected by investors and analysts;
•changes in analysts’ recommendations or projections;
•speculation in the press or investment community; and
•the realization of any of the other risk factors presented herein.
There can be no assurance that we will be able to make or maintain cash distributions, and certain agreements related to our indebtedness may, under certain circumstances, limit or eliminate our ability to make distributions to our common stockholders.
We intend to make cash distributions to our stockholders in amounts such that all or substantially all of our taxable income in each year, subject to adjustments, is distributed. Our ability to continue to make distributions in the future may be adversely affected by the risk factors described herein. There can be no assurance that we will be able to make or maintain distributions and certain agreements related to our indebtedness may, under certain circumstances, limit or eliminate our ability to make distributions to our common stockholders. There can be no assurance that rents from our properties will increase, or that future acquisitions of real properties or other investments will increase our cash available for distributions to stockholders. In addition, any distributions will be authorized at the sole discretion of our board of directors, and their form, timing and amount, if any, will depend upon a number of factors, including our actual and projected results of operations, FFO, Core FFO Adjusted FFO, EBITDA, EBITDAre, Adjusted EBITDA, liquidity, cash flows and financial condition, the revenue we actually receive from our properties, our operating expenses, our debt service requirements, our capital expenditures, prohibitions and other limitations under our financing arrangements, our REIT taxable income, the annual REIT distribution requirements, applicable law and such other factors as our board of directors deems relevant.
If we do not have sufficient cash available for distributions, we may need to fund the shortage out of working capital or borrow to provide funds for such distributions, which would reduce the amount of proceeds available for real estate investments and increase our future interest costs. Our inability to make distributions, or to make distributions at expected levels, could result in a decrease in the market price of our common stock.
Increases in market interest rates may result in a decrease in the value of shares of our common stock.
One of the factors that influences the price of shares of our common stock is the distribution yield on shares of our common stock (as a percentage of the price of shares of our common stock) relative to market interest rates. An increase in market interest rates may lead prospective purchasers of shares of our common stock to expect a higher distribution yield and higher interest rates would likely increase our borrowing costs and potentially decrease funds available for distribution. Thus, higher market interest rates could cause the market price of our common stock to decrease.
Broad market fluctuations could negatively impact the market price of shares of our common stock.
The stock market may experience extreme price and volume fluctuations that have affected the market price of many companies in industries similar or related to ours and that have been unrelated to these companies’ operating performances. The changes frequently appear to occur without regard to the operating performance or prospects of the affected companies. Hence, the price of our common stock could fluctuate based upon factors that have little or nothing to do with us in particular. These broad market fluctuations could reduce the market price of shares of our common stock. Furthermore, our operating results and prospects may be below the expectations of public market analysts and investors or may be lower than those of companies with comparable market capitalizations. Either of these factors could lead to a material decline in the market price of our common stock.

Future offerings of debt, which would be senior to shares of our common stock upon liquidation, and/or preferred equity securities that may be senior to shares of our common stock for purposes of distributions or upon liquidation, may materially and adversely affect the market price of shares of our common stock.
In the future, we may attempt to increase our capital resources by making additional offerings of debt or preferred equity securities (or causing our operating partnership to issue debt securities). Upon liquidation, holders of our debt securities and preferred stock and lenders with respect to other borrowings will receive distributions of our available assets prior to our common stockholders. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock and may result in dilution to owners of our common stock. Our stockholders are not entitled to preemptive rights or other protections against dilution. Our preferred stock, if issued, could have a preference on liquidating distributions or a preference on distribution payments that could limit our right to make distributions to our stockholders. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Our stockholders bear the risk of our future offerings reducing the market price of our common stock.
Future contractual repurchase obligations may materially and adversely affect the market price of shares of our common stock and may reduce future distributions.
We have issued rollover equity to various sellers of assets acquired by us as part of the purchase price consideration for those assets. This rollover equity has generally taken the form of units in BGLH or units in Lineage OP, although in certain circumstances we have issued such rollover equity at our subsidiaries. Some of these sellers who received rollover equity were provided with separate classes of equity that included special one-time redemption features such as minimum value guarantees and in some cases the alternative option to elect cash or equity top-up rights to achieve a certain minimum equity valuation at a specified date (collectively, the “Guarantee Rights”). The ultimate obligations in respect of the Guarantee Rights became obligations of Lineage Holdings in connection with our IPO in order to ensure that the financial obligations associated with the Guarantee Rights impact investors in Lineage, our operating partnership and Lineage Holdings proportionately at the time they arise. Any trigger of the Guarantee Rights at BGLH or our operating partnership will result in successive redemptions or successive top-up cash payments or equity issuances between Lineage, our operating partnership and Lineage Holdings to effect this result, which may reduce our liquidity or dilute the ownership interest of our common stockholders. Such amounts could be material and could materially and adversely affect the market price of shares of our common stock and reduce future distributions to our stockholders.
In addition, pursuant to the coordinated settlement process that will occur for up to three years following our IPO, all of the shares of our common stock outstanding immediately prior to our IPO will transition from the control of BGLH, and all of the Legacy OP Units will transition from the control of BGLH’s subsidiary, the LHR, through (i) the settlement by our legacy investors of their BGLH equity or Legacy OP Units for cash (the “Cash Settlements”) in amounts that are expected to be material in connection with liquidity that we will have arranged, which settlement for cash will generally be effected pursuant to a sale of shares of our common stock back to us or a sale of OP units to us, and (ii) the settlement by our legacy investors of all remaining amounts of their BGLH equity for shares of our common stock or their Legacy OP Units for OP Units (the “Securities Settlements”), resulting in the transfer of control of all such securities to the underlying legacy investors who will then determine the timing of their future disposition of such securities. Such transactions may reduce our liquidity and materially and adversely affect the market price of shares of our common stock and reduce funds available for distribution to our stockholders.
Sales of substantial amounts of our common stock in the public markets, or the perception that they might occur, could reduce the price of our common stock and may dilute your voting power and your ownership interest in us.
Sales of substantial amounts of our common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate.
The shares of our common stock that were sold in our IPO may be resold in the public market without restrictions or further registration under the Securities Act unless they are held by “affiliates,” as that term is defined in Rule 144 of the Securities Act. The common stock, OP units, Legacy OP Units and OPEUs that were issued in the formation transactions in connection with our IPO are “restricted securities” within the meaning of Rule 144 under the Securities Act and may not be sold in the absence of registration under the Securities Act unless an exemption from registration is available, including the exemptions contained in Rule 144. Pursuant to the coordinated settlement process that will occur for up to three years following our IPO, all of the shares of our common stock outstanding immediately prior to our IPO will transition from the control of BGLH and all of the Legacy OP

Units will transition from the control of BGLH’s subsidiary, the LHR, through (i) Cash Settlements of such equity in amounts that are expected to be material and (ii) Securities Settlements for all remaining amounts of such equity, resulting in the transfer of control of all such securities to the underlying legacy investors who will then determine the timing of their future disposition of such securities. Legacy investors that receive Securities Settlements will have registration rights with respect to shares of our common stock, including common stock that may be issued in exchange for OP units (including OP units that may be issued upon reclassification of Legacy OP Units or exchange of OPEUs). As a result of these registration rights agreements, however, all of these shares of our common stock, including common stock that may be issued in exchange for OP units (including OP units that may be issued upon reclassification of Legacy OP Units or exchange of OPEUs), may be eligible for future sale without restriction, subject to applicable lock-up arrangements. Sales of a substantial number of such shares, or the perception that such sales may occur, could cause the market price of our common stock to fall or make it more difficult for you to sell your common stock at a time and price that you deem appropriate.
In addition, our charter provides that we may issue up to 500,000,000 shares of common stock and 100,000,000 shares of preferred stock, $0.01 par value per share. Moreover, under Maryland law and as provided in our charter, a majority of our entire board of directors has the power to amend our charter to increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series that we are authorized to issue without stockholder approval. Future issuances of shares of our common stock or securities convertible or exchangeable into common stock may dilute the ownership interest of our common stockholders. Because our decision to issue additional equity or convertible or exchangeable securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future issuances. In addition, we are not required to offer any such securities to existing stockholders on a preemptive basis. Therefore, it may not be possible for existing stockholders to participate in such future issuances, which may dilute the existing stockholders’ interests in us.
If research analysts do not publish research, or publish inaccurate or unfavorable research, about us, the price of our common stock could decline.
The trading market for our common stock will depend in part on the reports that research analysts publish about us, our common stock, our market and our competitors. We do not have any control over these analysts. If one or more of the analysts who cover us downgrade our common stock, or publish inaccurate or unfavorable research about our business, or if one or more analysts cease coverage of us or fail to publish reports on us regularly, it could materially and adversely affect the market price and liquidity of our common stock.
Risks Related to Our REIT Status and Other Tax Risks
Failure to qualify as a REIT would cause us to be taxed as a regular C corporation, which would substantially reduce funds available for distributions to stockholders.
We elected to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2020. We believe that our organization and method of operation has enabled and will continue to enable us to meet the requirements for qualification and taxation as a REIT for U.S. federal income tax purposes. However, we cannot assure you that we will qualify as such. This is because qualification as a REIT involves the application of highly technical and complex provisions of the Code as to which there are only limited judicial and administrative interpretations and involves the determination of facts and circumstances not entirely within our control. The complexity of these provisions and of the applicable regulations (as in effect from time to time) of the United States Department of the Treasury under the Code is greater in the case of a REIT, like us, that holds assets through a partnership. Future legislation, new regulations, administrative interpretations or court decisions may significantly change the tax laws or the application of the tax laws with respect to qualification as a REIT for federal income tax purposes or the federal income tax consequences of such qualification.
In order to qualify as a REIT, we must satisfy a number of requirements, including requirements regarding the ownership of our stock and the composition of our gross income and assets. Also, a REIT must make distributions to stockholders aggregating annually at least 90% of its REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains. Furthermore, we own a direct or indirect interest in certain subsidiaries that have elected to be taxed as REITs for U.S. federal income tax purposes under the Code (collectively, “Subsidiary REITs”). Provided that each Subsidiary REIT qualifies as a REIT, our interest in such Subsidiary REIT will be treated as a qualifying real estate asset for purposes of the REIT asset tests. To qualify as a REIT, the Subsidiary REIT must independently satisfy all of the REIT qualification requirements. The failure of a Subsidiary REIT to qualify as a REIT could have an adverse effect on our ability to comply with the REIT income and asset tests, and thus our ability to qualify as a REIT.
If we fail to qualify as a REIT in any taxable year, and are unable to obtain relief under certain statutory provisions, we will face material tax consequences that will substantially reduce the funds available for distributions to our stockholders because:
•we would be subject to regular United States federal corporate income tax on our net income for the years we did not qualify for taxation as a REIT (and, for such years, would not be allowed a deduction for dividends paid to stockholders in computing our taxable income);
•we could be subject to a federal alternative minimum tax and possibly increased state and local taxes for such periods;
•unless we are entitled to relief under applicable statutory provisions, neither we nor any “successor” company could elect to be taxed as a REIT until the fifth taxable year following the year during which we were disqualified; and
•for five years following re-election of REIT status, upon a taxable disposition of an asset owned as of such re-election, we could be subject to tax with respect to any built-in gain inherent in such asset at the time of re-election.
As a result of all these factors, our failure to qualify as a REIT could impair our ability to expand our business and raise capital, and it could adversely affect the value of our common stock. If we fail to qualify as a REIT, we would no longer be required to make distributions to our stockholders.
Even if we qualify as a REIT, we may face other tax liabilities that reduce our cash available for distribution to our stockholders.
Even if we have qualified and continue to qualify as a REIT for U.S. federal income tax purposes, we may be subject to certain U.S. federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes. In addition, we conduct a significant portion of our U.S. business through TRSs that are regular taxable corporations. Furthermore, our status as a REIT for U.S. federal income tax purposes generally does not reduce non-U.S. taxes on our operations and assets outside of the United States. Moreover, to the extent that we incur non-U.S. taxes outside of a domestic TRS, we have limited ability to utilize credits against our U.S. federal income tax liabilities for foreign taxes paid or accrued. Any of these taxes would decrease cash available for distributions to stockholders.
If our operating partnership or any other subsidiary partnership or limited liability company fails to qualify as a partnership or disregarded entity for U.S. federal income tax purposes, we could fail to qualify as a REIT and would suffer adverse consequences.
We believe that our operating partnership is organized and will be operated in a manner so as to be treated as a partnership, and not an association or publicly traded partnership taxable as a corporation, for U.S. federal income tax purposes. As a partnership, our operating partnership will not be subject to U.S. federal income tax on its income. Instead, each of its partners, including us, will be allocated that partner’s share of our operating partnership’s income. No assurance can be provided, however, that the Internal Revenue Service, or the IRS, will not challenge the status of our operating partnership or any other subsidiary partnership or limited liability company in which we own an interest as a partnership or disregarded entity for U.S. federal income tax purposes, or that a court would not sustain such a challenge. If the IRS were successful in treating our operating partnership or any such other subsidiary partnership or limited liability company as an association or publicly traded partnership taxable as a corporation for U.S. federal income tax purposes, we could fail to meet the gross income tests and certain of the asset tests applicable to REITs and, accordingly, could cease to qualify as a REIT. Also, the failure of our operating partnership or of any such other subsidiary partnership or limited liability company to qualify as a partnership or disregarded entity would cause it to become subject to U.S. federal corporate income tax, which would reduce significantly the amount of its cash available for debt service and for distribution to its partners or members, including us.
Our operating partnership has a carryover tax basis on certain of its assets as a result of certain transactions, and the amount that we have to distribute to stockholders therefore may be higher.
Certain of our operating partnership’s assets were acquired in tax-deferred transactions and have carryover tax bases that are lower than the fair market values of these assets at the time of the acquisition. As a result of this lower aggregate tax basis, our operating partnership will recognize higher taxable gain upon the sale of these assets and our operating partnership will be entitled to lower depreciation deductions on these assets than if it had purchased these assets in taxable transactions at the time of the acquisition. Such lower depreciation deductions and increased gains on sales allocated to us generally will increase the amount of our required distribution under the REIT rules, and will decrease the portion of any distribution that otherwise would have been treated as a “return of capital” distribution.
Our property taxes could increase due to property tax rate changes or reassessment, which could impact our cash flow.
Even if we qualify as a REIT for U.S. federal income tax purposes, we are required to pay state and local property taxes on certain of our assets. The property taxes on our assets may increase as property tax rates change or as our assets are assessed or reassessed by taxing authorities. Therefore, the amount of property taxes we pay in the future may increase substantially from what we have paid in the past. If the property taxes we pay increase, our financial condition, results of operations, cash flow, per share trading price of our common stock, and ability to satisfy our principal and interest obligations and to make distributions to our stockholders could be adversely affected.
We use TRSs, which may cause us to fail to qualify as a REIT.
To qualify as a REIT for U.S. federal income tax purposes, we hold, and plan to continue to hold, substantially all of our non-qualifying REIT assets and conduct certain of our non-qualifying REIT income activities in or through one or more TRS entities. A TRS is a corporation other than a REIT in which a REIT directly or indirectly holds stock, and that has made a joint election with such REIT to be treated as a TRS. A TRS also includes any corporation other than a REIT with respect to which a TRS owns securities possessing more than 35% of the total voting power or value of the outstanding securities of such corporation. Other than some activities related to lodging and health care facilities, a TRS may generally engage in any business, including the provision of customary or non-customary services to tenants of its parent REIT. A TRS is subject to U.S. federal income tax as a regular C corporation at a current rate of 21%.
The net income of our TRS entities is not required to be distributed to us, and income that is not distributed to us will generally not be subject to the REIT income distribution requirement. However, our TRS entities may pay dividends. Such dividend income should qualify under the 95%, but not the 75%, gross income test. We will monitor the amount of the dividend and other income from our TRS entities and will take actions intended to keep this income, and any other non-qualifying income, within the limitations of the REIT income tests. While we expect these actions will prevent a violation of the REIT income tests, we cannot guarantee that such actions will in all cases prevent such a violation.
Our ownership of TRS entities is subject to limitations that could prevent us from growing the portion of our business that does not qualify for operating through a REIT, and our transactions with our TRS entities could cause us to be subject to a 100% penalty tax on certain income or deductions if those transactions are not conducted on an arm’s-length basis.
No more than 20% of the value of a REIT’s gross assets may consist of interests in TRS entities. We hold a portion of our business that could adversely impact our status as a REIT, if conducted directly by the REIT, through one or more TRS entities. In addition, we may acquire companies and properties through our TRS entities until such companies or properties can be restructured to operate in a REIT compliant manner. Compliance with the TRS ownership limitation could limit our ability to grow the portion of our business that does not qualify for operating through a REIT. The Code also imposes a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis. Our board of directors may determine in good faith the valuation of our gross assets, including the value of securities in our TRS entities, on a quarterly basis. We will monitor the value of investments in our TRS entities in order to comply with TRS ownership limitations and will structure our transactions with our TRS entities on terms that we believe are arm’s-length to avoid incurring the 100% excise tax described above. There can be no assurance, however, that we will be able to comply with the TRS ownership limitation or be able to avoid application of the 100% excise tax.
REIT distribution requirements could adversely affect our ability to execute our business plans, including because we may be required to borrow funds to make distributions to stockholders or otherwise depend on external sources of capital to fund such distributions.
We generally must distribute annually at least 90% of our REIT taxable income (which is determined without regard to the dividends paid deduction or net capital gain for this purpose) in order to continue to qualify as a REIT. To the extent that we satisfy the distribution requirement but distribute less than 100% of our REIT taxable income (determined without regard to the dividends paid deduction and including any net capital gains), we will be subject to federal corporate income tax on our undistributed taxable income. In addition, we may elect to retain and pay income tax on our net long-term capital gain. In that case, if we so elect, a stockholder would be taxed on its proportionate share of our undistributed long-term gain and would receive a credit or refund for its proportionate share of the tax we paid. A stockholder, including a tax-exempt or non-U.S. stockholder, would have to file a U.S. federal income tax return to claim that credit or refund. Furthermore, we will be subject to a 4% nondeductible excise tax if the actual amount that we distribute to our stockholders in a calendar year is less than a minimum amount specified under federal tax laws.
We intend to make distributions to our stockholders to comply with the REIT requirements of the Code and to avoid corporate income tax and the 4% excise tax. We may be required to make distributions to our stockholders at times when it would be more advantageous to reinvest cash in our business or when we do not have funds readily available for distribution. Thus, compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.
If we do not have other funds available, we could be required to borrow funds on unfavorable terms, sell investments at disadvantageous prices, distribute amounts that would otherwise be invested in future acquisitions or capital expenditures or used for the repayment of debt, pay dividends in the form of taxable stock dividends or find another alternative source of funds to make distributions sufficient to enable us to distribute enough of our taxable income to satisfy the REIT distribution requirement and to avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs or adversely affect the value of our common stock.
Complying with REIT requirements may cause us to forgo otherwise attractive opportunities or liquidate otherwise attractive investments.
To continue to qualify as a REIT for U.S. federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to stockholders and the ownership of our stock. As discussed above, we may be required to make distributions to you at disadvantageous times or when we do not have funds readily available for distribution. Additionally, we may be unable to pursue investments that would be otherwise attractive to us in order to satisfy the requirements for qualifying as a REIT.
At the end of each calendar quarter, at least 75% of the value of our assets must consist of cash, cash items, U.S. government securities and qualified real estate assets, including certain mortgage loans and mortgage-backed securities. The remainder of our investment in securities (other than U.S. government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets can consist of the securities of any one issuer (other than U.S. government securities and qualified real estate assets) and no more than 20% of the value of our gross assets may be represented by securities of one or more TRS entities. Finally, no more than 25% of our assets may consist of debt investments that are issued by “publicly offered REITs” and would not otherwise be treated as qualifying real estate assets. If we fail to comply with these requirements at the end of any calendar quarter, we must correct such failure within 30 days after the end of the calendar quarter to avoid losing our REIT status and being subject to adverse tax consequences, unless certain relief provisions apply. As a result, compliance with the REIT requirements may hinder our ability to operate solely on the basis of profit maximization and may require us to liquidate investments from our portfolio, or refrain from making otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to stockholders.
The prohibited transactions tax may limit our ability to engage in transactions, including disposition of assets, which would be treated as sales for U.S. federal income tax purposes.
A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of dealer property (i.e., property held primarily for sale to customers in the ordinary course of our trade or business), other than foreclosure property. We may be subject to the prohibited transaction tax upon a disposition of real property. Although a safe-harbor exception to prohibited transaction treatment is available, we cannot assure you that we can comply with such safe harbor or that we will avoid owning property that may be characterized as dealer property. Consequently, we may choose not to engage in certain sales of real property or may conduct such sales through a TRS.
It may be possible to reduce the impact of the prohibited transaction tax by conducting certain activities through a TRS. However, to the extent that we engage in such activities through a TRS, the income associated with such activities will be subject to a corporate income tax. In addition, the IRS may attempt to ignore or otherwise recast such activities in order to impose a prohibited transaction tax on us, and there can be no assurance that such recast will not be successful.

We may recognize substantial amounts of REIT taxable income, which we would be required to distribute to our stockholders, in a year in which we are not profitable under GAAP or other economic measures.
We may recognize substantial amounts of REIT taxable income in years in which we are not profitable under GAAP or other economic measures as a result of the differences between GAAP and tax accounting methods. For instance, certain of our assets may be marked-to-market for GAAP purposes but not for tax purposes, which could result in losses for GAAP purposes that are not recognized in computing our REIT taxable income. Additionally, we may deduct our capital losses only to the extent of our capital gains in computing our REIT taxable income for a given taxable year. Consequently, we could recognize substantial amounts of REIT taxable income and would be required to distribute such income to you in a year in which we are not profitable under GAAP or other economic measures.
Our qualification as a REIT could be jeopardized as a result of an interest in joint ventures.
We may hold certain limited partner or non-managing member interests in partnerships or limited liability companies that are joint ventures. If a partnership or limited liability company in which we own an interest takes or expects to take actions that could jeopardize our qualification as a REIT or require us to pay tax, we may be forced to dispose of our interest in such entity. In addition, it is possible that a partnership or limited liability company could take an action which could cause us to fail a REIT gross income or asset test, and that we would not become aware of such action in time to dispose of our interest in the partnership or limited liability company or take other corrective action on a timely basis. In that case, we could fail to continue to qualify as a REIT unless we are able to qualify for a statutory REIT “savings” provision, which may require us to pay a significant penalty tax to maintain our REIT qualification.
Dividends payable by REITs may be taxed at higher rates.
Dividends payable by REITs may be taxed at higher rates than dividends of non-REIT corporations. The maximum U.S. federal income tax rate for qualified dividends paid by domestic non-REIT corporations to U.S. stockholders that are individuals, trusts or estates is generally 20%. Dividends paid by REITs to such stockholders are generally not eligible for that rate, but under current tax law, such stockholders may deduct up to 20% of ordinary dividends (i.e., dividends not designated as capital gain dividends or qualified dividend income) received from a REIT for taxable years beginning before January 1, 2026. Although this deduction reduces the effective tax rate applicable to certain dividends paid by REITs, such tax rate may still be higher than the tax rate applicable to regular corporate qualified dividends. This may cause investors to view REIT investments as less attractive than investments in non-REIT corporations, which in turn may adversely affect the value of stock of REITs, including our stock. In addition, the relative attractiveness of real estate in general may be adversely affected by the favorable tax treatment given to corporate dividends, which could negatively affect the value of certain of our assets.
In the event we acquire assets of C corporations (including by merger) in carry-over basis transactions, we may inherit material tax liabilities and other tax attributes from such acquired corporations, and we may be required to distribute earnings and profits.
From time to time, we may acquire assets from C corporations in transactions in which the basis of the corporations’ assets in our hands is determined by reference to the basis of the assets in the hands of the acquired corporations (including in connection with post-acquisition integration transactions), or carry-over basis transactions.
If Lineage, Inc. or one of our Subsidiary REITs acquires any asset from a corporation that is or has been a C corporation in a carry-over basis transaction and Lineage, Inc. or its applicable Subsidiary REIT subsequently recognizes gain on the disposition of the asset during the five-year period beginning on the date on which Lineage, Inc. or its applicable Subsidiary REIT acquired the asset, then Lineage, Inc. or its applicable Subsidiary REIT will be required to pay tax at the regular corporate tax rate on this gain to the extent of the excess of the fair market value of the asset over Lineage, Inc.’s or its applicable Subsidiary REIT’s adjusted basis in the asset, in each case determined as of the date on which Lineage, Inc. or its applicable Subsidiary REIT acquired the asset (the so-called “sting tax”). The results described in this paragraph with respect to the recognition of gain assume that the C corporation will refrain from making an election to receive different treatment under applicable Treasury regulations promulgated under the Code (the “Treasury Regulations”) on its tax return for the year in which Lineage, Inc. or its applicable Subsidiary REIT acquires the asset from the C corporation.
We acquired a portion of our assets through a contribution by BGLH of the Lineage Logistics business to us in 2020. Treasury Regulations also apply the rules described above to property transferred to us by a partnership, such as BGLH, that directly or indirectly has partners that are C corporations. Under these rules, any gain that would have been allocated directly or indirectly by the transferor partnership to a C corporation partner, if the property had been sold at fair market value on the date of the contribution of the property to us, would be subject to the sting tax. As a result, a sale of a portion of our assets may be subject to the sting tax.
Any such sting taxes Lineage, Inc. or its applicable Subsidiary REIT pays would reduce the amount available for distribution to our stockholders. The imposition of such tax may require Lineage, Inc. or its applicable Subsidiary REIT to forgo an otherwise attractive disposition of any assets acquired from a C corporation in a carry-over basis transaction and, as a result, may reduce the liquidity of our portfolio of investments. In addition, in such a carry-over basis transaction, Lineage, Inc. or its applicable Subsidiary REIT will succeed to any tax liabilities and earnings and profits of the acquired C corporation. To qualify as a REIT, Lineage, Inc. or its applicable Subsidiary REIT must distribute any non-REIT earnings and profits by the close of the taxable year in which such transaction occurs. Any adjustments to the acquired corporation’s income for taxable years ending on or before the date of the transaction, including as a result of an examination of the corporation’s tax returns by the IRS, could affect the calculation of the corporation’s earnings and profits.
If the IRS were to determine that Lineage, Inc. or its applicable Subsidiary REIT acquired non-REIT earnings and profits from a corporation that Lineage, Inc. or its applicable Subsidiary REIT failed to distribute prior to the end of the taxable year in which the carry-over basis transaction occurred, Lineage, Inc. or its applicable Subsidiary REIT could avoid disqualification as a REIT by paying a “deficiency dividend.” Under these procedures, Lineage, Inc. or its applicable Subsidiary REIT generally would be required to (i) pay a statutory interest charge at a specified rate to the IRS on 50% of any such non-REIT earnings and profits and (ii) distribute any such non-REIT earnings and profits (less any interest charge paid to the IRS) to its stockholders within 90 days of the determination. Such a distribution would be in addition to the distribution of REIT taxable income necessary to satisfy the REIT distribution requirement and may require that we borrow funds to make the distribution even if the then-prevailing market conditions are not favorable for borrowings. In addition, payment of the statutory interest charge could materially and adversely affect us.
Legislative or regulatory tax changes could adversely affect us or our stockholders.
At any time, the U.S. federal income tax laws or regulations governing REITs or the administrative interpretations of those laws or regulations may be amended. We cannot predict when or if any new U.S. federal income tax law, regulation or administrative interpretation, or any amendment to any existing U.S. federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective and any such law, regulation or interpretation may take effect retroactively. Any such change could result in an increase in our, or our stockholders’, tax liability or require changes in the manner in which we operate in order to minimize increases in our tax liability. A shortfall in tax revenues for states and municipalities in which we operate may lead to an increase in the frequency and size of such changes. If such changes occur, we may be required to pay additional taxes on our assets or income or be subject to additional restrictions. These increased tax costs could, among other things, adversely affect our financial condition, the results of operations, and the amount of cash available for the payment of dividends. We and our stockholders could be adversely affected by any such change in, or any new, U.S. federal income tax law, regulation, or administrative interpretation.
We are subject to IRS tax audits that could adversely affect us.
On November 30, 2023, Lineage, Inc. received notice from the IRS that its federal tax return (Form 1120-REIT) for the tax year ended December 31, 2021, has been selected for examination. The audit is ongoing and to date no issues have been identified. It is possible that the results of the audit could nevertheless have a material adverse impact on us and our stockholders. On December 18, 2023, Lineage Holdings received a Notice of Administrative Proceeding (audit) from the IRS for its partnership federal tax return for the tax year ended December 31, 2021. The audit is ongoing and to date no issues have been identified. It is possible that the results of the audit could nevertheless have a material adverse impact on us and our stockholders.

Item 1B. Unresolved Staff Comments
Not applicable.

Item 1C. Cybersecurity
Risk Management and Strategy
We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information.
We design and assess our program based on industry frameworks such as National Institute of Standards and Technology (“NIST”) cybersecurity and ISO 27001/2. This does not imply that we meet any particular technical standards, specification, or requirements, only that we use these frameworks as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.
Our cybersecurity risk management program is integrated into our overall risk management program and shares common methodologies, reporting channels, and governance processes that apply across the risk management program.
Key elements of our cybersecurity risk management program include, but are not limited to, the following:
•risk assessments designed to help identify material risks from cybersecurity threats to our critical systems and information;
•a security team principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;
•the use of external service providers, where appropriate, to assess, test, or otherwise assist with aspects of our security processes;
•cybersecurity awareness training of our employees, including incident response personnel and senior management;
•a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
•a third-party risk management process for key service providers based on our assessment of their criticality to our operations and respective risk profile.
We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations, or financial condition. We face risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. See “Risk Factors – We may be vulnerable to security breaches or cybersecurity incidents which could disrupt our operations and have a material adverse effect on our financial condition and operating results.”
Governance
Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee (the “Committee”) oversight of cybersecurity risks, including oversight of management’s implementation of our cybersecurity risk management program.
The Committee receives regular reports from management on our cybersecurity risks. In addition, management updates the Committee, where it deems appropriate, regarding cybersecurity incidents it considers to be potentially significant.
The Committee reports to the full Board regarding its activities, including those related to cybersecurity. The full Board also periodically receives briefings from management on our cyber risk management program. Board members receive presentations on cybersecurity topics from our Chief Information Officer and VP of Technology Risk and Cybersecurity, internal security staff, or external experts as part of the Board’s continuing education on topics that impact public companies.
Our Chief Information Officer and our VP of Technology Risk and Cybersecurity, who report to our management team, are primarily responsible for assessing and managing our material risks from cybersecurity threats. They also have primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants.
Our VP of Technology Risk and Cybersecurity leads Lineage’s Cybersecurity organization and has responsibility for overseeing our cybersecurity program. To operationalize our program, we deploy multidisciplinary teams, including cybersecurity personnel and professionals, to address cybersecurity threats and respond to cybersecurity incidents. Our VP of Technology Risk and Cybersecurity has been with Lineage since 2022. During his twenty-eight year professional career, he has served in various leadership roles in cybersecurity, IT audit, and IT compliance across numerous industries. Additionally, he holds a Certified

Information Systems Security Professional, Certified Cloud Security Professional, and Certified Information Systems Auditor certifications. Our CIO, to whom the VP of Technology Risk and Cybersecurity reports, has served as Lineage’s CIO since 2013 and prior to that had experience managing technology and other risks at several other large companies.
Our management team takes steps to stay informed about and monitor efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include: briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in our IT environment.
Item 2. Properties
Warehouses in Our Global Segments
The following table provides information regarding the temperature-controlled warehouses that we owned, leased, or managed as of December 31, 2024:

		Size
Country/Region	# Warehouses	Square Feet (in 000s)	Cubic Feet (in millions)	Pallet Positions (in 000s)
Global Warehousing Segment
United States
East
Alabama	5	872	32	89
Delaware	2	342	9	29
Florida	11	1,683	71	195
Georgia	18	3,163	103	259
Illinois	16	4,888	170	517
Indiana	5	1,010	35	100
Kentucky	2	445	13	47
Maryland	3	659	22	63
Massachusetts	7	947	37	107
Michigan	4	1,155	24	92
Mississippi	1	253	8	21
New Jersey	12	1,809	77	220
New York	6	1,368	39	136
North Carolina	2	345	11	27
Ohio	5	867	28	68
Pennsylvania	9	2,726	102	276
South Carolina	3	661	26	71
Tennessee	2	420	16	47
Virginia	11	1,580	58	164
Wisconsin	5	1,573	54	168
West
Arizona	2	362	14	44
California	45	8,045	300	865
Colorado	3	858	31	94
Idaho	2	471	16	58
Iowa	7	981	31	93
Kansas	4	1,777	68	190
Louisiana	3	550	17	49
Minnesota	2	353	13	40
Nebraska	4	617	16	56
North Dakota	1	158	6	19
Oklahoma	1	139	4	16

		Size
Country/Region	# Warehouses	Square Feet (in 000s)	Cubic Feet (in millions)	Pallet Positions (in 000s)
Oregon	8	2,009	66	264
South Dakota	1	454	21	66
Texas	20	4,596	184	543
Utah	2	202	8	24
Washington	29	5,841	216	901
Canada	31	4,867	151	501
Total North America	294	59,046	2,097	6,519

Belgium	6	1,267	50	225
Denmark	16	2,641	68	302
France	4	808	54	173
Germany	1	213	5	27
Italy	3	497	10	43
Netherlands	30	6,018	233	937
Norway	3	353	10	67
Poland	6	933	36	195
Spain	3	950	32	181
United Kingdom	14	3,039	140	546
Total Europe	86	16,719	638	2,696
Australia	31	3,950	136	503
New Zealand	49	2,506	62	332
Singapore	3	186	8	30
Sri Lanka	1	105	3	15
Vietnam	5	919	37	116
Total Asia-Pacific	89	7,666	246	996
Total Global Warehousing Segment	469	83,431	2,981	10,211

Global Integrated Services Segment[1]
United States
East
Illinois	3	704	26	—
Massachusetts	1	105	2	—
New York	3	543	19	—
Ohio	2	132	3	—
Tennessee	1	96	3	—
Virginia	1	107	3	—
Wisconsin	1	178	5	—
West
California	1	98	3	—
Nebraska	1	50	1	—
Nevada	1	34	1	—
Oklahoma	1	58	1	—
Texas	2	203	7	—
Washington	1	58	2	—
Total Global Integrated Services Segment	19	2,366	76	—

Total	488	85,797	3,057	10,211

[1]Pallet positions for Global Integrated Services do not have a material impact on revenues and therefore are not disclosed.

Item 3. Legal Proceedings
The Company, from time to time and in the normal course of business, is party to various claims, lawsuits, arbitrations, and regulatory actions. In the opinion of management, we are not currently party to any legal proceedings that would have a material impact on our business, financial condition, or results of operations, nor is a property of the Company subject to any material pending legal proceedings. Refer to Note 20, Commitments and contingencies in the consolidated financial statements included in this Annual Report for details of legal proceedings in which the Company is involved.
Item 4. Mine Safety Disclosures
Not applicable.

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
The Company’s common stock has been listed on the Nasdaq Global Select Market under the symbol “LINE” since July 26, 2024. Prior to that date, there was no public trading market for the Company’s common stock.
Holders
As of February 20, 2025, the Company had 295 shareholders of record of the Company’s common stock. The number of beneficial owners is substantially greater than the number of shareholders of record because a large portion of the common stock is held in “street name” by brokers, banks, and other financial institutions.
Dividends
We currently pay a quarterly cash dividend and expect to continue paying regular dividends on a quarterly basis. Any future determination to pay dividends, including the timing, form, and amount, will be at the discretion of our board of directors and will depend on a number of factors, including our actual and projected results of operations, Core FFO, Adjusted FFO, EBITDA, EBITDAre, Adjusted EBITDA, liquidity, cash flows and financial condition, the revenue we actually receive from our properties, our operating expenses, our debt service requirements, our capital expenditures, prohibitions and other limitations under our financing arrangements, our REIT taxable income, the annual REIT distribution requirements, applicable law, including restrictions on distributions under Maryland law, and such other factors as our board of directors deems relevant. Refer to Note 2, Capital structure and noncontrolling interests in the consolidated financial statements included in this Annual Report for information about dividends declared on our common stock and other units.
Issuer Purchases of Equity Securities
The following table summarizes share repurchase activity for the three months ended December 31, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number (or approximate dollar value) of Shares that May Yet be Purchased Under the Program (in millions)
October 1 - October 31, 2024	—	$—	—	$—
November 1 - November 30, 2024	221,821(1)	$117.58	—	$—
December 1 - December 31, 2024	—	$—	—	$—
Total	221,821		—
__________________
(1) As disclosed in Note 2, Capital structure and noncontrolling interests in the consolidated financial statements included in this Annual Report, one of the Company’s Put Options was settled in November 2024. As a result of this settlement, 221,821 shares of common stock were repurchased at an above-market price.
Recent Sales of Unregistered Securities
We sold no unregistered securities that have not been previously included in a Quarterly Report on Form 10-Q.
Use of Proceeds
On July 26, 2024, our registration statement on Form S-11 (File No. 333-280470), as amended, was declared effective by the SEC. There has been no material change in the use of proceeds from our IPO as described in the Prospectus.

Performance Graph
The following graph compares the cumulative total return to stockholders of our common stock relative to the cumulative total returns of the S&P Global 500 Index (“S&P 500”) and the MSCI US REIT Index (“RMZ”). All share price performance assumes an initial investment of $100 at the beginning of the period and assumes the reinvestment of dividends. As the Company’s common stock began trading on July 26, 2024, an investment of $100 is assumed to have been made on that date, and its relative performance is tracked through December 31, 2024. The returns shown on the below graph are not necessarily indicative of future performance.

Cumulative Total Return Comparison
$120.00
$110.00
$100.00
$90.00
$80.00
$70.00
$60.00
7/26/2024
8/31/2024
9/30/2024
10/31/2024
11/30/2024
12/31/2024
Lineage, Inc.
S&P 500
MSCI U.S. REIT

Item 6. [Reserved]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations should be read together with the consolidated financial statements and related notes included in this Annual Report on Form 10-K. In addition, the following discussion contains forward-looking statements, such as statements regarding our expectation for future performance, liquidity, and capital resources, that involve risks, uncertainties, and assumptions that could cause actual results to differ materially from our expectations. Our actual results may differ materially from those contained in or implied by any forward-looking statements as a result of various factors, including those set forth below and those described under Item 1A. Risk Factors of this Annual Report on Form 10-K.
Management’s Overview
We are the world’s largest global temperature-controlled warehouse REIT, with a modern and strategically located network of properties. Our business is competitively positioned to deliver a seamless end-to-end, technology-enabled experience for a well-diversified and stable customer base, each with their own unique requirements in the temperature-controlled supply chain. As of December 31, 2024, we operated an interconnected global temperature-controlled warehouse network, comprising approximately 86 million square feet and 3.1 billion cubic feet of capacity across 488 warehouses predominantly located in densely populated critical-distribution markets, with 313 in North America, 89 in Asia-Pacific, and 86 in Europe.

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
Refer to Note 2, Capital structure and noncontrolling interests in the consolidated financial statements included in this Annual Report for more information regarding our IPO-related transactions.
Components of Our Results of Operations
Global Warehousing Segment. Our primary business is owning and operating temperature-controlled warehouses.
Revenue. Our global warehousing segment revenues are generated from storing frozen and perishable food and other products and providing related warehouse services for our customers. Storage revenues relate to the act of storing products for our customers within our warehouses. Storage revenues can be in the form of storage fees we charge customers for utilization of non-exclusive space or a set amount of reserved space in a warehouse, blast freezing fees we charge customers for utilization of specific ultra-cold spaces within a warehouse designed to rapidly reduce product temperature, and rent we charge customers for the lease of warehouse space pursuant to a lease agreement.
Warehouse services fees relate to handling and other services required to prepare and move customers’ pallets into, out of, and around the facilities. As part of our warehouse services, we offer receipt, handling, case-picking, retrieval of products from storage, building customized pallets and repackaging, order assembly and load consolidation, exporting and importing support services, container handling, cross-docking, quality control, and government-approved storage and inspection, among other services.
We utilize one of four types of contracts with our customers for use of space within our warehouses – warehouse agreements, rate letters, tariff sheets, and lease agreements. We may have one contract with a customer that covers all of the warehouses where we store products for the customer or, more typically, multiple contracts with the same customer, which may be driven by a variety of factors, such as the geographic location of the products stored by the customer, the type of products stored by the customer, or the different business units of a customer.
•Warehouse Agreements. Warehouse agreements are designed to accommodate the individual needs and characteristics of our customers and may include negotiated provisions, such as a fixed term, transactional pricing for warehouse services, pricing increase mechanisms based on inflationary cost increases and customer profile changes, a storage fee based on a minimum storage guarantee of the customer, additional storage fees based on on-demand storage used, a warehouseman’s lien on customer products held in our warehouses as security for payments, and provisions for interest and late payments if payment is not received within 30 days after invoicing. The initial term of our warehouse agreements generally ranges from one to five years for typical customer relationships and 10 to 20 years for build-to-suit warehouses. Renewal periods, in each case, generally range from one to five years. Inflationary price increase mechanisms may be fixed or tied to relevant market indices, giving us the ability to recover costs for wage increases, increases in rent, power, real estate, and other costs.
•Rate Letters. Rate letters are agreements that typically establish storage fee rates on products stored in our warehouses and rates for warehouse services pursuant to terms set forth on a standardized warehouse receipt and related rate schedule. Rate letters may have terms similar to our warehouse agreements, including minimum storage guarantees, and are typically for a term of one year or less. Rate letters generally require our customers to pay for storage in seven to 30-day increments.
•Tariff Sheets. Similar to rate letters, tariff sheets are agreements that establish storage fee rates on products stored in our warehouses and on an as-utilized, on-demand basis, pursuant to terms set forth on a standardized warehouse receipt but that do not require the customer to use our warehouse or for us to reserve space for these customers; however, our tariff sheets in certain jurisdictions may provide for a de minimis minimum monthly payment from a customer to maintain its access to a given warehouse. Our tariff sheets are updated annually, and the agreements are short-term in nature.
•Leases. We lease space to certain customers that desire to manage their own temperature-controlled warehousing or carry on processing operations in warehouses adjacent, or in close proximity, to their production facilities. Our customer leased warehouses are typically leased to third parties, such as food producers, distributors and retailers, under triple net lease agreements pursuant to which the customer is responsible for all costs incurred for facility maintenance, insurance, taxes, utilities, and other services necessary or appropriate for the applicable warehouse and the business conducted at the applicable warehouse. We typically charge rent based on the square footage leased in our warehouses. We consider the creditworthiness of a potential tenant to be an important consideration in determining whether to engage in a new lease agreement.
Cost of operations. Our global warehousing segment cost of operations consists primarily of labor, power, and other warehouse costs. Labor comprises the largest component of the cost of operations from our global warehousing segment and consists primarily of employee wages (both direct and indirect) and benefits, excluding stock-based compensation. Changes in our labor expense are driven by, among other things, changes in headcount, changes in compensation levels and associated performance incentives, the use of third-party labor to support our operations, changes in terms of collective bargaining agreements, changes in customer requirements and associated work content, workforce productivity, labor availability, governmental policies and regulations, and variability in costs associated with employer-provided benefits. Our second-largest cost of operations is power utilized in the operation of our temperature-controlled warehouses. We may, from time to time, hedge our exposure to changes in power prices through fixed rate agreements. In addition, to the extent possible and appropriate, we may seek to mitigate or offset the impact of fluctuations in the price of power on our financial results through rate escalations or power surcharge provisions within our agreements with customers. We also look to implement energy saving alternatives to reduce energy consumption, including the installation of solar panels, state of the art refrigeration control systems, LED lighting, thermal energy storage, motion-sensor technology, variable frequency drives for our fans and compressors, and rapid open/close doors. Additionally, business mix impacts our power expense depending on the temperature zone and type and frequency of freezing required (e.g., blast freezing). Other warehouse costs include utilities other than power, insurance, real estate taxes, repairs and maintenance, rent under real property operating leases where applicable, equipment costs, warehouse consumables (e.g., pallets and shrink-wrap), personal protective equipment, warehouse administration, and other related facility and services costs.
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
Other Consolidated Operating Expenses.
Depreciation and amortization expenses. Our depreciation and amortization expenses result primarily from the capital-intensive nature of our business. The principal components of depreciation relate to our warehouses, both owned and leased, including buildings and improvements, refrigeration equipment, racking, leasehold improvements, material handling equipment, furniture and fixtures, our computer hardware, and internal use software. We also incur depreciation related to owned transportation assets. Amortization relates primarily to intangible assets for customer relationships and finance lease right-of-use assets.
General and administrative expenses. Our general and administrative expenses consist primarily of costs associated with the administration of our global warehousing and global integrated solutions segments, including management wages and benefits, administrative, legal, business development, project management, sales, marketing, engineering, safety and compliance, food optimization, human resources, finance, accounting, network optimization, data science, and information technology personnel, transformational information technology expenses, equity incentive plans, communications and data processing, travel, professional fees, credit loss, training, office equipment, supplies, and, prior to our IPO, management fees paid to Bay Grove in accordance with the terms of the operating services agreement. Trends in general and administrative expenses are influenced by changes in headcount and compensation levels and achievement of incentive compensation targets. In connection with our IPO, we terminated the operating services agreement in order to internalize certain operating, strategic development, and financial services that were previously provided by Bay Grove under it, and entered into a transition services agreement with Bay Grove to provide certain of these services for a three-year term while we internalize such functions.
Acquisition, transaction, and other expenses. Our acquisition, transaction, and other expenses consist of costs with a high level of variability from period-to-period and include professional fees associated with planned and completed business expansion activities, and acquisition integration costs. In addition, it includes expenses associated with our IPO, including costs related to public company readiness efforts and costs incurred as a result of our IPO in the third quarter of 2024 (see Note 2, Capital structure and noncontrolling interests to the consolidated financial statements included in this Annual Report for further detail on costs associated with our IPO). These costs are expensed as incurred. It also includes employee-related expenses associated with acquisitions, such as acquisition-related severance and consulting agreements and certain cash-based incentive awards given to employees of legacy companies in acquisitions.
Restructuring, impairment, and (gain) loss on disposals. Our restructuring, impairment, and (gain) loss on disposals include certain contractual and negotiated severance and separation costs from exited former executives, costs related to reductions in headcount to achieve operational efficiencies, and costs associated with exiting non-strategic operations. We record such costs when there is a substantive plan for employee severance or employees are otherwise entitled to benefits (e.g., in case of one-time terminations) and related costs are probable and estimable. It also includes gains (losses) on dispositions of property, plant, and equipment and impairments of long-lived assets, net of related gains on insurance recoveries.
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
•Occupancy and Throughput. Coming out of the global pandemic, we experienced higher physical occupancy levels through the first half of 2023, particularly in North America, significantly driven by customers increasing production and inventories in response to supply chain backlogs in recent years. Beginning in the second half of 2023, customers began rationalizing inventory levels in response to continued higher interest rates and inflation, which is driving changes in customer demand. As our customers adjust to these new demand levels, we have seen lower throughput volume across our network. Over the long-term, we believe that end-consumer demand will remain consistent with historic levels. To optimize our global warehousing network and maximize NOI, we review our operations to determine whether it is beneficial to reposition or temporarily idle existing warehouses or consolidate existing operations. If such actions are taken, we strive to relocate customers affected by such activities into other warehouses in our global warehousing network.

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
Refer to Item 1A. “Risk Factors” for additional information.
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
Same Warehouse Analysis
We define our “same warehouse” population annually at the beginning of the calendar year. Our same warehouse population includes properties that were owned, leased, or managed for the entirety of two comparable periods and that have reported at least twelve months of consecutive normalized operations prior to January 1 of the current calendar year. We define “normalized operations” as properties that have been open for operation or lease after development or significant modification, including the expansion of a warehouse footprint or a warehouse rehabilitation subsequent to an event, such as a natural disaster or similar event causing disruption to operations. In addition, our definition of “normalized operations” takes into account changes in the ownership structure (e.g., purchase of a previously leased warehouse would result in a change in the nature of expenditures in the compared periods), which would impact comparability in our global warehousing segment NOI.
Acquired properties will be included in the “same warehouse” population if owned or leased by us as of the first business day of the prior calendar year and still owned by us as of the end of the current reporting period, unless the property is under development. The “same warehouse” pool can also be adjusted during the year to remove properties that were sold or entering development subsequent to the beginning of the current calendar year. As such, the “same warehouse” population for the period ended December 31, 2024 includes all properties that we owned as of January 1, 2023 which had both been owned and had reached “normalized operations” by January 1, 2023.
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
The following table shows the composition of our warehouse portfolio as of December 31, 2024.

Total warehouses(1)	469
Same warehouse facilities	409
Non-same warehouse facilities	60
__________________
(1)Excludes 19 warehouses in our global integrated solutions segment as of December 31, 2024. We categorize warehouses as part of our global integrated solutions segment if the primary business conducted in those warehouses is within our global integrated solutions segment.
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

Results of Operations
The following discussion represents our analysis of results of operations for the year ended December 31, 2024 as compared to the year ended December 31, 2023. For a detailed discussion of our results of operations for the year ended December 31, 2023 as compared to the year ended December 31, 2022, refer to the section Management’s Discussion and Analysis of Financial Condition and Results of Operations in our prospectus dated July 24, 2024, filed with the SEC pursuant to Rule 424(b) under the Securities Act on July 26, 2024 in connection with our IPO.
Comparison of Results for the Years Ended December 31, 2024 and 2023
Global Warehousing Segment
The following table presents the operating results of our warehouse segment for the year ended December 31, 2024 and 2023.

Year Ended December 31,
2024	2023	Change
(in millions except revenue per pallet)
Warehouse storage	$2,042	$2,071	(1.4)%
Warehouse services	1,845	1,786	3.3%
Total global warehousing segment revenues	3,887	3,857	0.8%
Power	208	204	2.0%
Labor(1)	1,417	1,402	1.1%
Other warehouse costs(2)	728	743	(2.0)%
Total global warehousing segment cost of operations	2,353	2,349	0.2%
Global warehousing segment NOI	$1,534	$1,508	1.7%
Total global warehousing segment margin	39.5%	39.1%	40	bps

Number of warehouse sites	469	463

Warehouse storage(3)
Average economic occupancy
Average occupied economic pallets (in thousands)	8,175	8,292	(1.4)%
Economic occupancy percentage	83.1%	86.0%	(290)	bps
Storage revenue per economic occupied pallet	$249.82	$249.59	0.1%
Average physical occupancy
Average physical occupied pallets (in thousands)	7,569	7,716	(1.9)%
Average physical pallet positions (in thousands)	9,836	9,642	2.0%
Physical occupancy percentage	77.0%	80.0%	(300) bps
Storage revenue per physical occupied pallet	$269.82	$268.20	0.6%
Warehouse services(3)
Throughput pallets (in thousands)	52,573	51,601	1.9%
Warehouse services revenue per throughput pallet	$32.17	$31.73	1.4%
_______________
(1)Excludes $1 million of stock-based compensation expense for the year ended December 31, 2024.
(2)Includes real estate rent expense (operating leases) of $99 million and $96 million for the year ended December 31, 2024 and 2023, respectively, and non-real estate rent expense (equipment lease and rentals) of $18 million and $21 million for the years ended December 31, 2024 and 2023, respectively.
(3)Warehouse storage and warehouse services metrics exclude managed sites.

Global warehousing segment revenues were $3,887 million for the year ended December 31, 2024, an increase of $30 million, or 0.8%, compared to $3,857 million for the year ended December 31, 2023. The net increase was primarily driven by a $76 million net increase in our non-same warehouse pool, partially offset by a $46 million decrease in our same warehouse pool, further discussed below. The foreign currency translation of revenues earned by our foreign operations had a $2 million unfavorable impact compared to the year ended December 31, 2023.
Global warehousing segment cost of operations was $2,353 million for the year ended December 31, 2024, an increase of $4 million, or 0.2%, compared to $2,349 million for the year ended December 31, 2023. The net increase included a $42 million net increase in our non-same warehouse pool, partially offset by a $38 million decrease in our same warehouse pool, further discussed below. The foreign currency translation of cost of operations from our foreign operations had less than $1 million favorable impact compared to the year ended December 31, 2023.
Global warehousing segment NOI was $1,534 million for the year ended December 31, 2024, an increase of $26 million, or 1.7%, compared to $1,508 million for the year ended December 31, 2023. The net increase included a net increase of $34 million in our non-same warehouse pool, partially offset by a decrease of $8 million in our same warehouse pool, further discussed below.
Same Warehouse Results

Year Ended December 31,
2024	2023	Change
(in millions except revenue per pallet)
Warehouse storage	$1,760	$1,816	(3.1)%
Warehouse services	1,584	1,574	0.6%
Total same warehouse revenues	3,344	3,390	(1.4)%
Power	177	177	—%
Labor	1,223	1,232	(0.7)%
Other warehouse costs	607	636	(4.6)%
Total same warehouse cost of operations	2,007	2,045	(1.9)%
Same warehouse NOI	$1,337	$1,345	(0.6)%
Total same warehouse margin	40.0%	39.7%	30	bps

Number of same warehouse sites	409	409

Warehouse storage(1)
Economic occupancy
Average occupied economic pallets (in thousands)	7,033	7,268	(3.2)%
Economic occupancy percentage	84.7%	87.5%	(280)	bps
Storage revenue per economic occupied pallet	$250.21	$249.84	0.1%
Physical occupancy
Average physical occupied pallets (in thousands)	6,510	6,747	(3.5)%
Average physical pallet positions (in thousands)	8,302	8,303	—%
Physical occupancy percentage	78.4%	81.3%	(290)	bps
Storage revenue per physical occupied pallet	$270.30	$269.13	0.4%
Warehouse services(1)
Throughput pallets (in thousands)	44,754	45,489	(1.6)%
Warehouse services revenue per throughput pallet	$32.30	$31.73	1.8%
_______
(1)Warehouse storage and warehouse services metrics exclude managed sites.

Same warehouse storage revenues decreased $56 million or 3.1% compared to the year ended December 31, 2023, primarily driven by lower average occupancy. Economic occupancy decreased by 280 basis points, as our customers rationalized inventory and production levels during continued economic pressures. Same warehouse storage revenues per economic occupied pallet increased 0.1% compared to the prior year, primarily driven by favorable rates and other changes in our business profile in response to changing customer needs.
Same warehouse services revenues increased $10 million or 0.6% compared to the year ended December 31, 2023, primarily driven by favorable rates and other changes in our business profile in response to changing customer needs, partially offset by lower throughput volumes. Same warehouse services revenue per throughput pallet increased 1.8% compared to the prior year. Throughput pallets at our same warehouses decreased 1.6% compared to the year ended December 31, 2023, primarily driven by customer rationalization of inventory and production levels as discussed above.
Same warehouse cost of operations decreased $38 million or 1.9% compared to the year ended December 31, 2023, primarily driven by lower labor and other warehouse costs including supplies and maintenance resulting from decreases in occupancy and throughput volumes discussed above.

Non-Same Warehouse Results

	Year Ended December 31,
	2024	2023		Change
	(in millions except revenue per pallet)
Warehouse storage	$282	$255		10.6%
Warehouse services	261	212		23.1%
Total non-same warehouse revenues	543	467		16.3%
Power	31	27		14.8%
Labor	194	170		14.1%
Other warehouse costs	121	107		13.1%
Total non-same warehouse cost of operations	346	304		13.8%
Non-same warehouse NOI	$197	$163		20.9%
Total non-same warehouse margin	36.3%	34.9%	140	bps

Number of non-same warehouse sites(1)	60	54

Warehouse storage (2)
Economic occupancy
Average occupied economic pallets (in thousands)	1,142	1,024		11.5%
Economic occupancy percentage	74.4%	76.5%	(210)	bps
Storage revenue per economic occupied pallet	$247.41	$247.87		(0.2)%
Physical occupancy
Average physical occupied pallets (in thousands)	1,059	970		9.2%
Average physical pallet positions (in thousands)	1,534	1,339		14.6%
Physical occupancy percentage	69.0%	72.4%	(340)	bps
Storage revenue per physical occupied pallet	$266.89	$261.77		2.0%
Warehouse services (2)
Throughput pallets (in thousands)	7,819	6,112		27.9%
Warehouse services revenue per throughput pallet	$31.42	$31.91		(1.5)%
__________________
(1) Refer to our “Same Warehouse Analysis,” which describes the composition of our non-same warehouse pool.
(2) Warehouse storage and warehouse services metrics exclude managed sites.
Non-same warehouse revenues increased $76 million or 16.3% compared to the year ended December 31, 2023, including approximately $58 million from acquisitions and $55 million from recently completed greenfield and expansion projects, partially offset by a $37 million decrease from other non-same warehouse sites including closed facilities.
Non-same warehouse cost of operations increased $42 million or 13.8% compared to the year ended December 31, 2023, including approximately $38 million from acquisitions and $25 million from recently completed greenfield and expansion projects, partially offset by a $21 million decrease from other non-same warehouse sites including closed facilities.

Global Integrated Solutions Segment
The following table presents the operating results of our global integrated solutions segment for the year ended December 31, 2024 and 2023.

	Year Ended December 31,
	2024	2023	Change
	(in millions)
Global Integrated Solutions segment revenues	$1,453	$1,485	(2.2)%
Global Integrated Solutions segment cost of operations(1)	1,222	1,241	(1.5)%
Global Integrated Solutions segment NOI	$231	$244	(5.3)%
Global Integrated Solutions margin	15.9%	16.4%	(50)	bps
_______________
(1)Excludes $2 million of stock-based compensation expense for the year ended December 31, 2024.
Global integrated solutions segment revenues were $1,453 million for the year ended December 31, 2024, a decrease of $32 million, or 2.2%, compared to $1,485 million for the year ended December 31, 2023. The decrease was due to lower volumes and the sale of a European subsidiary which occurred in September 2023, offset by increases from acquisitions. In addition, the foreign currency translation of revenues earned by our foreign operations had a $7 million favorable impact compared to the year ended December 31, 2023.
Global integrated solutions segment cost of operations was $1,222 million for the year ended December 31, 2024, a decrease of $19 million, or 1.5%, compared to $1,241 million for the year ended December 31, 2023. The decrease was due to lower volumes, cost controls, and the above-mentioned sale of a European subsidiary, offset by increases from the above-mentioned acquisitions. The foreign currency translation of cost of operations from our foreign operations had a $6 million unfavorable impact compared to the year ended December 31, 2023.
Global integrated solutions segment NOI was $231 million for the year ended December 31, 2024, a decrease of $13 million, or 5.3%, compared to $244 million for the year ended December 31, 2023. Foreign currency translation had a $1 million favorable net impact compared to year ended December 31, 2023.
Other Consolidated Operating Expenses

	Year Ended December 31,		Change
	2024	2023	%
	(in millions)
Other consolidated operating expense:
Depreciation and amortization expense	$876	$760	15.3%
General and administrative expense	$539	$502	7.4%
Acquisition, transaction, and other expense	$651	$60	985.0%
Restructuring, impairment, and (gain) loss on disposals	$57	$32	78.1%
Depreciation and amortization expense. Depreciation and amortization expense was $876 million for the year ended December 31, 2024, an increase of $116 million, or 15.3%, compared to $760 million for the year ended December 31, 2023. The increase was primarily due to information technology investments, greenfield and expansion projects, and acquisitions.
General and administrative expense. General and administrative expenses were $539 million for the year ended December 31, 2024, an increase of $37 million, or 7.4%, compared to $502 million for the year ended December 31, 2023. The increase was primarily due to higher stock-based compensation expense driven by the restructuring of our equity compensation plans in conjunction with becoming a public company, partially offset by decreases in discretionary spending. We expect our general and administrative expenses to stabilize over time and generate operating leverage. For the year ended December 31, 2024 and 2023, general and administrative expenses were 10.1% and 9.4% of total revenues, respectively.

Acquisition, transaction, and other expense. Acquisition, transaction, and other expenses were $651 million for the year ended December 31, 2024, an increase of $591 million compared to $60 million for the year ended December 31, 2023. The increase was primarily due to costs associated with our IPO, including internalization costs, stock-based compensation expense related to one-time awards associated with the IPO, and fair value adjustments related to put options issued in connection with the IPO. The increase in IPO-related costs was partially offset by a decrease in acquisition-related costs. For further detail on costs associated with our IPO and stock-based compensation, see Note 2, Capital structure and noncontrolling interests and Note 18, Stock-based compensation to the consolidated financial statements included in this Annual Report.
Restructuring, impairment, and (gain) loss on disposals. Restructuring, impairment, and (gain) loss on disposals were a net expense of $57 million for the year ended December 31, 2024, an increase of $25 million compared to a net expense of $32 million for the year ended December 31, 2023. The net increase was primarily related to higher impairment losses on intangible and real estate assets, higher net losses on other fixed asset disposals, and higher severance costs.
The increase in impairment of intangible assets included a loss of $63 million on customer relationships assets during the fourth quarter of 2024 and a loss of $7 million on a trade name during the fourth quarter of 2023. For further detail on our intangible assets, see Note 6, Goodwill and other intangible assets, net in our consolidated financial statements included in this Annual Report.
In addition, the year ended December 31, 2024 included a net gain of $51 million related to a fire which occurred at the Company’s warehouse in Kennewick, Washington. The net gain consisted of insurance reimbursement of $105 million, offset by $29 million of clean-up costs and the loss of carrying value of the impaired assets of $25 million (see Note 20, Commitments and contingencies in our consolidated financial statements included in this Annual Report for details).
Other Income (Expense)
The following table presents other items of income and expense for the years ended December 31, 2024 and 2023.

	Year Ended December 31,		Change
	2024	2023	%
	(in millions)
Other income (expense):
Interest expense, net	$(430)	$(490)	(12.2)%
Gain (loss) on extinguishment of debt	$(17)	$—	n.m.
Gain (loss) on foreign currency transactions, net	$(25)	$4	n.m.
Equity income (loss), net of tax	$(6)	$(3)	100.0%
Other nonoperating income (expense), net	$(1)	$(19)	n.m.
Interest (expense), net. We reported a net interest expense of $430 million for the year ended December 31, 2024, a decrease of $60 million, or 12.2%, compared to $490 million for the year ended December 31, 2023. The average effective interest rate of our outstanding debt was 6.1% for the year ended December 31, 2024, an increase from 5.9% for the year ended December 31, 2023, due to higher interest expense prior to substantial debt repayments with IPO proceeds. When taking into account income (expense) generated from hedging instruments, the average effective interest rate of our outstanding debt was 4.8% for the year ended December 31, 2024, an increase from 4.6% for the year ended December 31, 2023.
Gain (loss) on extinguishment of debt. Gain (loss) on debt extinguishment was a loss of $17 million for the year ended December 31, 2024, as the result of various debt refinancing arrangements. There was no gain (loss) on debt extinguishment recognized for the year ended December 31, 2023. For additional information regarding our debt, see Note 10, Debt in our consolidated financial statements included in this Annual Report.
Gain (loss) on foreign currency transactions, net. We reported a net foreign currency exchange loss of $25 million for the year ended December 31, 2024 compared to a net gain of $4 million for the year ended December 31, 2023. The increase in foreign currency exchange loss was due to unfavorable foreign currency exchange rates against the U.S. dollar, with the largest impacts driven by the euro.

Equity income (loss), net of tax. We reported a net loss from equity method investments of $6 million for the year ended December 31, 2024, as compared to $3 million net loss for the year ended December 31, 2023. The increase in net loss was primarily related to our investment in Emergent Cold LatAm Holdings, LLC.
Other nonoperating income (expense). We reported $1 million of other nonoperating income for the year ended December 31, 2024, compared to net expenses of $19 million for the year ended December 31, 2023. During the year ended December 31, 2023, the Company recognized a net loss of $21 million on the sale of Erweda BV, a European subsidiary. For additional information regarding the divestiture, see Note 4, Business combinations, asset acquisitions, and divestitures in our consolidated financial statements included in this Annual Report.
Income Tax Expense (Benefit)
Income tax benefit for the year ended December 31, 2024 was $89 million, which represented an increase of $75 million from the income tax benefit of $14 million for the year ended December 31, 2023. The tax benefit in 2024 was principally created by the tax-effect of pre-tax earnings in various jurisdictions and changes to valuation allowance on deferred tax assets, reduced by tax adjustments related to REIT activity. The tax benefit in 2023 was principally created by the tax-effect of pre-tax earnings and losses in various jurisdictions, tax adjustments related to REIT activity, and changes to uncertain tax positions. Our income taxes are discussed in more detail in Note 9, Income taxes to the consolidated financial statements included in this Annual Report.
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
The table below reconciles total segment NOI to net income (loss), which is the most directly comparable financial measure calculated in accordance with GAAP, in each case for the years ended December 31, 2024, 2023, and 2022.

	Year Ended December 31,
(in millions)	2024	2023	2022
Net income (loss)	$(751)	$(96)	$(76)
Stock-based compensation expense in cost of operations	3	—	—
General and administrative expense	539	502	399
Depreciation expense	659	552	480
Amortization expense	217	208	198
Acquisition, transaction, and other expense	651	60	66
Restructuring, impairment, and (gain) loss on disposals	57	32	15
Equity (income) loss, net of tax	6	3	—
(Gain) loss on foreign currency transactions, net	25	(4)	24
Interest expense, net	430	490	347
(Gain) loss on extinguishment of debt	17	—	(2)
Other nonoperating (income) expense, net	1	19	(2)
Income tax expense (benefit)	(89)	(14)	6
Total segment NOI	$1,765	$1,752	$1,455

We calculate EBITDA for Real Estate, or “EBITDAre”, in accordance with the standards established by the Board of Governors of the National Association of Real Estate Investment Trusts, or “NAREIT”, defined as earnings before interest income or expense, taxes, depreciation and amortization, net loss or gain on sale of real estate, net of withholding taxes, impairment write-downs on real estate property, and adjustments to reflect our share of EBITDAre for partially owned entities. EBITDAre is a measure commonly used in our industry, and we present EBITDAre to enhance investor understanding of our operating performance. We believe that EBITDAre provides investors and analysts with a measure of operating results unaffected by differences in capital structures, capital investment cycles, and useful life of related assets among otherwise comparable companies.
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

The table below reconciles EBITDA, EBITDAre, and Adjusted EBITDA to net income (loss), which is the most directly comparable financial measure calculated in accordance with GAAP, in each case for the years ended December 31, 2024, 2023, and 2022.

	Year Ended December 31,
(in millions)	2024	2023	2022
Net income (loss)	$(751)	$(96)	$(76)
Adjustments:
Depreciation and amortization expense	876	760	678
Interest expense, net	430	490	347
Income tax expense (benefit)	(89)	(14)	6
EBITDA	$466	$1,140	$955
Adjustments:
Net loss (gain) on sale of real estate assets	10	8	4
Impairment write-downs on real estate property	11	2	—
Allocation of EBITDAre of noncontrolling interests	(1)	(3)	(5)
EBITDAre	$486	$1,147	$954
Adjustments:
Net (gain) loss on sale of non-real estate assets	(1)	2	5
Other nonoperating (income) expense, net	1	19	(2)
Acquisition, restructuring, and other	542	73	71
Technology transformation	22	—	—
(Gain) loss on property destruction	(51)	—	—
Interest expense and tax expense from unconsolidated JVs	5	3	3
Depreciation and amortization expense from unconsolidated JVs	6	5	4
(Gain) loss on foreign currency exchange transactions, net	25	(4)	24
Stock-based compensation expense	215	26	17
(Gain) loss on extinguishment of debt	17	—	(2)
Impairment of intangible assets	63	7	—
Allocation adjustments of noncontrolling interests	(1)	—	—
Adjusted EBITDA	$1,329	$1,278	$1,074

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
FFO, Core FFO, and Adjusted FFO are used by management, investors and industry analysts as supplemental measures of operating performance of equity REITs. FFO, Core FFO and Adjusted FFO should be evaluated along with GAAP net income and net income per diluted share (the most directly comparable GAAP measures) in evaluating our operating performance. FFO, Core FFO, and Adjusted FFO do not represent net income or cash flows from operating activities in accordance with GAAP and are not indicative of our results of operations or cash flows from operating activities as disclosed in our consolidated financial statements included elsewhere in this Annual Report. FFO, Core FFO, and Adjusted FFO should be considered as supplements, but not alternatives, to our net income or cash flows from operating activities as indicators of our operating performance. Moreover, other REITs may not calculate FFO in accordance with the NAREIT definition or may interpret the NAREIT definition differently than we do. Accordingly, our FFO may not be comparable to FFO as calculated by other REITs. In addition, there is no industry definition of Core FFO or Adjusted FFO and, as a result, other REITs may also calculate Core FFO or Adjusted FFO, or other similarly-captioned metrics, in a manner different than we do.

The table below reconciles FFO, Core FFO, and Adjusted FFO to net income (loss), which is the most directly comparable financial measure calculated in accordance with GAAP, in each case for the years ended December 31, 2024, 2023, and 2022.

	Year Ended December 31,
(in millions)	2024	2023	2022
Net income (loss)	$(751)	$(96)	$(76)
Adjustments:
Real estate depreciation	356	325	292
In-place lease intangible amortization	8	7	9
Net loss (gain) on sale of real estate assets	10	8	4
Impairment write-downs on real estate property	11	2	—
Real estate depreciation, (gain) loss on sale of real estate and real estate impairments on unconsolidated JVs	2	3	3
Allocation of noncontrolling interests	—	—	(3)
FFO	$(364)	$249	$229
Adjustments:
Net (gain) loss on sale of non-real estate assets	(1)	2	5
Finance lease ROU asset amortization - real estate related	72	70	75
Impairment of intangible assets	63	7	—
Other nonoperating (income) expense, net	1	19	(2)
Acquisition, restructuring, and other	547	73	71
Technology transformation	22	—	—
(Gain) loss on property destruction	(51)	—	—
(Gain) loss on foreign currency transactions, net	25	(4)	24
(Gain) loss on extinguishment of debt	17	—	(2)
Core FFO	$331	$416	$400
Adjustments:
Non-real estate depreciation and amortization	411	334	288
Finance lease ROU asset amortization - non-real estate	29	23	14
Amortization of deferred financing costs	18	19	18
Amortization of debt discount / premium	1	2	(1)
Deferred income taxes expense (benefit)	(105)	(58)	(42)
Straight line net operating rent	(3)	6	—
Amortization of above / below market leases	(1)	—	1
Stock-based compensation expense	215	26	17
Recurring maintenance capital expenditures	(195)	(208)	(145)
Allocation related to unconsolidated JVs	5	3	1
Allocation of noncontrolling interests	(1)	(1)	1
Adjusted FFO	$705	$562	$552
Liquidity and Capital Resources
As of December 31, 2024, we had $173 million of cash and cash equivalents and $1.7 billion available under our Revolving Credit Facility (net of outstanding standby letters of credit in the amount of $66 million, which reduce availability). We currently expect that our principal sources of funding will include:
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
As of December 31, 2024, we expect that our funding sources as noted above will be adequate to meet our short-term liquidity requirements and capital commitments for the next twelve months. On February 15, 2024, we closed on our $2,400 million Delayed Draw Term Loan, the proceeds from which we used to repay our CMBS 4 loan on April 9, 2024, prior to maturity. During the third quarter, we used a portion of the net proceeds from our IPO to repay the Delayed Draw Term Loan, our CMBS 5 loan, and a portion of our outstanding borrowings under the Revolving Credit Facility, investing the remaining cash into money market funds. For more information regarding these debt facilities refer to Note 10, Debt in the consolidated financial statements included in this Annual Report. We expect to utilize the same sources of capital we will rely on to meet our short-term liquidity requirements to also meet our long-term liquidity requirements, which include funding our operating activities, our debt service obligations and stockholder distributions, and our future development and acquisition activities.
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
The board of directors of the Company declared a prorated quarterly cash dividend of $0.38 per share of common stock for the third quarter of 2024. The dividend was payable to shareholders of record as of September 30, 2024 and was paid on October 21, 2024. The dividend is prorated for the period commencing on July 26, 2024, the date the Company’s initial public offering was consummated, and ending on September 30, 2024. The board of directors of the Company also declared a quarterly cash dividend of $0.5275 per share of common stock for the fourth quarter of 2024. The dividend was payable to shareholders of record as of December 31, 2024 and was paid on January 21, 2025.

Outstanding Indebtedness
The following table summarizes our outstanding indebtedness as of December 31, 2024 (in millions):

As of December 31,
2024
Fixed rate	$2,123
Variable rate—unhedged	353
Variable rate—hedged	2,500
Total debt	$4,976

Percent of total debt:
Fixed rate	42.7%
Variable rate—unhedged	7.1%
Variable rate—hedged	50.2%
The variable rate debt shown above bears interest at interest rates based on various one-month rates of which SOFR is the most significant, depending on the respective agreement governing the debt, including our Revolving Credit Facility and Term Loan A. As of December 31, 2024, our debt had a weighted average term to maturity of approximately 3.8 years, assuming exercise of extension options.
For further information regarding outstanding indebtedness, please see Note 10, Debt in the consolidated financial statements included in this Annual Report.
Senior Unsecured Notes
The following table provides details of outstanding Senior Unsecured Notes (balances in millions):

	Aggregate Principal Amount at Issuance		Maturity Date	Stated Interest Rate(1)	December 31, 2024
	Borrowing Currency	USD
Series A Senior Notes	$300	300	August 20, 2026	2.22%	$300
Series B Senior Notes	$375	375	August 20, 2028	2.52%	375
Series C Senior Notes	€128	137	August 20, 2026	0.89%	133
Series D Senior Notes	€251	269	August 20, 2031	1.26%	262
Series E Senior Notes	£145	183	August 20, 2026	1.98%	182
Series F Senior Notes	£130	164	August 20, 2028	2.13%	163
Series G Senior Notes	€80	86	August 20, 2027	3.33%	83
Series H Senior Notes	€110	118	August 20, 2029	3.54%	115
Series I Senior Notes	€50	54	August 20, 2032	3.74%	52
			Total Senior Unsecured Notes		$1,665
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
The note purchase agreements governing the Senior Unsecured Notes contain covenants that, among other things, limit our ability to incur additional debt, create liens against our assets, make acquisitions, pay dividends or distributions on our stock, repurchase our stock, merge or consolidate with another entity, transfer or sell assets, enter into transactions with affiliates, change our line of business, enter into negative pledges, and conduct activities that would result in us being subject to sanctions or violating sanctions. The note purchase agreements also require us to maintain a total leverage ratio, unsecured leverage ratio, secured leverage ratio, and fixed charge coverage ratio each quarter at the same levels as those set forth in the Revolving Credit and Term Loan Agreement. As of December 31, 2024, we were in compliance with our covenants under the note purchase agreements. The note purchase agreements governing the Senior Unsecured Notes also contain customary events of default, including defaults in the payment of principal, interest or fees, defaults in compliance with the covenants set forth in the note purchase agreements, cross-defaults to certain other indebtedness, and bankruptcy and other insolvency defaults.
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
Our credit loss expense related to customer receivables was $5 million and $6 million for the year ended December 31, 2024 and 2023, respectively. As of December 31, 2024 and December 31, 2023, we maintained allowances for uncollectible balances of $10 million and $7 million, respectively, which we believed to be adequate.

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

The following table sets forth our recurring maintenance capital expenditures for the years ended December 31, 2024 and 2023.

	Year Ended December 31,
	2024	2023
(in millions)
Global warehousing	$149	$144
Global integrated solutions	21	27
Information technology and other	25	37
Maintenance capital expenditures	$195	$208
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
The following table sets forth our repair and maintenance expenses for the year ended December 31, 2024 and 2023.

	Year Ended December 31,
	2024	2023
(in millions)
Global warehousing	$144	$141
Global integrated solutions	54	59
Repair and maintenance expenses	$198	$200
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
The following table sets forth our integration capital expenditures for the years ended December 31, 2024 and 2023.

	Year Ended December 31,
	2024	2023
(in millions)
Global warehousing	$65	$42
Global integrated solutions	3	21
Information technology and other	26	12
Integration capital expenditures	$94	$75

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
•Energy and Economic Return: Energy return projects are intended to increase energy efficiency by decreasing the amount of kWh or fossil fuels consumed or reducing the cost to procure energy. Common examples include installing new LED technology, installing solar panels at a warehouse, and electrification of transportation fleet. Economic return projects require an investment of capital for a future cash flow and/or segment NOI benefit that is not an acquisition, greenfield, expansion, or energy project. Examples include addition of blast cells, racking replacements, replacing freezer doors, purchasing compressors, buying out leased equipment, and purchasing new rail cars.
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
The following table sets forth our external growth capital investments for the year ended December 31, 2024 and 2023.

	Year Ended December 31,
	2024	2023
(in millions)
Acquisitions, including equity issued and net of cash acquired and adjustments	$346	$289
Greenfield and expansion expenditures	270	267
Energy and economic return initiatives	89	110
Information technology transformation and growth initiatives	55	75
External growth capital investments	$760	$741
We completed five acquisitions and four acquisitions during the years ended December 31, 2024 and 2023, respectively. Refer to Note 4, Business combinations, asset acquisitions, and divestitures of the consolidated financial statements included in this Annual Report for more information regarding current period business combinations and asset acquisitions.
Historical Cash Flows
The following summary discussion of our cash flows is based on the consolidated statements of cash flows.

	Year Ended December 31,
	2024	2023
	(in millions)
Net cash provided by operating activities	$703	$796
Net cash used in investing activities	$(919)	$(1,066)
Net cash provided by financing activities	$320	$136

Operating Activities
For the year ended December 31, 2024, our net cash provided by operating activities was $703 million, compared to $796 million for the year ended December 31, 2023. The decrease was primarily due to an increase in net loss, adjusted for non-cash items and unfavorable changes in working capital, most significantly in accounts payable, accrued liabilities, and deferred revenue. The change in non-cash items for the year ended December 31, 2024 was primarily driven by IPO-related items, such as $215 million of stock-based compensation, $200 million of Internalization expense to Bay Grove, and $185 million of expense for vesting of Class D interests in LLH.
Investing Activities
For the year ended December 31, 2024, cash used in investing activities was $919 million. This was driven by $691 million in purchases of property, plant, and equipment, primarily for growth capital expenditures. In addition, we invested $346 million in acquisitions. Refer to Note 4, Business combinations, asset acquisitions, and divestitures in the consolidated financial statements included in this Annual Report for more information regarding business combinations and asset acquisitions. This was partially offset by $105 million of insurance proceeds related to a fire which occurred at the Company’s warehouse in Kennewick, Washington (see Note 20, Commitments and contingencies in our consolidated financial statements included in this Annual Report for details).
For the year ended December 31, 2023, cash used in investing activities was $1,066 million. This was driven by $766 million in purchases of property, plant, and equipment, primarily for growth capital expenditures, partially offset by $19 million in proceeds from the sale of assets. In addition, we invested $283 million in acquisitions, net of cash acquired, and $31 million in Emergent Cold LatAM Holdings, LLC.
Financing Activities
Our net cash provided by financing activities was $320 million for the year ended December 31, 2024. Cash provided by financing activities during 2024 was primarily driven by $4,879 million of proceeds from the issuance of common stock in our IPO (net of equity raise costs) and $600 million of net borrowings on revolving credit lines, which allowed us to repay $4,631 million of long-term debt and finance leases and pay $234 million of dividends and other distributions. Our financing outflows also included $75 million for redemption of OPEUs, $46 million for payment of deferred consideration liabilities, $45 million for financing fees, $46 million for the repurchase of common shares for employee income taxes on stock-based compensation, and other activity.
For further detail on transactions associated with our IPO, refer to Note 2, Capital structure and noncontrolling interests in the consolidated financial statements included in this Annual Report.
Our net cash provided by financing activities was $136 million for the year ended December 31, 2023. Cash provided by financing activities during 2023 consisted primarily of $96 million for repayments of long-term debt and finance leases, $36 million for payment of deferred and contingent consideration liabilities, and $46 million for distributions. The outflows were partially offset by $142 million of capital contributions (net of equity raise costs) and $215 million of net borrowings on revolving credit lines.
Critical Accounting Policies and Estimates
The consolidated financial statements have been prepared in accordance with U.S. GAAP, which requires management to make estimates, assumptions, and judgments in certain circumstances that affect the reported amounts of assets, liabilities, and contingencies as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We base our estimates on historical experience and on various other assumptions that we believe to be most appropriate and reasonable. Actual results may differ from these estimates under different assumptions or conditions. Refer to Note 1, Significant accounting policies and practices to the consolidated financial statements for our significant accounting policies. The following discussion pertains to accounting policies management believes are most critical to the portrayal of our historical financial condition and results of operations and that require a material level of subjectivity or judgement and relate to inherently highly uncertain matters.

Impairment of long-lived assets and finite lived intangible assets
We evaluate long-lived assets and finite lived intangible assets for impairment when events or changes in circumstances indicate that the carrying value of the relevant asset groups may not be recoverable or when the assets are held for sale. Our assets are evaluated at the level of the smallest identifiable group of assets that generate cash inflows that are largely independent of the cash inflows from other groups of assets, for example, an individual warehouse. Triggering events include material adverse changes in projected revenues or operating performance measures, a pattern of net losses, significant relevant negative industry trends, internal plans to dispose of an asset group, significant deterioration in the condition of the asset, and an identified impairment of related goodwill or other non-amortizable intangible assets.
Upon the occurrence of a triggering event, we assess whether the estimated undiscounted cash flows expected from the use of the asset group and the residual value from the ultimate disposal of the asset group exceed the carrying value. Undiscounted cash flows expected from the use of assets and the residual value are estimated based on our judgement using industry experience and knowledge of historical transactions and operations. If the undiscounted cash flows are less than the carrying value of the asset, its fair value is measured relying primarily on a discounted cash flow method. If the carrying value exceeds the fair value, we reduce the carrying value to fair value and record an impairment loss in earnings. Fair values are estimated using discounting based on the applicable weighted average cost of capital, independent appraisals, quotes, or expected sales prices, as applicable. Changes in market conditions, the economic environment, and other factors can significantly impact these estimates. When an impairment loss is recognized for assets to be held and used, the adjusted carrying amounts of those assets are depreciated over their remaining useful life.
Impairments of long-lived assets were $35 million, $2 million, and $1 million for the years ended December 31, 2024, 2023, and 2022, respectively. The 2024 charges primarily related to impairment of an entire warehouse in Kennewick, Washington due to a fire. In reviewing the factors of the Kennewick, Washington assets, the Company determined there were no undiscounted cash flows expected to be generated from the asset group after the fire damage, as such, it was impaired in full. There were no impairments of finite lived intangible assets in 2023 or 2022. During the fourth quarter of 2024, the Company reviewed its asset groups, including intangible assets, for qualitative indicators of impairment, noting two customer relationship assets in the Global Integrated Solutions segment which had higher customer attrition than previously expected, resulting in lower cash flow projections. For the year ended December 31, 2024, the Company recorded a total impairment loss of $63 million on these two customer relationships finite lived intangible assets.
We first assessed the undiscounted cash flows of each asset within the relevant asset group and identified the respective undiscounted cash flows were less than their carrying values. We then estimated the fair value of each asset group as a whole in order to determine the impairment to allocate on a pro rata basis relative to the carrying amounts of the long-lived assets within the group. As a result of this exercise, substantially all of the impairment was allocated to customer relationships, which employs the use of discounted future cash flows and requires key assumptions, including the following:
•Future revenue growth: we estimate future growth based on industry forecasts, historical results, and existing contracts.
•Changes in customer attrition rates.
•Discount rates: we utilize a weighted average cost of capital (“WACC”) that considers the cost of capital and cost of debt, with inputs such as risk premiums, relevant comparable public companies’ debt and capital metrics, tax rates, risk-free interest rates, and other assumptions.
•Remaining useful life: we reassessed the useful life of the customer relationships in question based on the remaining tenor of existing contracts used in the future cash flow projections.
It was determined that both of the customer relationships assets’ fair values were below the carrying values within their respective asset groups, such that they were fully impaired.
Business combinations
We account for business combinations using the acquisition method of accounting, which requires, among other things, allocation of the fair value of purchase consideration to the tangible and intangible assets acquired and liabilities assumed at their estimated fair values on the acquisition date in accordance with ASC 805, Business Combinations. The excess of the fair value of purchase price consideration over the values of these identifiable assets and liabilities is recorded as goodwill. Goodwill is assigned to each reporting unit based upon the relative fair value of the underlying business operations.

When determining the fair values of assets acquired and liabilities assumed, management makes significant estimates and assumptions, especially with respect to real estate and intangible assets. Significant estimates used in valuing intangible assets acquired in a business combination include, but are not limited to, revenue growth rates, obsolescence, customer attrition rates, operating costs and margins, capital expenditures, tax rates, long-term growth rates, and discount rates. The income approach is applied, specifically by using one of the following valuation techniques: the relief from royalty method, the multi excess earnings method, or the with-and-without method.
Significant estimates used in valuing land and buildings and improvements acquired in a business combination include, but are not limited to, the selection of comparable real estate sales, estimates of indirect costs, and entrepreneurial profit, which are added to the replacement cost of the acquired assets in order to estimate their fair market value.
Goodwill and other indefinite lived intangible assets
We evaluate the carrying value of goodwill and other intangible assets annually as of October 1 or when events occur or circumstances change that would more likely than not indicate an impairment exists.
Goodwill
Goodwill is tested for impairment by assessing qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. Qualitative factors assessed include reporting units’ financial performance as compared to budget, macroeconomic conditions, labor and energy cost trends, growth in pricing of our capital raises, and other events and trends impacting fair values of our reporting units. If, after assessing the totality of events or circumstances, or based on management’s judgment, we determine it is more likely than not the fair value of a reporting unit is less than its carrying amount, a quantitative impairment test is performed.
We determined our reporting units by identifying components of each operating segment, which are Global Warehousing and Global Integrated Solutions, and assessing these components to determine if they meet the definition of a reporting unit and whether they have similar economic characteristics that would make their aggregation appropriate. In the first quarter of 2023, we identified a change in our reporting structure, which resulted in a change in our reporting units. This represents a change in accounting estimate, for which we accounted for prospectively in 2023, reallocating carrying values of goodwill to the new reporting units using relative fair values, which were estimated as described below.
In 2023, we utilized the fair values calculated as of the first quarter of 2023 for the allocation of goodwill to assess the goodwill for impairment after the change in our reporting structure. Carrying value of each reporting unit includes assets and liabilities attributable to its business operations and allocated goodwill. Based on a comparison of the fair values to carrying values, we determined that it was more likely than not the fair values of all reporting units substantially exceeded their respective carrying values. Fair values of our reporting units are estimated using a combination of equally weighted income approach and market approach. Key assumptions included future revenue growth, operating costs and profitability, capital requirements, discount rates, and market EBITDA (defined as earnings before interest, taxes, depreciation, and amortization) multiples. At our annual impairment testing date of October 1, 2023, we assessed qualitative factors to determine whether events or circumstances indicate that the fair values of our reporting units have deteriorated since the first quarter to the fourth quarter. No such indicators were identified.
At our annual impairment testing date as of October 1, 2024, we assessed qualitative factors to determine if it is more likely than not that the fair value of each of our reporting units exceeded its carrying value. Based on the qualitative factors reviewed and given the intangible asset impairment identified in 2024, we determined to perform a quantitative assessment for two of our international reporting units, estimating fair values as described below. Carrying values of these reporting units included assets and liabilities attributable to their respective business operations and allocated goodwill. Based on a comparison of the fair values to carrying values, we determined that it was more likely than not the fair values of these two reporting units exceeded their carrying values. As such, no impairment has been identified.
Fair values of our reporting units are estimated using a combination of equally weighted income approach and market approach. It is possible that a different weighting methodology, such as 65% income approach and 35% market approach, could result in a partial impairment of one of our reporting units. The income approach is based on discounted future cash flows and requires key assumptions, including the following:
•Future revenue growth: our analyses utilized an assumption of future growth based on industry forecasts, historical results, and existing long-term contracts. The long-term revenue growth assumption used in our models was 3.0%.

•Operating costs and profitability: our analyses utilized an assumption of future operating costs based on industry forecasts, historical results, operational focus of management, and market energy cost projections, assuming a slow steady increase in our EBITDA margin at each reporting unit.
•Capital requirements: we estimated future capital requirements based on current planned expansions, appropriation requests, and projected growth of existing operations included in the estimate of future revenue growth.
•Discount rates: we utilized a WACC that considers the cost of capital and cost of debt, with inputs such as risk premiums, relevant comparable public companies’ debt and capital metrics, tax rates, risk-free interest rates, and other assumptions. Our selected WACC rates ranged from 7.8% to 10.0%.
The market approach is based on market EBITDA multiples and requires judgement in selection of comparable companies and appropriate multiples. If the market conditions deteriorate, we don’t achieve the projected revenue growth or operational efficiencies, our capital spend exceeds the estimated figures, or other negative changes in our business occur, it would trigger a goodwill impairment in one or more of our reporting units.
Other indefinite-lived intangible assets
Intangible assets with indefinite lives are reviewed for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. Indefinite-lived intangibles are tested at least annually in the fourth quarter at the individual asset level. Qualitative factors assessed include financial performance of the related business as compared to budget, macroeconomic conditions, labor and energy cost trends, and our plans regarding continued use of the intangible asset. If qualitative factors indicate that an impairment is likely, a quantitative test is performed, which consists of a comparison of the fair value of the asset to its carrying value as of the impairment testing date.
In the fourth quarter of 2023, the decision was made to phase out the use of our indefinite-lived trade name. This was determined to be a triggering event. We estimated the fair value of the trade name using the income approach, which is based on discounted future cash flows and requires key assumptions, including the following:
•Future revenue growth: we estimated future growth based on industry forecasts, historical results, and existing contracts.
•Royalty rate: we estimated the royalty rate based on comparable license agreements.
•Discount rates: we utilized a WACC that considers the cost of capital and cost of debt, with inputs such as risk premiums, relevant comparable public companies’ debt and capital metrics, tax rates, risk-free interest rates, and other assumptions.
•Remaining useful life: we estimated the useful life based on our planned phase-out period for the use of the trade name.
We compared the estimated fair value of the trade name to its carrying value and recorded an impairment loss of $7 million to write down the asset to its fair value. The remaining value of the trade name was reclassified to definite-lived and is amortized over the remaining useful life.
Stock-based compensation – performance-based awards
The Company grants equity awards, some of which include vesting conditions based on achievement of certain Company and market performance metrics. We recognize stock-based compensation expense for performance-based awards based on the estimated grant date fair value as well as the estimated amount of performance-based awards which will ultimately become vested at the end of each award’s performance period based on the achievement of the performance criteria.
Subject to the recipient’s continued status as a service provider throughout the performance period, performance-based RSUs and LTIP Units vest based on the Company’s performance during an approximately three year performance period, commencing on January 1st of the grant year (or the date of the IPO for the Relative total shareholder return of Lineage, Inc. common stock (“TSR”) metric discussed below) and ending on December 31st of the third year (or, if earlier, the date on which a change in control of the Company occurs, if applicable). The number of performance-based RSUs that vest will range from 0% to 200% of the total number of performance-based RSUs granted and the number of performance-based LTIP Units that will vest will range from 0% to 100%, both based on the attainment of the following metrics over the applicable performance period:
•Adjusted Funds from Operations per Share (“AFFO per share”);
•Same Warehouse NOI Growth (“SS NOI Growth”); and
•Total shareholder return of Lineage, Inc. common stock relative to the S&P 500 Index.

We measure grant date fair values utilizing a Monte Carlo simulation to estimate the probability of the market vesting condition being satisfied. The Monte Carlo simulation approach was selected because it is one of the most commonly utilized methods to value stock-based compensation arrangements that contain a market condition and meets the fair-value-based measurement objective of ASC 718, Compensation-Stock Compensation. Thus, we believe the use of this methodology is consistent with U.S. GAAP and most consistent with other filers, providing greater comparability of our disclosures to other filers. The Company’s achievement of the market vesting condition is contingent on its Relative TSR over the performance period. For each simulated path, the TSR is calculated at the end of the performance period and determines the vesting percentage based on achievement of the performance target. The fair value of the performance-based RSUs is the average discounted payout across all simulation paths. We forecast the likelihood of achieving the predefined AFFO per share and SS NOI Growth targets in order to calculate the expected performance-based RSUs and LTIP Units that will become vested. We use internal forecasts to estimate the achievement of AFFO per share and SS NOI Growth metrics, which are uncertain and involve assumptions of future market conditions and customer demand. To estimate the AFFO per share metric, we also forecast the future number of shares outstanding at the end of each performance year, which involves management assumptions about capital-raising activities. The amount of expected performance-based RSUs and LTIP Units that will become vested is multiplied by the grant date fair value of the awards to arrive at the total expense for a given award. This expense is then recognized ratably over the performance period.
Although we believe that the stock-based compensation expense recognized for the year ended 2024 is representative of the cumulative ratable amortization of the grant-date fair value of unvested awards outstanding, changes to the estimate of performance-based awards which will ultimately become vested or estimates of the achievement of the market vesting condition utilized in the Monte Carlo simulation could produce materially different expense recognition and grant date fair values, respectively.
New Accounting Pronouncements
Refer to Note 1 to our consolidated financial statements included elsewhere in this this Annual Report for more information regarding applicable new accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our future income and cash flows relevant to financial instruments are dependent upon prevalent market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates.
As of December 31, 2024, we had $2,772 million of variable-rate debt under our revolver and term loan agreements bearing interest at 4.5%, plus a margin of 92.5 basis points. We have entered into interest rate hedges to effectively lock in the floating rates on $2,500 million of our variable-rate debt at a weighted average rate of 1.40% plus a margin of 92.5 basis points. These hedges include swapping $1,000 million of borrowings under the Term Loan A to a weighted average fixed interest rate of 0.49% plus a margin of 92.5 basis points through 2025 and 2% caps (plus margin) totaling $1,500 million on other variable-rate debt that expire in January 2026. As a result, our exposure to changes in interest rates as of December 31, 2024 primarily consists of our $353 million of unhedged variable rate debt. As of December 31, 2024, one-month term and daily SOFR were approximately 4.5%, therefore a 100 basis point increase in market interest rates would result in an increase in interest expense to service our variable-rate debt of approximately $4 million. A 100 basis point decrease in market interest rates would result in a decrease in interest of approximately $4 million.
Foreign Currency Risk
We are exposed to foreign currency exchange variability related to investments in and earnings from our foreign subsidiaries, as the revenues and expenses of these subsidiaries are typically generated in the currencies of the countries in which they operate. Foreign currency market risk is the possibility that our results of operations or financial position could be better or worse than planned because of changes in foreign currency exchange rates. When the local currencies in these countries decline relative to our reporting currency, the U.S. dollar, our consolidated revenues, segment NOI margins, and net investment in properties and operations outside the United States decrease. The impact of currency fluctuations on our earnings is partially mitigated by the fact that most operating and other expenses are also incurred and paid in the local currency. The impact of devaluation or depreciating currency on an entity depends on the residual effect on the local economy and the ability of an entity to raise prices and/or reduce expenses. Due to our constantly changing currency exposure and the potential substantial volatility of currency exchange rates, we cannot predict the effect of exchange rate fluctuations on our business. As a result, changes in the relation of the currency of our international operations to U.S. dollars may also affect the book value of our assets and the amount of total equity. A hypothetical 10% decline in the period-end functional currencies of our foreign subsidiaries relative to the U.S. dollar would have resulted in a reduction in our total equity of approximately $360 million as of December 31, 2024.
Gains or losses from translating the financial statements of our foreign subsidiaries are reflected in the Accumulated other comprehensive income (loss) component of equity within our consolidated financial statements included in this Annual Report.
We enter into foreign currency derivative instruments to manage our exposure to fluctuations in exchange rates between the functional currencies of our subsidiaries and the currencies of the underlying cash flows. All derivatives are recognized on the consolidated balance sheets at fair value.

Item 8. Financial Statements and Supplementary Data

KPMG LLP Suite 1900 150 West Jefferson Detroit, MI 48226
Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors
Lineage, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Lineage, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive income (loss), redeemable noncontrolling interests and equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes and financial statement schedule III - real estate and accumulated depreciation (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
KPMG LLP, a Delaware limited liability partnership and a member firm of the KPMG global organization of independent member firms affiliated with
KPMG International Limited, a private English company limited by guarantee.

Indicators that real estate assets may not be recoverable
As discussed in Notes 5 and 14 to the consolidated financial statements, the Company had $8,759 million of buildings, building improvements and refrigeration equipment, $1,530 million of land and land improvements, $627 million of net operating lease right-of-use assets, and $1,254 million in net finance lease right-of-use assets (collectively, the real estate assets) as of December 31, 2024. The Company evaluates its real estate assets for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable, or when the assets are held for sale. Upon the occurrence of a triggering event, the Company assesses whether the estimated undiscounted cash flows expected from the use of the asset and the residual value from the ultimate disposal of the asset exceeds the carrying value. If the carrying value exceeds the estimated recoverable amounts, the Company reduces the carrying value to fair value and records an impairment loss in earnings.
We identified the evaluation of indicators that the carrying value of real estate assets may not be recoverable as a critical audit matter. In particular, judgments regarding the future operating cash flows of the real estate assets and the assessment of changes in market conditions on the determination of when impairment indicators exist required a high degree of auditor judgment.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the Company’s assessment by:
●inquiring of Company officials and inspecting documents such as meeting minutes of the Board of Directors to identify indicators that real estate assets may not be recoverable
●observing the property conditions of certain cold storage warehouses and inquiring of general managers regarding events or changes in circumstances that would indicate that the real estate assets may be impaired
●comparing a selection of the Company’s historical estimated cash flows by property to actual results to assess the Company’s ability to accurately forecast
●observing market conditions and property operating metrics for real estate assets.
Fair value of customer relationships
As discussed in Notes 1(k) and 4(a) to the consolidated financial statements, the Company acquired a warehouse and operating assets of ColdPoint Logistics Warehouse, LLC and ColdPoint Logistics Real Estate, LLC (collectively referred to as “ColdPoint Logistics”) on November 1, 2024. The acquisition was accounted for as business combinations and, as such, the Company recognized and measured the assets acquired and liabilities assumed at their respective acquisition-date fair values. The fair value assigned to acquired customer relationships intangibles of ColdPoint was $41 million.
We identified the evaluation of the fair value measurements of the customer relationships acquired in the ColdPoint acquisition as a critical audit matter. A high degree of subjective auditor judgment and specialized skills and knowledge were required to evaluate the significant assumptions used to estimate the fair value of these acquired assets, including:
●revenue growth rates, customer attrition rates, and discount rates for acquired customer relationships.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design of certain internal controls related to the Company’s process to allocate the purchase price to the acquired assets, including controls related to the selection and review of the above noted significant assumptions. For the acquired customer relationships, we compared forecasted revenue growth rates used by management for a selection of warehouse sites to current economic trends derived from external sources and the historical results of the acquired business. We involved valuation professionals with specialized skills and knowledge, who assisted in evaluating:
●the fair value of customer relationships by comparing, for a selection of warehouse sites acquired, customer attrition rates and discount rates to independently developed ranges using publicly available market data for comparable companies and recent acquisitions.
Valuation of Goodwill
As discussed in Note 6 to the consolidated financial statements, the goodwill balance as of December 31, 2024 was $3,338 million, a portion of which related to the Company’s two international reporting units. The Company performs goodwill impairment testing on an annual basis or when events or circumstances indicate that it is more likely than not that a reporting unit’s fair value is below its carrying value. The impairment test is performed by comparing the estimated fair value of a reporting unit to the carrying value of the reporting unit. The Company estimates the fair value using a combination of equally weighted income approach and market approach.
We identified the evaluation of the Company’s assessment of goodwill for impairment for its two international reporting units as a critical audit matter. Subjective auditor judgment was required to evaluate the future revenue growth, forecasted earnings before interest, tax, depreciation and amortization
(EBITDA) margin, and the discount rates used to estimate the fair value of each reporting unit in the income approach because these assumptions are inherently uncertain and required management to make significant estimates and judgments related to the future results of operations. Minor changes to these assumptions could have had a significant impact on the determination of the fair value of the reporting units. In addition, individuals with specialized skills and knowledge were required to assess the discount rates used to estimate the fair value of the reporting units in the income approach.
The following are the primary procedures we performed to address the critical audit matter. We evaluated the design of certain internal controls related to the Company’s assessment of goodwill for impairment related to the international reporting units, including controls related to the development of the future revenue growth, EBITDA margin, and discount rates. We evaluated each international reporting unit’s future revenue growth and EBITDA margin used by the Company to value the reporting unit by comparing them to budgets and guideline public companies. We compared the Company’s historical forecasts of revenue and EBITDA margin for each reporting unit to actual results to assess the Company’s ability to accurately forecast. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in:
●evaluating the discount rates used in the income approach by comparing them to a discount rate range that was independently developed based on publicly available market data for comparable companies
●developing an estimate of each international reporting unit’s fair value using the reporting unit’s cash flow forecast and an independently developed discount rate, and compared the result of our estimate to the Company’s fair value estimate.

/s/ KPMG LLP
We have served as the Company’s auditor since 2020.
Detroit, Michigan
February 26, 2025

LINEAGE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except par values)

	December 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$173	$68
Restricted cash	2	3
Accounts receivable, net	826	913
Inventories	187	171
Prepaid expenses and other current assets	97	101
Total current assets	1,285	1,256
Non-current assets:
Property, plant, and equipment, net	10,627	10,571
Finance lease right-of-use assets, net	1,254	1,243
Operating lease right-of-use assets, net	627	724
Equity method investments	124	113
Goodwill	3,338	3,394
Other intangible assets, net	1,127	1,280
Other assets	279	290
Total assets	$18,661	$18,871
Liabilities, Redeemable Noncontrolling Interests, and Equity
Current liabilities:
Accounts payable and accrued liabilities	$1,220	$1,137
Accrued dividends and distributions	134	110
Deferred revenue	83	94
Current portion of long-term debt, net	56	24
Total current liabilities	1,493	1,365
Non-current liabilities:
Long-term finance lease obligations	1,249	1,305
Long-term operating lease obligations	605	692
Deferred income tax liability	304	370
Long-term debt, net	4,906	8,958
Other long-term liabilities	410	159
Total liabilities	8,967	12,849
Commitments and contingencies (Note 20)
Redeemable noncontrolling interests	43	349
Stockholders’ equity:
Common stock, $0.01 par value per share – 500 authorized shares; 228 issued and outstanding at December 31, 2024 and 162 issued and outstanding at December 31, 2023	2	2
Additional paid-in capital - common stock	10,764	5,961
Series A preferred stock, $0.01 par value per share – 100 authorized shares; no issued and outstanding shares at December 31, 2024 and less than 1 issued and outstanding shares, with an aggregate liquidation preference of $1 at December 31, 2023	—	1
Retained earnings (accumulated deficit)	(1,855)	(879)
Accumulated other comprehensive income (loss)	(273)	(34)
Total stockholders’ equity	8,638	5,051
Noncontrolling interests	1,013	622
Total equity	9,651	5,673
Total liabilities, redeemable noncontrolling interests, and equity	$18,661	$18,871
See accompanying notes to consolidated financial statements.

LINEAGE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in millions, except per share amounts)

	Year Ended December 31,
	2024	2023	2022
Net revenues	$5,340	$5,342	$4,928
Cost of operations	3,578	3,590	3,473
General and administrative expense	539	502	399
Depreciation expense	659	552	480
Amortization expense	217	208	198
Acquisition, transaction, and other expense	651	60	66
Restructuring, impairment, and (gain) loss on disposals	57	32	15
Total operating expense	5,701	4,944	4,631
Income from operations	(361)	398	297
Other income (expense):
Equity income (loss), net of tax	(6)	(3)	—
Gain (loss) on foreign currency transactions, net	(25)	4	(24)
Interest expense, net	(430)	(490)	(347)
Gain (loss) on extinguishment of debt	(17)	—	2
Other nonoperating income (expense), net	(1)	(19)	2
Total other income (expense), net	(479)	(508)	(367)
Net income (loss) before income taxes	(840)	(110)	(70)
Income tax expense (benefit)	(89)	(14)	6
Net income (loss)	(751)	(96)	(76)
Less: Net income (loss) attributable to noncontrolling interests	(87)	(19)	(13)
Net income (loss) attributable to Lineage, Inc.	(664)	(77)	(63)

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on foreign currency hedges and interest rate hedges	(60)	(87)	172
Foreign currency translation adjustments	(207)	88	(221)
Comprehensive income (loss)	(1,018)	(95)	(125)
Less: Comprehensive income (loss) attributable to noncontrolling interests	(115)	(21)	(16)
Comprehensive income (loss) attributable to Lineage, Inc.	$(903)	$(74)	$(109)

Basic earnings (loss) per share	$(3.70)	$(0.73)	$(0.51)
Diluted earnings (loss) per share	$(3.70)	$(0.73)	$(0.51)

Weighted average common shares outstanding:
Basic	191	162	152
Diluted	191	162	152
See accompanying notes to consolidated financial statements.

LINEAGE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
(in millions, except per share amounts)

		Common Stock
	Redeemable noncontrolling interests	Number of shares	Par value	Additional paid-in capital	Series A preferred stock	Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total equity
Balance as of December 31, 2021	$361	148	$2	$4,995	$1	$(650)	$10	$576	$4,934
Common stock issuances, net of equity raise costs	—	11	—	935	—	—	—	—	935
Contributions from noncontrolling interests	—	—	—	11	—	—	—	6	17
Distributions	—	—	—	—	—	—	—	(43)	(43)
Common stock issued in acquisitions	—	1	—	69	—	—	—	—	69
Operating Partnership units issued in acquisitions	7	—	—	19	—	—	—	—	19
Stock-based compensation	—	—	—	9	—	—	—	8	17
Other comprehensive income (loss)	—	—	—	—	—	—	(46)	(3)	(49)
Common stock issued in exchange for redeemable noncontrolling interests	—	—	—	10	—	—	—	—	10
Purchase of redeemable noncontrolling interests	(10)	—	—	—	—	—	—	—	—
Partial redemption of convertible redeemable noncontrolling interests	(77)	—	—	21	—	—	—	—	21
Redemption of common stock	—	—	—	(4)	—	—	—	—	(4)
Redemption of units issued as stock compensation	—	—	—	(23)	—	—	—	(1)	(24)
Redeemable noncontrolling interest adjustment	(18)	—	—	18	—	—	—	—	18
Accretion of redeemable noncontrolling interests	34	—	—	(34)	—	—	—	—	(34)
Net income (loss)	1	—	—	—	—	(63)	—	(14)	(77)
Reallocation of noncontrolling interests	—	—	—	(111)	—	—	(1)	112	—
Balance as of December 31, 2022	$298	160	$2	$5,915	$1	$(713)	$(37)	$641	$5,809
See accompanying notes to consolidated financial statements.

LINEAGE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
(in millions, except per share amounts)

		Common Stock
	Redeemable noncontrolling interests	Number of shares	Par value	Additional paid-in capital	Series A preferred stock	Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total equity
Balance as of December 31, 2022	$298	160	$2	$5,915	$1	$(713)	$(37)	$641	$5,809
Common stock issuances, net of equity raise costs	—	2	—	142	—	—	—	—	142
Contributions from noncontrolling interests	—	—	—	3	—	—	—	2	5
Dividends ($0.55 per common share) and other distributions	—	—	—	—	—	(89)	—	(57)	(146)
Operating Partnership units issued in acquisitions	—	—	—	4	—	—	—	2	6
Stock-based compensation	—	—	—	15	—	—	—	11	26
Other comprehensive income (loss)	—	—	—	—	—	—	3	(2)	1
Sale of noncontrolling interests	—	—	—	—	—	—	—	(4)	(4)
Noncontrolling interests acquired in business combinations	7	—	—	—	—	—	—	—	—
Redemption of common stock	—	—	—	(12)	—	—	—	—	(12)
Redemption of units issued as stock compensation	—	—	—	(12)	—	—	—	(1)	(13)
Redemption of noncontrolling interest	—	—	—	(1)	—	—	—	—	(1)
Redeemable noncontrolling interest adjustment	8	—	—	(8)	—	—	—	—	(8)
Accretion of redeemable noncontrolling interests	36	—	—	(36)	—	—	—	—	(36)
Net income (loss)	—	—	—	—	—	(77)	—	(19)	(96)
Reallocation of noncontrolling interests	—	—	—	(49)	—	—	—	49	—
Balance as of December 31, 2023	$349	162	$2	$5,961	$1	$(879)	$(34)	$622	$5,673
See accompanying notes to consolidated financial statements.

LINEAGE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
(in millions, except per share amounts)

		Common Stock
	Redeemable noncontrolling interests	Number of shares	Par value	Additional paid-in capital	Series A preferred stock	Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total equity
Balance as of December 31, 2023	$349	162	$2	$5,961	$1	$(879)	$(34)	$622	$5,673
Common stock issuances, net of equity raise costs	—	65	—	4,874	—	—	—	—	4,874
Assumption of the Put Option liability	—	—	—	—	—	(103)	—	—	(103)
Dividends ($0.91 per common share) and other distributions ($0.91 per OP Unit and OPEU)	(1)	—	—	—	—	(209)	—	(50)	(259)
Stock-based compensation	—	2	—	176	—	—	—	39	215
Withholding of common stock for employee taxes	—	(1)	—	(46)	—	—	—	—	(46)
Other comprehensive income (loss)	—	—	—	—	—	—	(239)	(28)	(267)
Repurchase of common stock pursuant to Put Option exercise	—	—	—	(17)	—	—	—	—	(17)
Conversion of Management Profits Interests Class C units	—	—	—	(61)	—	—	—	61	—
Redemption of preferred shares and OPEUs	—	—	—	(46)	(1)	—	—	(29)	(76)
Reimbursement of Advance Distributions	—	—	—	—	—	—	—	198	198
Redemption of redeemable noncontrolling interests	(6)	—	—	—	—	—	—	—	—
Redemption of common stock	—	—	—	(25)	—	—	—	—	(25)
Reclassification of the Preference Shares	(229)	—	—	(22)	—	—	—	—	(22)
Issuance of OPEUs and settlement of Class D Units	—	—	—	114	—	—	—	73	187
Expiration of redemption option	(92)	—	—	65	—	—	—	27	92
Redeemable noncontrolling interest adjustment	8	—	—	(8)	—	—	—	—	(8)
Accretion of redeemable noncontrolling interests	15	—	—	(15)	—	—	—	—	(15)
Net income (loss)	(1)	—	—	—	—	(664)	—	(86)	(750)
Reallocation of noncontrolling interests	—	—	—	(186)	—	—	—	186	—
Balance as of December 31, 2024	$43	228	$2	$10,764	$—	$(1,855)	$(273)	$1,013	$9,651
See accompanying notes to consolidated financial statements.

LINEAGE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in millions)	2024	2023	2022
Cash flows from operating activities:
Net income (loss)	$(751)	$(96)	$(76)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for credit losses	5	6	5
Impairment of long-lived and intangible assets	98	9	1
Gain on insurance recovery (see Note 20, Commitments and contingencies)	(76)	—	—
Loss on sale of a subsidiary (see Note 4, Business combinations, asset acquisitions, and divestitures)	—	21	—
Depreciation and amortization	876	760	678
(Gain) loss on extinguishment of debt, net	17	—	(2)
Amortization of deferred financing costs and above/below market debt	19	21	17
Stock-based compensation	215	26	17
(Gain) loss on foreign currency transactions, net	25	(4)	24
Deferred income tax	(105)	(58)	(42)
Vesting of Class D interests (see Note 2, Capital structure and noncontrolling interests)	185	—	—
One-time Internalization expense to Bay Grove (see Note 2, Capital structure and noncontrolling interests)	200	—	—
Put Options fair value adjustment	31	—	—
Other operating activities	19	9	4
Changes in operating assets and liabilities (excluding effects of acquisitions):
Accounts receivable	64	43	(156)
Prepaid expenses, other assets, and other long-term liabilities	(29)	(12)	(53)
Inventories	(18)	8	(13)
Accounts payable and accrued liabilities and deferred revenue	(85)	51	84
Right-of-use assets and lease obligations	13	12	13
Net cash provided by operating activities	703	796	501
Cash flows from investing activities:
Acquisitions, net of cash acquired	(346)	(283)	(1,640)
Deposits on pending acquisitions and related refunds, net	3	—	93
Purchase of property, plant, and equipment	(691)	(766)	(813)
Proceeds from sale of assets	7	19	4
Proceeds from insurance recovery on impaired long-lived assets	105	—	—
Investments in Emergent Cold LatAm Holdings, LLC	(20)	(31)	(12)
Proceeds from repayment of notes by related parties	15	—	—
Other investing activity	8	(5)	(1)
Net cash used in investing activities	(919)	(1,066)	(2,369)
Cash flows from financing activities:
Capital contributions, net of equity raise costs	—	142	942
Issuance of common stock in IPO, net of equity raise costs	4,879	(6)	—
Dividends and other distributions	(234)	(46)	(180)
Redemption of redeemable noncontrolling interests	(6)	—	(56)
Repurchase of common shares for employee income taxes on stock-based compensation	(46)	—	—
Repurchase of common stock pursuant to Put Option exercise	(17)	—	—
Financing fees	(45)	—	(9)
Proceeds from long-term debt	2,481	—	946
Repayments of long-term debt and finance leases	(7,112)	(96)	(103)
Payment of deferred and contingent consideration liabilities	(46)	(36)	(8)
Borrowings on revolving line of credit	4,112	1,431	2,465
Repayments on revolving line of credit	(3,512)	(1,216)	(2,152)
Redemption of units issued as stock compensation	(2)	(12)	(8)
Redemption of common stock	(25)	(12)	—
Redemption of OPEUs	(75)	—	—
Settlement of Put Option liability	(27)	—	—
Other financing activity	(5)	(13)	3
Net cash provided by financing activities	320	136	1,840
Impact of foreign exchange rates on cash, cash equivalents, and restricted cash	—	3	(10)
Net increase (decrease) in cash, cash equivalents, and restricted cash	104	(131)	(38)
Cash, cash equivalents, and restricted cash at the beginning of the period	71	202	240
Cash, cash equivalents, and restricted cash at the end of the period	$175	$71	$202

LINEAGE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2024	2023	2022
Supplemental disclosures of cash flow information:
Cash paid for taxes	$36	$31	$74
Cash paid for interest	$523	$594	$354
Noncash activities:
Purchases of property, plant, and equipment in Accounts payable and accrued liabilities	$118	$104	$100
Issuance of Put Option liability	$103	$—	$—
Accrued dividends, distributions, and dividend equivalents	$135	$109	$11
Debt assumed on acquisitions	$14	$3	$35
Equity issued on acquisitions	$—	$6	$96
Net deferred and contingent consideration on acquisitions	$12	$11	$30
Equity issued in exchange for redeemable noncontrolling interests	$—	$—	$10
Redemptions of stock-based compensation not yet paid in cash	$—	$—	$7
Noncash capital contributions	$—	$(3)	$(7)
Noncash common stock issuances	$1	$—	$—
Equity raise costs	$6	$—	$—

See accompanying notes to consolidated financial statements.

LINEAGE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Table of Contents for Notes to Consolidated Financial Statements

LINEAGE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(1)Significant accounting policies and practices
(a)Nature of operations
Lineage, Inc. was organized in 2017 under Maryland law by an affiliate of Bay Grove Capital, LLC (“Bay Grove Capital”) and operates as a real estate investment trust (“REIT”) for United States (“U.S.”) federal income tax purposes.
Lineage, Inc. together with its subsidiaries (individually or collectively as the context requires, the “Company”) is a global temperature-controlled warehouse REIT with a modern and strategically located network of temperature-controlled warehouses. The Company offers a broad range of essential warehousing services and integrated solutions for a variety of customers with complex requirements in the food supply chain. The Company's primary business is temperature-controlled warehousing, and the Company owns and operates the majority of its facilities. The Company provides customers with storage space, as well as handling and other warehousing services. The Company may rent to a customer an entire warehouse, a set amount of reserved space in a warehouse for a set term, or non-exclusive space in a warehouse pursuant to a storage agreement. In addition, the Company operates several critical and value-add temperature-controlled business lines within its integrated solutions business, including, among others, transportation and refrigerated rail car leasing. Lineage Logistics Holdings, LLC (“LLH”) is the Company’s principal operating subsidiary. Bay Grove Management Company, LLC (“Bay Grove Management”), an affiliate of Bay Grove Capital, provides LLH operating support pursuant to a transition services agreement. As of December 31, 2024, the majority of the outstanding common shares of the Company were held by BG Lineage Holdings, LLC, a Delaware limited liability company (“BGLH”). The Company is the general partner of Lineage OP, LP, formerly known as Lineage OP, LLC (“Lineage OP” or the “Operating Partnership”) and owns a controlling financial interest in Lineage OP. Lineage OP holds all direct interests in LLH other than certain interests held by BG Maverick, LLC (“BG Maverick”). Prior to the IPO and Formation Transactions described below, LLH MGMT Profits, LLC (“LLH MGMT”) and LLH MGMT Profits II, LLC (“LLH MGMT II”) also held certain interests in LLH.
On July 26, 2024, the Company closed its initial public offering (the “IPO”) of 56,882,051 shares of its common stock at a price of $78.00 per share, with a subsequent exercise in full by the underwriters of their option to purchase from the Company an additional 8,532,307 shares of common stock that closed on July 31, 2024. The net proceeds from the IPO were $4,873 million. In connection with the IPO, the Company effectuated certain changes in its capital structure to facilitate the offering. The impacts of these transactions (the “Formation Transactions”) on the Company’s capital structure are described in Note 2, Capital structure and noncontrolling interests.
(b)Basis of presentation and principles of consolidation
The accompanying consolidated financial statements have been prepared in conformity with the accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain prior period amounts have been reclassified to conform to current period presentation. The accompanying consolidated financial statements include the accounts of Lineage, Inc. consolidated with the accounts of all subsidiaries and affiliates in which the Company holds a controlling financial interest as of the financial statement date.
The Company consolidates a voting interest entity (“VOE”) in which it has a controlling financial interest and a variable interest entity (“VIE”) if it possesses both the power to direct the activities of the VIE that most significantly affect its economic performance, and (a) is obligated to absorb the losses that could be significant to the VIE or (b) holds the right to receive benefits from the VIE that could be significant to the VIE. As of December 31, 2024, the Company did not have any VIEs.

LINEAGE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(c)Use of estimates in preparation of financial statements
The preparation of the Company’s consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the financial statement date and the reported amounts of revenues and expenses during the period. The Company bases its estimates on various factors and information which may include, but are not limited to, history and prior experience, expected future results, new related events, and economic conditions, which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from the estimates used in preparing the Company’s consolidated financial statements.
(d)Cash and cash equivalents
The Company maintains its cash balances in financial institutions, which at times may exceed federally insured limits. The Company has not experienced any losses and does not believe it is exposed to any significant credit risk related to cash and cash equivalents. The Company considers all highly liquid investments with original maturity of three months or less at the time of purchase to be cash equivalents, which includes money market funds.
(e)Restricted cash
The Company has classified certain cash balances as restricted cash pursuant to workers’ compensation insurance policies and debt agreements.
(f)Accounts receivable and Notes receivable
Accounts receivable are recorded at the invoiced amount and are stated net of estimated allowances for uncollectible balances. Notes receivable primarily consist of amounts that are due and payable related to a variety of unique Company transactions. The current portion of notes receivable is recorded in Accounts receivable, net and the non-current portion is recorded in Other assets in the consolidated balance sheets. The current portion of notes receivable was $1 million and $6 million as of December 31, 2024 and December 31, 2023, respectively. There were no non-current notes receivable as of December 31, 2024, and the non-current portion of notes receivable was $20 million as of December 31, 2023. Allowances for uncollectible balances are reserved based on expected credit losses. Management exercises judgement in establishing these allowances and considers the balance outstanding and payment history. The Company writes off receivables against the allowances after all reasonable collection efforts are exhausted. The Company’s allowance for accounts receivable was $10 million and $7 million as of December 31, 2024 and December 31, 2023, respectively.
(g)Derivatives
The Company enters into derivative financial instruments, such as interest rate swaps and caps to manage interest rate exposures. The Company’s derivative instruments include instruments that qualify and instruments that do not qualify for cash flow hedge accounting treatment. To qualify for hedge accounting, the hedging relationship, both at inception of the hedge and on an ongoing basis, must be expected to be highly effective at offsetting the variability in hedged cash flows attributable to the hedged risk (e.g., a variable interest rate index).
Certain of the Company’s foreign operations expose the Company to fluctuations of exchange rates. These fluctuations may impact the value of the Company’s cash receipts and payments in terms of the Company’s functional currency. The Company enters into foreign currency derivative instruments to manage its exposure to fluctuations in exchange rates between the functional currencies of the Company’s subsidiaries and the currencies of the underlying cash flows.
All derivatives are recognized on the consolidated balance sheets at fair value and are generally reported gross, regardless of netting arrangements. For derivatives that qualify for hedge accounting, on the date the derivative contract is entered into, the Company designates the derivative as a hedge of the variability of cash flows attributable to a designated hedged risk (e.g., interest rate or foreign exchange risk). For derivatives designated as qualifying cash flow hedges, the gain or loss on the derivative and corresponding tax impact is recorded in Accumulated other comprehensive income (loss) and subsequently reclassified into earnings in the same period during which the hedged transaction affects earnings and within the same income statement line item as the earnings effect of the hedged item. Gains and losses on

LINEAGE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
hedge components excluded from the assessment of effectiveness are recognized over the life of the hedge on a systematic and rational basis and are recorded in the same income statement line item as the hedged item.
Derivatives not designated as accounting hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the hedge accounting requirements or the Company has not elected to apply hedge accounting. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings and presented within Interest expense, net and Gain (loss) on foreign currency transactions, net.
The fair value of the interest rate swaps and caps and foreign currency forward contracts are estimated at an amount the Company would receive or pay to terminate the agreement at the balance sheet date, taking into consideration current interest rates, foreign exchange rates, and creditworthiness of the counterparty.
(h)Inventories
Inventories consist of manufactured goods and goods acquired for resale, which are stated at the lower of cost (determined generally on a first in, first out basis) or net realizable value.
(i)Property, plant, and equipment, net
The Company records additions to property, plant, and equipment used in operations at cost, which includes asset additions, improvements, and betterments. With respect to constructed assets, all materials, direct labor, and contract services are capitalized.
Normal repairs and maintenance and other costs that do not improve the property, extend the useful life, or otherwise do not meet capitalization criteria are expensed as incurred.
The Company capitalizes certain costs related to the development of internal-use software projects. Costs related to preliminary project activities and post-implementation activities are expensed as incurred and certain costs related to the application development stage are capitalized.
The Company depreciates property, plant, and equipment to estimated salvage value primarily using the straight-line method over estimated useful lives.
The Company evaluates property, plant, and equipment for impairment when events or changes in circumstances indicate that the carrying value of the relevant asset group may not be recoverable or when the assets are held for sale. Upon the occurrence of a triggering event, the Company assesses whether the estimated undiscounted cash flows expected from the use of the asset and the residual value from the ultimate disposal of the asset exceed the carrying value. If the carrying value exceeds the estimated recoverable amounts, the Company reduces the carrying value to fair value and records an impairment loss in earnings.
(j)Goodwill and other intangible assets
Goodwill is recorded to the extent that the purchase price of an acquisition exceeds the fair value of the identifiable net assets acquired and is tested for impairment on an annual basis. Interim testing is performed more frequently if events or circumstances indicate that it is more-likely-than-not that a reporting unit’s fair value is below its carrying value.
The Company evaluates the carrying value of goodwill each year as of October 1 by performing a qualitative assessment of various factors to determine whether the existence of events or circumstances leads to a determination that it is more-likely-than-not that the fair value of the reporting unit is less than its carrying value. If, after assessing the totality of events or circumstances, or based on management’s judgment, the Company determines it is more likely than not the fair value is less than its carrying amount, a quantitative assessment is performed. The quantitative assessment includes estimation of the fair value of each reporting unit, using a combination of discounted cash flow method and the market approach based on market multiples. The estimated fair value is then compared to the reporting unit’s carrying amount. If the carrying amount is greater than the fair value, an impairment loss is recognized in an amount equal to the excess of carrying value over fair value.

LINEAGE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Intangible assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment is recognized when estimated future cash flows expected to result from the use of the intangible asset are less than its carrying amount. When an impairment is identified, the carrying amount of the intangible asset is reduced to its estimated fair value. The Company amortizes intangible assets with definite lives in a pattern that reflects the expected consumption of related economic benefits or on a straight-line basis over the estimated economic lives.
(k)Business combinations
The Company accounts for its business combinations using the acquisition method of accounting, which requires allocation of the fair value of purchase consideration to the tangible and intangible assets acquired and liabilities assumed at their estimated fair values on the acquisition date. The excess of the fair value of purchase price consideration over the values of these identifiable assets and liabilities is recorded as goodwill.
When determining the fair values of assets acquired and liabilities assumed, management makes significant estimates and assumptions, especially with respect to real estate and intangible assets. Significant estimates used in valuing land and buildings and improvements acquired in a business combination include, but are not limited to, the selection of comparable real estate sales, estimates of indirect costs and entrepreneurial profit, which are added to the replacement cost of the acquired assets in order to estimate their fair market value. Significant estimates used in valuing intangible assets acquired in a business combination include, but are not limited to, revenue growth rates, obsolescence, customer attrition rates, operating costs and margins, capital expenditures, tax rates, long-term growth rates, and discount rates. During the measurement period, not to exceed one year from the date of acquisition, the Company may record adjustments to the assets acquired and liabilities assumed, with a corresponding offset to goodwill if new information is obtained related to facts and circumstances that existed as of the acquisition date. After the measurement period, any subsequent adjustments are reflected in the consolidated statements of operations and comprehensive income (loss). Refer to Note 4, Business combinations, asset acquisitions, and divestitures for further detail.
(l)Asset acquisitions
Asset acquisitions involve the acquisition of an asset, or a group of assets, and may also involve the assumption of liabilities associated with an acquisition that does not meet the GAAP definition of a business. Asset acquisitions are accounted for by the Company using a cost accumulation model. Under the cost accumulation model, the cost of the acquisition, including certain transaction costs, is allocated to the assets acquired on the basis of relative fair values. If the Company previously leased the purchased asset, the difference between the right-of-use (“ROU”) asset and ROU liability at the purchase date adjusts the final amount capitalized.
(m)Investments in partially owned entities
The Company accounts for its investments in partially owned entities where the Company does not have a controlling interest but has significant influence using the equity method of accounting, under which the net income of the entity is recognized in income and presented in Equity method investments in the consolidated balance sheets. Allocations of profits and losses are made per the terms of the organizational documents.
The Company has interests in partially owned entities where the Company does not have a controlling interest or significant influence. These investments do not have readily determinable fair values, and the Company has elected the measurement alternative to measure these investments at cost less impairment, adjusted by observable price changes, with any fair value changes recognized in earnings. Refer to Note 13, Fair value measurements for additional information. As of December 31, 2024 and December 31, 2023, the carrying amount of these investments was $29 million and $30 million, respectively, and is presented in Other assets in the consolidated balance sheets.
(n)Leases
The Company determines if an arrangement is or contains a lease at contract inception. For all leases where the initial term is greater than twelve months and the Company is the lessee, the Company recognizes as of the lease

LINEAGE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
commencement date a liability and a corresponding ROU asset on the consolidated financial statements. Leases with terms of twelve months or less (“short-term leases”) are not recognized in the consolidated balance sheets and the lease payments are recognized in the consolidated statements of operations and comprehensive income (loss) on a straight-line basis over the lease term.
Lease liabilities are recognized based on the present value of the remaining future minimum lease payments over the lease term. The Company has lease agreements with lease and non-lease components, which generally relate to taxes and common area maintenance. For all classes of assets, the Company accounts for the lease and non-lease components as a single lease component for both lessee and lessor leases. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based upon information available at the commencement date to determine the present value of future minimum lease payments. The corresponding lease ROU assets are recognized at an amount equal to the future minimum lease payments, as adjusted for prepayments, incentives, and initial direct costs. Variable lease payments which depend on an index or rate are excluded from the calculation of future minimum lease payments. For leases acquired in a business combination, the lease ROU assets are also adjusted for any off-market (favorable or unfavorable) terms.
The lease term used to calculate the lease liability includes options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Variable lease payments are recognized in the period in which those payments are incurred.
For both operating and finance leases, the lease liability is amortized using the effective interest method. In each period, the liability is increased to reflect the interest that is accrued on the related liability, offset by a decrease in the liability resulting from the periodic lease payments. For finance leases, the ROU asset is amortized and recorded within Amortization expense on the consolidated statements of operations and comprehensive income (loss). For operating leases, the ROU asset is amortized and recorded within Cost of operations or General and administrative expense on the consolidated statements of operations and comprehensive income (loss), depending on the nature of the ROU asset.
For all leases where the Company is the lessor, the Company evaluates the contract for classification as a sales-type, direct financing, or operating lease. The Company does not have any material sales-type leases. The Company has lessor arrangements with lease and non-lease components. Where the lease is determined to be the predominant component, the Company combines non-lease components that share the same pattern of transfer as the lease component (e.g., common area maintenance, utilities, storage services) and the combined component is accounted for under Accounting Standards Codification (“ASC”) 842, Leases. Certain contracts may also include non-lease components that are more variable in nature and do not share the same pattern of transfer as the lease component (e.g., handling and other accessorial service), and these non-lease components are accounted for under ASC 606, Revenue from Contracts with Customers. For operating leases, the Company assesses the probability of payment collection at commencement of the lease contract and subsequently recognizes lease income over the lease term on a straight-line basis. Changes in variable payments based on an index or rate are recorded in earnings in the period in which they become effective.
Property, plant, and equipment underlying lessor leases is included in Property, plant, and equipment, net on the consolidated balance sheets. The gross value and net value of these assets was $1,770 million and $1,493 million, respectively, as of December 31, 2024. The gross value and net value of these assets was $1,843 million and $1,636 million, respectively, as of December 31, 2023. Depreciation expense for such assets was $66 million, $57 million and $51 million for the years ended December 31, 2024, 2023, and 2022, respectively.
(o)Deferred financing costs
Deferred financing costs consist of loan fees and other financing costs related to the Company’s outstanding indebtedness and credit facility commitments and are amortized to interest expense over the terms of the related debt or commitment on a straight‑line basis, which approximates effective interest amortization. If a loan is refinanced or paid before its maturity, any unamortized deferred financing costs will generally be expensed unless specific rules are met that would allow for the carryover of such costs to the refinanced debt.

LINEAGE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Deferred financing costs related to the Company’s outstanding debt are included in the Company’s consolidated balance sheets as a contra-liability within Long-term debt, net and deferred financing costs related to the Company’s revolving credit facility are recorded within Other assets (see Note 10, Debt).
(p)Income tax status
The Company elected to be taxed as a REIT under Section 856(c) of the Internal Revenue Code, commencing with its taxable year ended December 31, 2020. As a REIT, the Company is generally not subject to federal income tax if the Company distributes at least 100% of its REIT taxable income as a dividend to its stockholders each year. If the Company fails to qualify as a REIT in any taxable year and is unable to obtain relief under certain statutory provisions, it will be subject to federal income tax on its taxable income at regular corporate rates and may not be able to qualify as a REIT for the four subsequent taxable years. Even as a REIT, the Company may also be subject to certain state and local income taxes, franchise taxes, or federal income and excise taxes on undistributed taxable income or on recognized built-in gains. The Company is subject to income taxes for certain U.S. subsidiaries which have elected to be taxed as taxable REIT subsidiaries (“TRSs”). Additionally, the Company has non-U.S. subsidiaries that are subject to income taxes in the foreign jurisdictions in which they operate. As such, a provision for income taxes related to the TRSs and the non-U.S. subsidiaries has been made in the consolidated financial statements, as described below.
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not some portion or all of the deferred tax asset will not be realized.
The Company evaluates tax positions taken or expected to be taken in the course of preparing the Company’s consolidated financial statements to determine whether the tax positions are “more likely than not” to be sustained by the applicable tax authority. A liability is accrued for tax positions taken on a tax return that are not deemed to meet the “more likely than not” threshold in the year the tax position is taken. Recognized income tax positions are measured at the largest amount that has a greater than 50% likelihood of being realized. The Company has elected an accounting policy to classify interest and penalties, if any, as income tax expense.
Common stock distributions paid by the Company to its stockholders are characterized for U.S. federal income tax purposes as ordinary income, qualified dividend, capital gains, non-taxable returns of capital, or a combination thereof. Common stock distributions that exceed the Company’s current and accumulated earnings and profits (calculated for tax purposes) constitute a return of capital rather than a dividend and generally reduce the basis that stockholders have in the common stock. During each year, the Company notifies shareholders of the taxability of the common stock distributions paid during the preceding year. The payment of common stock distributions is dependent upon the Company’s financial condition, operating results, and REIT distribution requirements. The composition of the Company’s distributions per common share for each tax year presented is as follows, where tax year 2024 distributions are based on an estimate:

	2024	2023	2022
Ordinary income	—%	92%	57%
Qualified dividend	—%	8%	5%
Capital gain distribution	—%	—%	21%
Return of capital	100%	—%	17%
	100%	100%	100%

LINEAGE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(q)Segment reporting
The Company’s business is organized into two reportable segments, which are the same as the Company’s operating segments: Global Warehousing and Global Integrated Solutions. These segments are strategic business groups containing differing service offerings, which are managed separately. The accounting policies used in the preparation of the Company’s reportable segments financial information are the same as those described in this Note.
•Global Warehousing - This segment utilizes the Company's industrial real estate properties to provide temperature-controlled warehousing services to its customers. Revenues in this segment are generated from storage services and related activities, such as handling, case-picking, order assembly, load consolidation, quality control, re-packaging, and other such value-add services. Cost of operations in this segment primarily consists of labor, power, other warehouse costs.
•Global Integrated Solutions - This segment complements Global Warehousing with specialized cold-chain services. Revenues in this segment are generated primarily from transportation fees, and additionally include redistribution services, multi-vendor less-than-full-truckload consolidation, transportation brokerage, drayage services to and from ports, freight forwarding, rail transportation services, sales of prepared food, and e-commerce fulfillment services. Cost of operations in this segment primarily consists of third-party carrier charges, labor, fuel, and rail and vehicle maintenance.
The Company’s chief executive officer serves in the role of the Company’s chief operating decision maker (“CODM”). The CODM uses revenues and segment net operating income (“NOI”) to evaluate segment performance. By assessing the profitability of each segment, the CODM gains insights into the relative contribution of each segment to the overall Company results. It also allows the CODM to effectively allocate resources between the segments for optimal utilization of the Company’s resources, as he can analyze trends in segment NOI over time, identify primary drivers, and address any significant areas of concern. Segment NOI is calculated as a segment’s revenues less its cost of operations, excluding any stock-based compensation recorded in Cost of operations. Segment NOI is not a measurement of financial performance under GAAP and may not be comparable to similarly titled measures of other companies.
(r)Revenue recognition
The Company has warehousing operations, which includes storage, ancillary services required to prepare and move customers’ pallets into, out of, and around the facilities, managed services, and other contract revenues. The Company receives variable consideration for the services rendered, comprised of per-unit pricing or time and materials pricing. Separate performance obligations arise for storage services, handling, case-picking, order assembly and load consolidation, quality control, re-packaging, government-approved storage and inspection, and other ancillary services. The Company’s performance obligations for these are satisfied over time as customers simultaneously receive and consume the benefits of the services. Some customer contracts contain a promise to provide a minimum commitment of warehousing services during a defined period. When the minimum volume commitment is substantive, the minimum commitment amount is deemed fixed consideration to be included in the transaction price. Any variable consideration related to storage renewals or incremental handling charges above stated minimums are allocated to the period in which services are performed. The Company charges its customers “inbound” and “outbound” product handling fees, which are billed upfront upon receipt of product from customers. Deferred revenue represent billings for storage services invoiced in advance and the outbound portion of product handling fees related to customer product inventory on hand as of period end, as the Company has not yet fulfilled the promise to provide such storage and outbound product handling services.
The Company provides managed services, included in the Global Warehousing segment, for which the contract compensation arrangement includes reimbursement of operating costs plus a fixed management fee. The Company also charges customers a revenue share fee, which is a form of variable consideration as a percentage of gross revenue generated from warehouse management. This revenue share is included in the transaction price, and the Company’s practice is to record the revenue share expected to be earned over the service period using historical data. The Company charges the customer for the fixed management fee and the revenue share on a monthly basis and accepts payment according to approved payment terms. The managed services are the only performance obligation in these contracts, and the Company provides the services over the term of the contract. This single performance obligation represents a series

LINEAGE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
of distinct services performed during the contract period, as the services provided are substantially the same and have the same pattern of transfer to the Company’s customers. Managed services revenues are recognized over time as the services are performed. Such fees and related cost reimbursements are presented on a gross basis, as the Company is the principal in the arrangement.
The Company receives lease revenues as the lessor for certain buildings and warehouses or identified space within a warehouse. Lease revenues are generally fixed over the duration of the contract, though some have variable rate escalators, and often lease contracts contain clauses permitting extension or termination. Lease incentives and options for purchase of the leased asset by the lessee are generally not offered. Lease revenue earned under operating lease agreements is recognized on a straight-line basis over the term of the leases. Variable lease payments are recognized in the period in which those payments are incurred.
The Company provides integrated solutions that include transportation services, which includes full-load transportation, load-to-load consolidation, freight forwarding, and other accessorial services. The Company receives consideration for the services rendered, comprised of per-route pricing by load, pallet, or case. A performance obligation is created when a customer submits a purchase order for the transport of goods and is satisfied upon completion of the delivery. Transportation revenue is recognized proportionally over time as a shipment moves from origin to destination, and related reimbursable costs are recognized as incurred. Payments for billed services are remitted according to approved payment terms. In addition, this revenue includes lease revenue for the Company’s insulated and refrigerated rail cars which is recognized on a straight-line basis over the lease agreement.
The Company has redistribution operations, where it redistributes certain food products under contracts with fixed mark-up fees. The Company receives consideration for the services rendered, comprised of per-pound pricing for the product procured and redistributed and a variable freight rate that represents costs passed on to the customer for amounts incurred to arrange for or transport the product. These operations for redistribution of products are each considered performance obligations to provide such services. A performance obligation is created when a customer submits a purchase order for the purchase of goods. Revenue is recognized at a point in time, when the performance obligation is satisfied, upon delivery of product. Payments for billed services are remitted according to approved payment terms. The customers’ ability to control the pricing, where products can be distributed to, and where products can be purchased from suggest that the Company is not serving as a principal in the arrangement. The Company’s policy is to report revenue from redistribution operations net of the related cost of sales, as the Company is acting as an agent on behalf of its customers.
The Company generates revenues from the sale of frozen foods, where it procures and sells prepared and frozen food product to certain customers. A performance obligation is created when a customer submits a purchase order for the purchase of goods. Revenue is recognized at a point in time, when the performance obligation is satisfied, upon delivery of product.
The Company provides e-commerce fulfillment services, which include storage, packaging, and transportation and delivery to end consumers. A performance obligation is created when a customer submits a purchase order for distribution of their goods to the end consumer. The Company generally does not have ownership of the product being distributed, as such, it is not part of the Company’s inventory balance. E-commerce revenue is recognized at a point in time, when the performance obligation is satisfied, typically upon shipping of product.
Sales and other consumption taxes the Company collects from customers and remits to government agencies are excluded from revenue.
For the years ended December 31, 2024, 2023, and 2022, no individual customer accounted for more than 10% of total revenue.
The difference in timing of revenue recognition, billings, and cash collections results in accounts receivable, unbilled receivables, and deferred revenue balances. Generally, the customer is billed no less frequently than on a monthly basis. However, the Company may bill and receive advances or deposits from customers, particularly on storage and handling

LINEAGE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
services, before revenue is recognized, resulting in deferred revenue. These assets and liabilities are reported on the consolidated balance sheets at the end of each reporting period in Accounts receivable, net and Deferred revenue.
Refer to Note 3, Revenue for additional information.
(s)Stock-based Compensation
The Company grants equity awards, including awards that vest over time and awards that vest based on time and achievement of specific Company and market performance criteria, to certain eligible employees, consultants, and members of the Board. The Company accounts for all awards under ASC 718, Compensation - Stock Compensation. Refer to Note 18, Stock-based compensation for additional details on each type of equity award granted, including terms and estimation methodologies.
(t)Acquisition, transaction, and other expense
Acquisition, transaction, and other expense includes costs associated with business transactions, whether consummated or not, such as advisory, legal, accounting, valuation, other professional or consulting fees, integration costs, and costs incurred in preparation for, or as a direct result of, Lineage, Inc. becoming a public company. These costs are expensed as incurred. It also includes employee-related expenses associated with acquisitions, such as acquisition-related severance and consulting agreements.
(u)Restructuring and impairment expense
Restructuring and impairment expense includes certain contractual and negotiated severance and separation costs from exited former executives, costs related to reductions in headcount to achieve operational efficiencies, and costs associated with exiting non-strategic operations. The Company records such costs when there is a substantive plan for employee severance or employees are otherwise entitled to benefits (e.g., in case of one-time terminations) and related costs are probable and estimable. It also includes gains (losses) on dispositions of property, plant, and equipment and impairments of long-lived assets.
(v)Foreign currency
The accounts of the Company’s foreign subsidiaries are measured using functional currencies other than the U.S. dollar (“USD”). Revenues and expenses of these subsidiaries are translated into USD at the average exchange rate for the period and assets and liabilities are translated at the exchange rate as of the end of the reporting period. Gains or losses from translating the financial statements of these subsidiaries are included in stockholders’ equity as a component of Accumulated other comprehensive income (loss).
(w)Accrued distributions
In order to maintain its qualification as a REIT, Lineage, Inc. must meet certain distribution requirements through a dividend declared to its stockholders. Prior to the IPO, when Lineage, Inc. paid its required dividend to its stockholders, Lineage OP also paid a corresponding pro-rata distribution to all its investors. The Company had an accounting policy to accrue a distribution payable to the investors in Lineage OP other than Lineage, Inc. (“Non-Company LPs”) at the same time that Lineage, Inc. declared and accrued a dividend to its stockholders even though the distribution to the Non-Company LPs was not formally declared. Lineage OP was also required by its operating agreement to pay a quarterly distribution to BG Cold, LLC (“BG Cold”).
After the IPO, all dividends and distributions to all investors are formally declared, and the Company accrues them as they are declared. Lineage OP is no longer required to pay quarterly distributions to BG Cold.
Refer to Note 19, Related-party balances for additional information.

LINEAGE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(x)Commitments and contingencies
Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred. Refer to Note 20, Commitments and contingencies for additional information.
(y)Recently adopted accounting pronouncements
In June 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. The amendments in this ASU clarify that a contractual restriction on sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments also clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. The ASU also requires additional disclosures surrounding equity securities subject to contractual sale restrictions. The Company adopted this ASU on January 1, 2024. The adoption of the new standard did not have a material impact on the consolidated financial statements.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require that an entity disclose significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit or loss, disclose an amount for other segment items by reportable segment and a description of the amount’s composition, and provide all annual disclosures about a reportable segment’s profit or loss and assets currently required by ASC 280, Segment Reporting, in interim periods. The amendments also require that an entity disclose the title and position of the CODM with an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and making resource allocation decisions. This ASU is effective for fiscal years beginning after December 15, 2023 and interim periods beginning after December 15, 2024. The Company adopted this ASU in the consolidated financial statements in this Annual Report. The adoption resulted in additional disclosures in this Note and Note 23, Segment information.
(z)Recently issued accounting pronouncements not yet adopted
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU amends existing income tax disclosure guidance, primarily requiring more detailed disclosure for income taxes paid and the effective tax rate reconciliation. This ASU is effective for fiscal years beginning after December 15, 2024. The Company expects the adoption of this ASU will result in additional disclosures but will not impact its consolidated financial statements.
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
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU enhances disclosures about a public business entity’s expenses and requires more detailed information about the types of expenses that are included in certain expense captions in the consolidated financial statements. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements.

LINEAGE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(2)Capital structure and noncontrolling interests
Lineage, Inc. capital structure
(a)Common Stock
Lineage, Inc. has one class of common stock. Each share of common stock entitles the holder to one vote on matters submitted to a vote of the shareholders. Holders of common stock have the right to receive any dividend declared by the Company.
Lineage, Inc. is authorized to issue up to 500,000,000 common shares with a par value of $0.01 per share. As of December 31, 2024 and December 31, 2023, there were 228,191,656 and 162,017,515 common shares issued and outstanding, respectively.
During the years ended December 31, 2024, 2023, and 2022, the Company redeemed shares of its common stock as authorized by its Board of Directors (“Board”). Any redeemed shares are constructively retired and returned to an unissued status. The following table provides the number of shares repurchased, average price paid per share, and total amount paid for share repurchases for the years ended December 31, 2024, 2023, and 2022, excluding repurchases related to the withholding of common stock for employee taxes related to vested stock-based compensation arrangements and repurchases related to Put Options described below:

	2024	2023	2022
Total number of shares repurchased	254,828	131,237	49,286
Average price paid per share	$98.36	$94.24	$90.00
Total consideration paid for share repurchases (in millions)	$25	$12	$4
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
As of December 31, 2023 and 2022, and for all of 2024 prior to the Formation Transactions, there were 630 shares of Series A Preferred Stock issued and outstanding, of which 505 were held by BGLH. During the year ended December 31, 2024, all shares of Series A Preferred Stock were redeemed in exchange for cash consideration of $1 million, which included accrued dividends through the redemption date. No shares of Series A Preferred Stock were outstanding as of December 31, 2024.

LINEAGE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Operating Partnership capital structure
The Operating Partnership’s capital structure as of December 31, 2024 and December 31, 2023 was as follows:

	December 31, 2024	December 31, 2023
Partnership common units owned by Lineage, Inc.	228,191,656	—
Partnership common units owned by Non-Company LPs	984,089	—
Legacy OP Class A Units & Legacy OP Class B Units owned by Non-Company LPs	20,929,599	—
Redeemable Legacy OP Class A Units owned by Non-Company LPs	319,006	—
LTIP Units held by Non-Company LPs	2,995,153	—
Class A units owned by Lineage, Inc.	—	162,017,515
Class A & B units owned by Non-Company LPs	—	18,829,959
Redeemable Class A units owned by Non-Company LPs	—	1,260,182
Total	253,419,503	182,107,656
Class C units in the Operating Partnership, which were reclassified into other interests in the Formation Transactions, are excluded from the above summary because their only claim on the underlying assets of the Operating Partnership was the distribution described below.
Noncontrolling interest in the Operating Partnership relates to the interest in the Operating Partnership owned by investors other than Lineage, Inc. The Company accounts for the partnership common units, Legacy Class A OP Units and Legacy Class B OP Units (collectively, “Legacy OP Units”), LTIP Units, and pre-IPO Class A, Class B, and Class C units held by Non-Company LPs and BG Cold based on their relative ownership percentage of the Operating Partnership. Each time the ownership percentage of the Operating Partnership held by Non-Company LPs and BG Cold changes, the Company records an adjustment to Noncontrolling interests with a corresponding adjustment in Additional paid-in capital - common stock to appropriately reflect the new ownership percentage and to reflect the Non-Company LPs’ and BG Cold’s share of all capital contributed to the Operating Partnership. All activity related to these interests held by Non-Company LPs is included within Noncontrolling interests in the consolidated balance sheets and consolidated statements of redeemable noncontrolling interests and equity.
(c)Noncontrolling Interest in Operating Partnership - Partnership common units
Partnership common units include all Operating Partnership capital interests not designated as another class of units in the Operating Partnership’s Agreement of Limited Partnership (the “Operating Partnership Agreement”). In connection with the Formation Transactions, all Class A units previously held by Lineage, Inc. were reclassified into partnership common units. Lineage, Inc. holds all partnership common units with the exception of those held by Non-Company LPs. Partnership common units held by Non-Company LPs represent a noncontrolling interest in the Operating Partnership and are included in Noncontrolling interests in the consolidated balance sheets and consolidated statements of redeemable noncontrolling interests and equity.
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

LINEAGE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(d)Noncontrolling Interest in Operating Partnership - Legacy Class A OP Units, Legacy Class B OP Units, Class A, Class B, and Class C units
Prior to the IPO and Formation Transactions, Non-Company LPs held certain Class A and Class B units in the Operating Partnership. These units were exchanged for Legacy OP Units in the Formation Transactions. Class A and Class B units were both voting capital interests in the Operating Partnership and were similar to each other in all material respects, except that Class A units held by Non-Company LPs bore a Founders Equity Share (as described below) payable to Class C unit holders, whereas Class B units did not.
BG Cold, an affiliate of Bay Grove Management, held all outstanding Class C units of the Operating Partnership. Class C units provided BG Cold the right to receive a percentage distribution (“Founders Equity Share”) upon certain distributions made to Non-Company LPs who held Class A units of the Operating Partnership. Class C units also received a distribution upon certain repurchases and redemptions of Class A units of the Operating Partnership held by Non-Company LPs. The calculation of the Founders Equity Share borne by Class A units in the Operating Partnership held by Non-Company LPs varied depending on the sub-class of Class A units but generally amounted to a percentage of all value appreciation over certain thresholds. On a quarterly basis, BG Cold also received an advance distribution (“Advance Distribution”) against its future Founders Equity Share based on a formulaic amount of all capital contributed to the Operating Partnership after August 3, 2020. This Advance Distribution was an advance on the Class C Founders Equity Share to be paid upon the sale, redemption, liquidation of, or other distributions to, Class A units and would offset subsequent Class C unit Founders Equity Share distributions paid in conjunction with a hypothetical sale, redemption, liquidation, or other distribution.
BG Cold received a total of $26 million, $46 million, and $41 million in Advance Distributions during the years ended December 31, 2024, 2023, and 2022, respectively. The payments of the Advance Distribution during the year ended December 31, 2024 were the final payments of Advance Distribution and were only payable for the period through the date of the IPO.
Legacy OP Units are economically equivalent to partnership common units and hold the same voting rights. BG Lineage Holdings LHR, LLC serves as the representative of all Legacy OP Units (the “LHR”). As representative of the Legacy OP Units, the LHR is empowered to exercise the voting power for all Legacy OP Units. Legacy OP Units are not redeemable for cash or other consideration, but can be reclassified into an equal number of partnership common units at any time at the discretion of the LHR. All Legacy OP Units must be reclassified into partnership common units prior to the third anniversary of the IPO. Once converted, the partnership common units that are obtained in the conversion of Legacy OP Units are immediately redeemable in exchange for, at the Company’s option, cash per unit equal to the market price of the Company’s common shares at the time of redemption or for the Company’s common shares on a one-for-one basis. Legacy Class A OP Units and Legacy Class B OP Units are similar in all material respects except with regard to the continuation of Founders Equity Share described below.
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
During the year ended December 31, 2024, 984,103 Legacy OP Units were reclassified into partnership common units.

LINEAGE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(e)Noncontrolling Interest in Operating Partnership - LTIP Units
The Company grants interests in the Operating Partnership to certain members of management in the form of LTIP Units. LTIP Units are a form of voting interest in the Operating Partnership which may be subject to vesting requirements. Immediately upon the grant of an LTIP Unit, the recipient of the LTIP Unit is admitted into the Operating Partnership as a Non-Company LP. Holders of LTIP Units are entitled to receive distributions from the Operating Partnership as they are declared or in the event of a liquidation of the Operating Partnership on a pari passu basis with holders of other classes of Operating Partnership units, with the exception of certain LTIP Units which, prior to vesting, only receive 10% of any declared distributions. The LTIP Units are also entitled to share in the profits and losses of the Operating Partnership. Accordingly, both vested and unvested LTIP Units are accounted for as Noncontrolling interests in the consolidated balance sheets and consolidated statements of redeemable noncontrolling interests and equity.
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
(f)Redeemable Noncontrolling Interests - Operating Partnership Units
Certain Operating Partnership units held by Non-Company LPs are redeemable at the greater of a fixed redemption amount or fair value if certain liquidation events do not occur. Under ASC 810, Consolidation, the noncontrolling interest is adjusted each reporting period for income (loss) attributable to the noncontrolling interest based on the relative ownership percentage of these Non-Company LPs. Each reporting period, the Company accretes the changes in the redemption value of the redeemable noncontrolling interest over the period of issuance to the earliest redemption date and records an adjustment if the accreted redemption value is greater than the ASC 810 carrying value. These adjustments, if any, are affected by charges against equity. In accordance with ASC 480, Distinguishing Liabilities From Equity, the Company elected to apply the “Equity Classification — Entire Adjustment Method,” which treats the entire adjustment for the redeemable noncontrolling interests to an amount other than the ASC 810 carrying value as an adjustment to equity using retained earnings (or additional paid-in capital in absence of retained earnings). The Company’s adjustments are recorded to Additional paid-in capital - common stock in the consolidated balance sheets and consolidated statements of redeemable noncontrolling interests and equity because the Company is in an accumulated deficit position. These adjustments to equity are not a component of net income, however, they are accounted for in the Company’s calculations of earnings (loss) per share (“EPS”) as disclosed in Note 22, Earnings (loss) per share.
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

LINEAGE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
In connection with the Formation Transactions, these units were reclassified into Legacy Class A-4 OP units that provide the holders with similar redemption rights as of March 1, 2025. These redemption rights, which must be exercised on or prior to April 15, 2025, allow the holders of Legacy Class A-4 OP units to (1) redeem any or all of the Legacy Class A-4 OP units at a guaranteed floor of $106.59 (less certain distributions received in cash after June 26, 2024, which equates to $106.21 as of December 31, 2024) or, if greater, the then-current fair market value of the Legacy Class A-4 OP units to be redeemed or (2) receive a one-time true-up paid in cash or through the issuance of new Legacy Class A-4 OP units or new common units (or any combination of cash and units) in the amount by which the guaranteed minimum value of $106.59 per unit (less certain distributions received in cash after June 26, 2024, which equates to $106.21 as of December 31, 2024) exceeds the then-current fair market value of the Legacy Class A-4 OP units. Legacy Class A-4 OP units can also be reclassified into an equal number of common units at any time as may be agreed by the holders of Legacy Class A-4 OP units and the LHR, or under certain other circumstances at the discretion of the LHR acting as representative of such holders. Legacy Class A-4 OP units are comprised of A-Piece Sub-Units and C-Piece Sub-Units similar to other Legacy Class A OP units and any redemption of Legacy Class A-4 OP units would require the settlement of any accrued Founders Equity Share through the date of the redemption, which may increase the per unit payment by the Operating Partnership required in connection with any redemption of these units.
Both the Class A units and the Legacy Class A-4 OP units held by the sellers of MTC Logistics before and after the Formation Transactions are accounted for as Redeemable noncontrolling interests in the consolidated balance sheets and consolidated statements of redeemable noncontrolling interests and equity due to the put right held by the sellers. The required accretion adjustments related to these units include the impact of Founders Equity Share.
In connection with the acquisition of Cherry Hill Joliet, LLC, 279 Marquette Drive, LLC, Joliet Cold Storage, LLC, and Bolingbrook Cold Storage, LLC (collectively, “JCS”) in 2021, the Company entered into an Equity Purchase Agreement with the sellers of JCS. Under the terms of the agreement, the sellers acquired 941,176 Class A units of the Operating Partnership, and the sellers had a one-time right as of February 1, 2024 to put all, or a portion of, the units for cash. These units were accounted for as Redeemable noncontrolling interests in the consolidated balance sheets and consolidated statements of redeemable noncontrolling interests and equity due to the put right held by the sellers. Upon the exercise of the put right, the price to be paid for the redeemable noncontrolling interests was the current fair market value of the redeemable noncontrolling interest, subject to a floor equivalent to $97 million if the put right was exercised for all the units. Any redemption also required a distribution of any accrued but unpaid Founders Equity Share through the date of redemption, and the required accretion adjustments related to these units included the impact of the Founders Equity Share.
On February 1, 2024, one of the holders of these units elected to exercise their redemption rights for 61,593 units in exchange for total proceeds of $6 million. As a result of the partial redemption, BG Cold received a distribution of $1 million in respect of Founders Equity Share. The holders waived their redemption rights for their remaining 879,583 units, and the units remained outstanding, which resulted in a reclassification of the redeemable noncontrolling interest to noncontrolling interest in the Operating Partnership. The difference between the carrying value of the redeemable noncontrolling interest and the ASC 810 carrying value for the remaining noncontrolling interest was recognized in Additional paid-in capital - common stock in the consolidated balance sheets and consolidated statements of redeemable noncontrolling interests and equity.
LLH Capital Structure
The Operating Partnership owns all outstanding equity interests of LLH except for those held by BG Maverick and holds all outstanding common units in LLH. Prior to the IPO and Formation Transactions, LLH MGMT and LLH MGMT II also held interests in LLH. The equity interests held by BG Maverick, LLH MGMT, and LLH MGMT II are accounted for as Noncontrolling interests in the consolidated balance sheets and consolidated statements of redeemable noncontrolling interests and equity.

LINEAGE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(g)OPEUs and Class D Interests in LLH
Prior to the IPO and Formation Transactions, BG Maverick held all outstanding Class D units in LLH. Class D units in LLH were non-voting profits interests. In respect of these interests, BG Maverick was entitled to receive a formulaic annual amount of income and profits that was payable only in a liquidity event. The Company concluded that the Class D units in LLH held by BG Maverick did not have the substantive risks and rewards of equity ownership of LLH, and therefore did not represent a substantive class of equity in LLH and were not recorded as Noncontrolling interests in the consolidated balance sheets and consolidated statements of redeemable noncontrolling interests and equity. As the payment of the distribution in respect of Class D units in LLH was contingent upon the occurrence of a liquidity event that was not considered probable to occur, the Company did not record a liability for the amounts to be paid, in accordance with ASC 450, Contingencies.
As a result of the IPO and Formation Transactions, the Class D units in LLH held by BG Maverick became payable. The Company recognized an expense of $185 million associated with the Class D interests in LLH during the year ended December 31, 2024. In addition, the previous operating services agreement between LLH and Bay Grove described in Note 19, Related-party balances was terminated and Bay Grove’s right to receive distributions in respect of Class D units in LLH was suspended in exchange for a one-time increase of $200 million (the “Internalization”). These amounts are included within Acquisition, transaction, and other expense in the consolidated statements of operations and comprehensive income (loss).
A portion of these amounts equal to $198 million was allocated to the Operating Partnership, the effect of which is that all Advance Distributions described above are repaid and the full Founders Equity Share will be paid to holders of C-Piece Sub-Units in connection with any sale, redemption, or liquidation of, or other distributions to, Legacy Class A OP Units. In settlement of the remaining obligations due to BG Maverick in connection with Class D units in LLH and the Internalization, LLH issued 2,447,990 Operating Partnership Equivalent Units (“OPEUs”). OPEUs are a voting capital interest in LLH which are similar in all material respects to the common units of LLH held by the Operating Partnership. At any time beginning after July 24, 2026, any holder of OPEUs may require that the Operating Partnership exchange the OPEUs for partnership common units on a one-for-one basis. Any partnership common units issued in exchange for OPEUs may not be redeemed until after all Legacy OP Units have been reclassified into partnership common units. OPEUs are recorded as Noncontrolling interests in the consolidated balance sheets and consolidated statements of redeemable noncontrolling interests and equity based on their relative ownership in LLH.
In connection with the Formation Transactions, LLH repurchased 986,842 OPEUs from BG Maverick in exchange for cash proceeds of $75 million. The excess of this redemption payment over the carrying value of the OPEUs was recognized in Additional paid-in capital - common stock.
As of December 31, 2024, there were 1,461,148 OPEUs outstanding, which represents 0.6% ownership in LLH.
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
The Company accounted for Management Profits Interests Class C units held by LLH MGMT and LLH MGMT II based on the total value of all Management Profits Interests Class C units in a hypothetical liquidation of the Company. Under this method, the amounts of income and loss attributed to Management Profits Interests Class C units reflect the change in the amounts LLH MGMT and LLH MGMT II would hypothetically receive at each balance sheet date. This method assumes that the proceeds available for distribution would be equivalent to the equity of the Company, as determined under GAAP. All activity related to Management Profits Interests Class

LINEAGE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
C units is included within Noncontrolling interests in the consolidated balance sheets and consolidated statements of redeemable noncontrolling interests and equity.
In connection with the Formation Transactions, vested Management Profits Interests Class C units that had met the required value threshold were exchanged for Legacy Class B OP Units or shares of Company common stock. Unvested Management Profits Interests Class C units were terminated. The Company issued replacement awards for unvested Management Profits Interests Class C unit holders and certain vested Management Profits Interests Class C units that had not met required value thresholds under the 2024 Plan (as defined below) in the form of time-based restricted stock units (“RSUs”) and/or time-based LTIP Units, as further described in Note 18, Stock-based compensation. No Management Profits Interests Class C units remain outstanding as of December 31, 2024. The noncontrolling interest previously recognized related to vested Management Profits Interest Class C units was reclassified into other forms of stockholders’ equity, as applicable, with the difference between the carrying value of the Management Profits Interest Class C units and the Legacy Class B OP Units and shares of common stock recognized as an adjustment to Additional paid-in capital - common stock.
On certain occasions, the Company offered a repurchase opportunity for certain Management Profits Interests Class C units by offering cash settlement to repurchase units at their current fair market value. Certain Management Profits Interests Class C units were redeemed in exchange for a cash total of $13 million and $25 million during the years ended December 31, 2023 and 2022, respectively. No such redemptions occurred during the year ended December 31, 2024. In the consolidated balance sheets and consolidated statements of redeemable noncontrolling interests and equity, the carrying value of the redeemed units is recorded as a reduction of Noncontrolling interests, while the excess of the redemption payments over the carrying value of the redeemed units is recorded as a reduction of Additional paid-in capital - common stock.
Other Noncontrolling interests
Certain subsidiaries of LLH have also issued equity interests to third parties. All of these equity interests are accounted for as Noncontrolling interests in the consolidated balance sheets and consolidated statements of redeemable noncontrolling interests and equity.
(i)Noncontrolling Interests in Other Consolidated Subsidiaries
Noncontrolling interests in Other Consolidated Subsidiaries include entities other than the Operating Partnership in which the Company has a controlling interest but which are not wholly owned by the Company. Third parties own the following interests in the below Other Consolidated Subsidiaries:

	December 31, 2024	December 31, 2023
Cool Port Oakland Holdings, LLC	13.3%	13.3%
Lineage Jiuheng Logistics (HK) Group Company Ltd.	40.0%	40.0%
Kloosterboer BLG Coldstore GmbH	49.0%	49.0%
Turvo India Pvt. Ltd.	1.0%	1.0%
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

LINEAGE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
On January 7, 2022, Kenyon Zero Storage, Inc. (“Kenyon”) issued 125 preferred shares in order to become a REIT subsidiary. On June 1, 2022, when Kenyon was merged out of existence, the Company redeemed the then outstanding 125 Kenyon preferred shares for $1,000 per share plus all unpaid dividends and a redemption premium of $100 per unit.
On January 12, 2023, Lineage Logistics CC Holdings, LLC issued 123 preferred shares in order to become a REIT subsidiary. The Company’s REIT subsidiaries had an aggregate amount of 373, 373, and 250 Series A Preferred shares held by third parties outstanding as of December 31, 2024, 2023, and 2022, respectively.
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
The Investment Agreement also provided the holder of the Preference Shares conversion rights upon the occurrence of certain events. The conversion rights were structured to track the economic performance of select Class A units of the Operating Partnership if the Company did not complete an initial public offering and to track the economic performance of common stock of Lineage, Inc. if the Company did complete an initial public offering (“Tracker Shares”). To the extent that the Co-Investor did not exercise its right to conversion, all outstanding Preference Shares, including all unpaid, accrued preferential dividends, shall be mandatorily redeemed for cash by the Company upon the fifth anniversary of the Closing Date. The accrued preferential dividend would only be paid upon a regular redemption of the Preference Shares and would not have been payable if the Co-Investor exercised its conversion or special redemption right.
The Company has applied the guidance under ASC 480-10-S99-3A on the classification and subsequent measurement of Preference Shares. The Preference Shares represented a redeemable noncontrolling interest in the Company and were presented within Redeemable noncontrolling interests in the consolidated balance sheets and consolidated statements of redeemable noncontrolling interests and equity. The Preference Shares qualified for classification in temporary equity (outside of Stockholders’ equity) because the redemption feature was not solely within the control of the Company. As the Preference Shares were currently redeemable, the Company measured redeemable noncontrolling interests at the greater of (i) the initial carrying amount and dividends or (ii) the maximum redemption value, including accrued dividends payable under the redemption feature as of the balance sheet date. Required redeemable noncontrolling interest adjustments were recorded as an increase or decrease to Redeemable noncontrolling interests, with an offsetting adjustment to Additional paid-in capital - common stock.
In October 2022, the Co-Investor exercised the regular redemption right and the Company redeemed 738,185 Preference Shares for a total of $56 million, including $7 million of preferential dividends accrued through the redemption date. Commensurate with the percentage of the then-outstanding Preference Shares redeemed, the Company derecognized $77 million (or 25%) of the redeemable noncontrolling interest carrying value upon redemption. The difference between the consideration paid to acquire the redeemed Preference Shares and the carrying amount of those Preference Shares is recorded to Additional paid-in capital - common stock in a manner similar to the Company’s treatment of dividends paid on preferred stock.
The Co-Investor informed the Company that they would not exercise the right to convert the Preference Shares into Tracker Shares upon IPO. Upon this election, all outstanding Preference Shares, including all unpaid, accrued preferential dividends, became mandatorily redeemable in exchange for cash or a variable number of

LINEAGE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
shares of the Company’s common stock. As a result, upon completion of the IPO, the Preference Shares were reclassified in the consolidated balance sheets from Redeemable noncontrolling interests to Other long-term liabilities based on the fair value of the liability at the time of reclassification. See Note 17, Other long-term liabilities for additional information.
During the years ended December 31, 2024, 2023, and 2022, the Company recorded net redeemable noncontrolling interest adjustments, representing the effect of foreign currency on the carrying amount and accrued dividends payable. A portion of the net redeemable noncontrolling interest adjustments during the year ended December 31, 2024 represent the adjustments for the period prior to the IPO. As of December 31, 2023, there were 2,214,553 Preference Shares outstanding. As of December 31, 2023, the ending redeemable noncontrolling interest balance of $221 million represented the maximum redemption value of the Preference Shares.
(k)Redeemable Noncontrolling Interests - Operating Subsidiaries
In April 2020, the Company acquired a controlling 50.8% ownership in Flexible Automation Innovative Solutions NV (“FAIS”). After five years from the purchase date, and up to fifteen years after the purchase date, the noncontrolling shareholders had the right to sell to the Company their shares at a fixed price in accordance with the purchase agreement.
In October 2022, the Company purchased the remaining noncontrolling shareholders’ interest in FAIS in a transaction that was separate from the put right described above. As consideration for the acquisition of the noncontrolling shareholders’ interest, the Company issued a promissory note to the sellers, which the sellers assigned to BGLH in exchange for the issuance of BGLH equity interests in the amount of $10 million. The fair value of the equity issued by BGLH was the price at which equity was issued to third-party investors in arms’ length transactions in connection with other BGLH capital raising activities. The promissory note acquired by BGLH was contributed to the Company on the acquisition date. FAIS is now a wholly owned subsidiary of the Company.
In August 2023, the Company acquired a 75.0% ownership in Ha Noi Steel Pipe Joint Stock Company (“SK Logistics”). On September 30, 2025 or September 30, 2026, the noncontrolling shareholders have the right to sell the remaining 25.0% of SK Logistics to the Company at a formulaic price based on certain financial metrics of SK Logistics in the preceding calendar year. This right expires, if not exercised, on September 30, 2026.
The noncontrolling shareholders’ interests in FAIS represented, and the noncontrolling shareholders’ interests in SK Logistics continue to represent, redeemable noncontrolling interests in the Company and are presented within Redeemable noncontrolling interests in the consolidated balance sheets and consolidated statements of redeemable noncontrolling interests and equity. Similar to the redeemable Operating Partnership Units described above, the Company accretes the changes in the redemption value of the redeemable noncontrolling interests over the period of issuance to the earliest redemption date and, if necessary, records an adjustment to the redeemable noncontrolling interest. The Company’s adjustments are recorded to Additional paid-in capital - common stock in the consolidated balance sheets and consolidated statements of redeemable noncontrolling interests and equity.

LINEAGE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Below is a summary of all activity for the Company’s redeemable noncontrolling interests during the years ended December 31, 2024, 2023, and 2022, which are discussed in further detail above.

(in millions)	Redeemable Noncontrolling Interests - Operating Partnership Units	Convertible Redeemable Noncontrolling Interests - Preference Shares	Redeemable Noncontrolling Interest - Operating Subsidiaries	Total Redeemable Noncontrolling Interests
Balance as of December 31, 2021	$44	$308	$9	$361
Operating Partnership units issued in acquisitions	7	—	—	7
Purchase of redeemable noncontrolling interests	—	—	(10)	(10)
Partial redemption of convertible redeemable noncontrolling interests	—	(77)	—	(77)
Redeemable noncontrolling interest adjustment	—	(18)	—	(18)
Accretion of redeemable noncontrolling interests	34	—	—	34
Net income (loss)	—	—	1	1
Balance as of December 31, 2022	85	213	—	298
Noncontrolling interests acquired in business combinations	—	—	7	7
Redeemable noncontrolling interest adjustment	—	8	—	8
Accretion of redeemable noncontrolling interests	35	—	1	36
Balance as of December 31, 2023	120	221	8	349
Distributions	(1)	—	—	(1)
Reclassification of the Preference Shares	—	(229)	—	(229)
Redemption of redeemable noncontrolling interests	(6)	—	—	(6)
Expiration of redemption option	(92)	—	—	(92)
Redeemable noncontrolling interest adjustment	—	8	—	8
Accretion of redeemable noncontrolling interests	12	—	3	15
Net income (loss)	(1)	—	—	(1)
Balance as of December 31, 2024	$32	$—	$11	$43

LINEAGE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Below is a summary of all activity for the Company’s noncontrolling interests during the years ended December 31, 2024, 2023, and 2022, which are discussed in further detail above.

(in millions)	Operating Partnership Units	Noncontrolling Interests in Other Consolidated Subsidiaries	Management Profits Interests Class C Units	Noncontrolling Interest in Other Consolidated Subsidiaries - OPEU	Total Noncontrolling Interests
Balance as of December 31, 2021	$543	$21	$12	$—	$576
Contributions from noncontrolling interests	6	—	—	—	6
Distributions	(41)	(2)	—	—	(43)
Stock-based compensation	—	—	8	—	8
Other comprehensive income (loss)	(3)	—	—	—	(3)
Redemption of units issued as stock compensation	—	—	(1)	—	(1)
Net income (loss)	(9)	2	(7)	—	(14)
Reallocation of noncontrolling interests	112	—	—	—	112
Balance as of December 31, 2022	608	21	12	—	641
Contributions from noncontrolling interests	2	—	—	—	2
Distributions	(56)	(1)	—	—	(57)
Operating Partnership units issued in acquisitions	2	—	—	—	2
Stock-based compensation	—	—	11	—	11
Other comprehensive income (loss)	(2)	—	—	—	(2)
Sale of noncontrolling interests	—	(4)	—	—	(4)
Redemption of units issued as stock compensation	—	—	(1)	—	(1)
Net income (loss)	(5)	(1)	(13)	—	(19)
Reallocation of noncontrolling interests	49	—	—	—	49
Balance as of December 31, 2023	598	15	9	—	622
Distributions	(47)	(1)	—	(2)	(50)
Stock-based compensation	35	—	4	—	39
Other comprehensive income (loss)	(27)	—	—	(1)	(28)
Conversion of Management Profits Interests Class C units	66	—	(5)	—	61
Redemption of preferred shares and OPEUs	—	—	—	(29)	(29)
Reimbursement of Advance Distributions	198	—	—	—	198
Issuance of OPEUs and settlement of Class D Units	—	—	—	73	73
Expiration of redemption option	27	—	—	—	27
Net income (loss)	(75)	—	(8)	(3)	(86)
Reallocation of noncontrolling interests	169	—	—	17	186
Balance as of December 31, 2024	$944	$14	$—	$55	$1,013
In the tables above, for the period after the IPO and Formation Transactions, Operating Partnership Units include Partnership common units, Legacy OP Units, and LTIP Units held by Non-Company LPs. For the period before the IPO and Formation Transactions, Operating Partnership Units include Class A, Class B, and Class C units of the Operating Partnership held by Non-Company LPs.

LINEAGE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Dividends and Distributions
The following table summarizes dividends declared to common stockholders during fiscal 2024.

Quarter Ended	Record Date	Payment Date	Dividend per Common Share	Dividend Payment (in millions)
September 30, 2024 (1)	September 30, 2024	October 21, 2024	$0.38	$87
December 31, 2024	December 31, 2024	January 21, 2025	$0.5275	$120
__________________
(1) The dividend is prorated for the period commencing on July 26, 2024, the date the Company’s initial public offering was consummated, and ending on September 30, 2024.
Concurrently with the declaration of the dividend on common stock, Lineage, Inc., as general partner of the Operating Partnership, authorized the Operating Partnership to make distributions to the holders of partnership common units, Legacy OP Units, and LTIP Units. The Operating Partnership also makes tax payments on behalf of its partners, which constitute additional insignificant distributions. The Operating Partnership, as managing member of LLH, authorized LLH to make distributions to the holders of common units in LLH and OPEUs. As further described in Note 18, Stock-based compensation, RSUs accrue dividend equivalents as the Company declares dividends on its common stock, and upon the vesting of the RSUs, the plan participant receives the dividend payment.
In the consolidated balance sheets as of December 31, 2024, all unpaid dividend and distribution amounts which will be paid within one year are included in Accrued dividends and distributions, and all unpaid dividend and distribution amounts which will be paid in more than one year are included within Other long-term liabilities. The only amounts which will be payable in more than one year are those payable with respect to dividend equivalents which vest in more than one year. In the consolidated balance sheets as of December 31, 2023, all unpaid dividend and distribution amounts are included in Accrued dividends and distributions. Intercompany distributions from LLH to the Operating Partnership and from the Operating Partnership to Lineage, Inc. are eliminated in consolidation.
Put options
In connection with the Formation Transactions, the Company executed a put option agreement, which provides special redemption rights and top-up rights, each as defined below, that mirror the rights of certain classes of BGLH equity interests (the “Put Options”). Pursuant to the Put Options, BGLH has the right to either:
–Distribute, in various installments from September 2024 through December 2025 (the “Put Option Exercise Window”) up to 2,036,738 shares of the Company’s common stock held by BGLH to certain holders of BGLH equity interests, and these holders then have the individual right to cause the Company to purchase any or all of these shares for an amount equal to a contractual guaranteed minimum price or, in some cases, if greater, the then-current fair market value of the shares of the Company’s common stock as of a specified date.
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
The contractual guaranteed minimum price will be reduced by any distributions received by the holders of the BGLH equity interests, which are paid by BGLH using funds received by BGLH from payments of dividends by the Company. The Company has assessed the Put Options as freestanding financial instruments which are classified as liabilities under ASC 480, because the Put Options represent written put options on the Company’s common stock which may be net cash settled or net share settled. Upon the execution of the put option agreement, the Company recorded liabilities for the Put Options based on fair value, with an offsetting charge to Retained earnings (accumulated deficit) in the consolidated balance sheets and consolidated statements of redeemable noncontrolling interests and equity during the year ended December 31, 2024. Since the Put Option Exercise Window for all remaining Put Options is within one year of the

LINEAGE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
balance sheet date, the associated liabilities are recorded in Accounts payable and accrued liabilities in the consolidated balance sheets.
The Company calculates the fair value of the Put Options utilizing a Monte Carlo simulation to estimate the ultimate Company obligation during the Put Option Exercise Window. For each simulated path, the market price of the shares of the Company’s common stock relative to the contractual guaranteed minimum price is estimated during the Put Option Exercise Window, which determines the Company’s obligation under each Put Option. The fair value of the Put Options is the average discounted obligation across all simulation paths. The Company remeasures this liability at fair value on a recurring basis, as described in Note 13, Fair value measurements, and adjustments to the fair value are recorded within Other nonoperating income (expense), net in the consolidated statements of operations and comprehensive income (loss).
On November 4, 2024, a Put Option with an Exercise Window of September 1, 2024 to October 16, 2024 was settled. As a result of this settlement, the Company repurchased 221,821 shares of its common stock in exchange for cash payment of $26 million. The Company also made a top-up payment in cash of $1 million with respect to 28,854 shares of its common stock. There are no further redemption or top-up payment rights associated with this Put Option.
On December 18, 2024, a Put Option with an Exercise Window of November 1, 2024 to December 16, 2024 was settled. As a result of this settlement, the Company made a top-up payment in cash of $17 million, which equaled the excess of the contractual guaranteed minimum price over the then-current fair market value of 551,703 shares of the Company’s common stock. This Put Option did not contain redemption rights and no further top-up rights exist related to this Put Option.
In connection with these settlements, the top-up payments and the excess of the repurchase proceeds over the fair market value of the Company’s common shares were recorded as a reduction of the Put Option liability included within Accounts payable and accrued liabilities in the consolidated balance sheets. The repurchase proceeds which were not in excess of the fair market value of the Company’s common shares were recorded as reductions to common stock and Additional paid-in capital - common stock in the consolidated balance sheets and consolidated statements of redeemable noncontrolling interests and equity.
A summary of the remaining outstanding Put Options, by Put Option Exercise Window, as of December 31, 2024 is as follows:

(dollars in millions)	Shares subject to Put Option	Liability	Intrinsic Value	Maximum Redemption Value
June 1, 2025 to June 6, 2025	616,022	$42	$42	$79
September 1, 2025 to September 8, 2025	1,058,328	56	56	120
October 3, 2025 to October 10, 2025	111,713	9	9	16
Total	1,786,063	$107	$107	$215
In the table above, intrinsic value represents the amount that would be paid as of December 31, 2024 to settle the Put Option. Intrinsic value represents the excess of the contractual guaranteed minimum price over the fair market value of the Company’s common shares, each as defined in the put option agreement. The maximum redemption value represents the maximum amount that the Company could be required to pay to redeem the associated shares, assuming the Company’s common shares had a fair value of $0.

LINEAGE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(3)Revenue
The following table disaggregates the Company’s net revenues by major stream and reportable segment.

	Year Ended December 31,
(in millions)	2024	2023	2022
Warehousing operations	$3,477	$3,471	$3,076
Warehouse lease revenues	271	259	244
Managed services	119	97	79
Other	20	30	33
Total Global Warehousing	3,887	3,857	3,432

Transportation	797	859	935
Food sales	208	229	207
Redistribution revenues	206	193	173
E-commerce and other	167	130	111
Railcar lease revenues	75	74	70
Total Global Integrated Solutions	1,453	1,485	1,496
Total net revenues	$5,340	$5,342	$4,928
The Company has no material warranties or obligations for allowances, refunds, or other similar obligations. As a practical expedient, the Company does not assess whether a contract has a significant financing component, as the period between the transfer of service to the customer and the receipt of customer payment is less than a year.
As of December 31, 2024, the Company had $1,127 million of remaining unsatisfied performance obligations from contracts with customers subject to a non-cancellable term and within contracts that have an original expected duration exceeding one year. These obligations also do not include variable consideration beyond the non-cancellable term, which, due to the inability to quantify by estimate, is fully constrained. The Company expects to recognize 18.6% of these remaining performance obligations as revenue over the next 12 months and the remaining 81.4% to be recognized over a weighted average period of 9.9 years through 2043.
Accounts receivable balances related to contracts with customers were $719 million and $805 million as of December 31, 2024 and December 31, 2023, respectively.
Deferred revenue balances related to contracts with customers were $81 million and $93 million as of December 31, 2024 and December 31, 2023, respectively. Substantially all revenue that was included in the deferred revenue balances at the beginning of 2024 and 2023 has been recognized as of December 31, 2024 and 2023, respectively, and represents revenue from the satisfaction of storage and handling services billed in advance.

LINEAGE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Future minimum lease payments under operating leases, including railcar leases and subleases, with original terms in excess of one year to be received from customers for each of the next five years and thereafter are as follows (in millions):

Year ending December 31:
2025	$247
2026	216
2027	174
2028	142
2029	130
2030 and thereafter	748
Total	$1,657
(4)Business combinations, asset acquisitions, and divestitures
2024 Business Combinations
The following acquisitions took place during the year ended December 31, 2024. The initial accounting for the 2024 business combinations has been completed on a preliminary basis. The primary areas of acquisition accounting that are not yet finalized relate to the valuation of all acquired real estate assets, intangible assets, and related income tax assets and liabilities. The Company’s estimates and assumptions are subject to change during the measurement period, not to exceed one year from the acquisition date, and actual values may materially differ from the preliminary estimates. The Company’s consolidated statements of operations and comprehensive income (loss), redeemable noncontrolling interests and equity, and cash flows include the results of operations for these acquired businesses since the date of acquisition for the year ended December 31, 2024. Pro forma results of operations have not been presented because those effects of 2024 acquisitions, individually and in the aggregate, were not material to the Company’s consolidated results of operations.

LINEAGE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The following table summarizes the total consideration and the estimated fair value of the assets acquired and liabilities assumed for business combinations made by the Company during the year ended December 31, 2024, inclusive of any measurement period adjustments.

(in millions)	ColdPoint Logistics	Other[1]
Fair value of consideration transferred
Cash consideration	$223	$110
Contingent consideration	—	12
Total consideration	$223	$122

Recognized amounts of identifiable assets acquired and liabilities assumed
Cash and cash equivalents	$—	$2
Accounts receivable, net, prepaid expenses, and other current assets	8	7
Property, plant, and equipment	160	96
Right-of-use assets and other non-current assets	—	13
Customer relationships (included in other intangibles)	41	26
Accounts payable, accrued liabilities, and other current liabilities	(4)	(7)
Lease obligations and other non-current liabilities	—	(13)
Deferred income tax liabilities	—	(23)
Long-term debt	—	(14)
Total identified net assets	$205	$87

Goodwill	$18	$35

[1]The measurement period adjustments were primarily related to property, plant, and equipment and goodwill and were not material.
(a)ColdPoint Logistics
On November 1, 2024, the Company acquired a warehouse and operating assets of ColdPoint Logistics Warehouse, LLC and ColdPoint Logistics Real Estate, LLC (collectively referred to as “ColdPoint Logistics”) through an asset purchase agreement. The facility provides temperature-controlled storage in the Greater Kansas City area. The purpose of this acquisition was to expand the Company’s growth and strengthening of the Company’s warehousing presence in the central region of the US, with direct access to major ports via onsite rail.
The goodwill associated with this acquisition is primarily attributable to the synergies and strategic benefits of strengthening the Company’s warehousing network offerings in the region and was allocated to the Company’s Global Warehousing segment. The goodwill is amortizable for income tax purposes.
(b)Other
During 2024, the Company completed other business combinations to expand the Company’s growth and strengthening of the Company’s warehousing and transportation network in Canada, Belgium, and Western Australia and providing access to the second largest port in Europe (Belgium). The goodwill associated with these acquisitions is primarily attributable to the synergies and strategic benefits provided by the expansion of the Company’s offerings in those regions and was allocated to the Company’s Global Warehousing and Global Integrated Solutions segments. The goodwill is not amortizable for income tax purposes.

LINEAGE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
2024 Real Estate Acquisitions
(a)Eurofrigor
On June 28, 2024, the Company acquired all of the outstanding equity of Eurofrigor S.r.l. Magazzini Generali (“Eurofrigor”) through a quota purchase agreement for $18 million ($15 million net of cash acquired). Eurofrigor owns and operates a temperature-controlled warehouse facility in Controguerra, Italy. The transaction has been accounted for as an asset acquisition under ASC 805, Business Combinations.
2023 Business Combinations
The following acquisitions took place during the year ended December 31, 2023. All accounting for these acquisitions is final. The consolidated statements of operations and comprehensive income (loss), redeemable noncontrolling interests and equity, and cash flows include the results of operations for these acquired businesses since the date of acquisition for the years ended December 31, 2024 and 2023. Pro forma results of operations have not been presented because the effects of 2023 acquisitions, individually and in the aggregate, were not material to the Company’s consolidated results of operations.

LINEAGE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The following table summarizes the total consideration and the estimated fair value of the assets acquired and liabilities assumed for business combinations made by the Company during the year ended December 31, 2023, inclusive of any measurement period adjustments.

(in millions)	Burris[1]	NOVA Coldstore Corp.[1]	Other
Fair value of consideration transferred
Cash consideration	$148	$80	$39
Deferred cash consideration	—	—	14
Issuance of equity	—	6	—
Contingent consideration	—	—	2
Total	$148	$86	$55

Recognized amounts of identifiable assets acquired and liabilities assumed
Cash and cash equivalents	$—	$1	$1
Accounts receivable, net, prepaid expenses, and other current assets	14	1	4
Inventories	22	—	—
Property, plant, and equipment	108	40	23
Customer relationships (included in other intangible assets)	10	21	18
Operating lease right-of-use assets, deferred income tax assets, and other assets	5	1	1
Accounts payable, accrued liabilities, and deferred revenue	(11)	—	—
Operating lease obligations and deferred income tax liabilities	(4)	—	(7)
Long-term debt	—	—	(3)
Redeemable noncontrolling interest	—	—	(7)
Total identified net assets	$144	$64	$30

Goodwill	$4	$22	$25

[1]The measurement period adjustments were primarily related to accounts receivable, accounts payable, and goodwill and were not material.
(a)Burris
On October 2, 2023, the Company acquired all of the outstanding equity of certain subsidiaries from Burris Logistics, as well as certain facilities and related assets (collectively, “Burris”) through an asset purchase agreement. The Burris assets include eight facilities in Lakeland, Florida; Jacksonville, Florida; McDonough, Georgia; Edmond, Oklahoma; New Castle, Delaware; Waukesha, Wisconsin; and Federalsburg, Maryland. These facilities provide a mix of temperature-controlled warehousing services and e-commerce fulfillment.
The goodwill associated with this acquisition is primarily attributable to the strategic benefits of strengthening the Company’s warehousing network in the Eastern and Midwestern United States and expansion of its existing e-commerce fulfillment business. The goodwill was allocated to the Company’s Global Warehousing and Global Integrated Solutions segments and was not amortizable for income tax purposes.

LINEAGE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(b)NOVA Coldstore
On October 2, 2023, the Company acquired all the outstanding equity interests of Mountain Dog Operating, LLC, Big Dog Operating, LLC, and NOVA Coldstore Corp. (collectively, “NOVA Coldstore”). NOVA Coldstore is a provider of temperature-controlled warehousing services through its two facilities in Massachusetts.
In connection with the transaction described above, Lineage OP issued equity interests to the sellers in the amount of $6 million as consideration for certain of the equity interests in NOVA Coldstore. The fair value of the equity issued by Lineage OP was the price at which equity was issued to third-party investors in arms’ length transactions in connection with other Lineage OP capital raising activities.
The goodwill associated with this acquisition is primarily attributable to the strategic benefits of strengthening the Company’s warehousing network in the North Eastern United States. The goodwill was attributable to the Company’s Global Warehousing segment and was not amortizable for income tax purposes.
(c)Other Business Combinations
During the year ended December 31, 2023, the Company completed other business combinations to expand the Company’s growth and strengthening of the Company’s warehousing and end-to-end logistics solution offerings in the respective regions. The goodwill associated with these acquisitions is primarily attributable to the synergies and strategic benefits provided by the expansion of the Company’s offerings in those regions. The goodwill was allocated to the Company’s Global Warehousing and Global Integrated Solutions segments and was not amortizable for income tax purposes.
2023 Divestitures
During the year ended December 31, 2023, as part of the Company’s continued focus on increasing profitability, the Company completed the sale of its 75% interest in Erweda BV and its subsidiaries. The cash consideration transferred was immaterial. Erweda BV was included in the Global Integrated Solutions segment and remains a supplier for the Company’s food sales business. During year ended December 31, 2023, the Company recognized a net loss on sale of Erweda BV of $21 million, included in Other nonoperating income (expense), net on the consolidated statements of operations and comprehensive income (loss) and derecognized noncontrolling interests in the amount of $4 million.
2023 Real Estate Acquisitions
During the year ended December 31, 2023, the Company acquired one property in Chistchurch, New Zealand, qualifying as an asset acquisition under ASC 805, Business Combinations, for total cash consideration of $13 million.
2022 Business Combinations
The following acquisitions took place during the year ended December 31, 2022. All accounting for these acquisitions is final. The consolidated statements of operations and comprehensive income (loss), redeemable noncontrolling interests and equity, and cash flows include the results of operations for these acquired businesses since the date of acquisition for the years ended December 31, 2024, 2023, and 2022. Pro forma results of operations have not been presented because the effects of 2022 acquisitions, individually and in the aggregate, were not material to the Company’s consolidated results of operations.

LINEAGE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The following table summarizes the total consideration and the estimated fair value of the assets acquired and liabilities assumed for business combinations made by the Company during the year ended December 31, 2022.

(in millions)	MTC Logistics	Mandai Link	Turvo	VersaCold	Transportes Fuentes Group	Other
Fair value of consideration transferred
Cash consideration	$157	$89	$155	$1,078	$76	$155
Issuance of equity	26	—	55	—	14	1
Contingent consideration	—	—	—	22	—	8
Total	$183	$89	$210	$1,100	$90	$164

Total identified net assets acquired	$150	$58	$40	$823	$60	$126

Goodwill	$33	$31	$170	$277	$30	$38
(a)MTC Logistics
On March 1, 2022, the Company acquired all the outstanding equity interests of MTC Logistics through an asset purchase agreement. MTC Logistics is a provider of warehousing services including cold storage, blast freezing, import/export transportation, and drayage through its four facilities in Maryland, Delaware, and Alabama.
In connection with the transaction described above, Lineage OP issued equity interests to the sellers in the amount of $26 million as consideration for certain of the equity interests in MTC Logistics. The fair value of the equity issued by Lineage OP was the price at which equity was issued to third-party investors in arms’ length transactions in connection with other Lineage OP capital raising activities.
The goodwill associated with this acquisition was primarily attributable to the strategic benefits provided by MTC Logistics’ strong presence in key ports along the U.S. East and Gulf coasts. The goodwill was allocated to the Company’s Global Warehousing and Global Integrated Solutions segments. Of the total $33 million of goodwill associated with this acquisition, $6 million is amortizable for income tax purposes.
(b)Mandai Link
On April 29, 2022, the Company acquired all the outstanding equity interests of Mandai Link Logistics Pt. Ltd., through the acquisition of the equity interests of its parent corporation Pin Corporation Pte. Ltd., and its affiliate LinkRich (S) Pte. Ltd. (collectively, “Mandai Link”). Mandai Link is a provider of refrigerated food distribution services, including logistic and cold storage warehousing in Singapore.
The goodwill associated with this acquisition was primarily attributable to the Company’s market entry into Singapore where Mandai Link is a market leader, strengthening the Company’s presence in South East Asia and providing a platform for growth across the region. The goodwill was allocated to the Company’s Global Warehousing and Global Integrated Solutions segments and is not amortizable for income tax purposes.
(c)Turvo
On June 1, 2022, the Company acquired all the outstanding equity interests of Turvo, Inc. (together with its subsidiaries, “Turvo”). Turvo is a software developer that specializes in providing a real-time, collaborative logistics platform that connects shippers, logistics providers, carriers, and other parties across the supply chain through cloud-based software and mobile applications.
In connection with the transaction described above, BGLH issued equity interests to the sellers in the amount of $55 million as consideration for certain of the equity interests in Turvo. The fair value of the equity issued by BGLH was the price at which equity was issued to third-party investors in arms’ length transactions in

LINEAGE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
connection with other BGLH capital raising activities. The equity interests were contributed to the Company on the acquisition date.
The goodwill associated with this acquisition was primarily attributable to the strategic opportunities to both enhance the integration of Turvo’s software into Lineage’s transportation management service offerings provided to existing customers and expand into new and adjacent markets under the Turvo brand name, as well as its assembled workforce. The goodwill was recorded within the Company’s Global Integrated Solutions segment and is not amortizable for income tax purposes.
(d)VersaCold
On August 2, 2022, the Company acquired all the outstanding equity interests of VersaCold GP Inc., 1309266 BC ULC and VersaCold Acquireco, L.P. and its subsidiaries, including the operating entity VersaCold Logistics Services (collectively “VersaCold”). VersaCold is a leading cold chain solution provider in Canada that operates 24 temperature-controlled facilities across nine provinces. Its strategically-positioned network includes properties in Canada’s most populous metropolitan markets, including Toronto, Calgary, Vancouver, Edmonton, and Montreal. VersaCold also runs an inbound and outbound transportation business out of nine terminals across Canada, providing customers an integrated, coast-to-coast logistics solution.
Included in cash consideration transferred was a $46 million liability assumed by the Company to be paid to the Canadian Revenue Agency (“CRA”) on behalf of the sellers. The Company paid $37 million to the CRA during the year ended December 31, 2024. The amount owed to the CRA was $4 million and $41 million as of December 31, 2024 and December 31, 2023, respectively, and is included in Accounts payable and accrued liabilities in the consolidated balance sheets.
The acquisition includes a contingent consideration arrangement that requires additional cash consideration payment of up to $75 million CAD based on earnings before interest, taxes, depreciation, and amortization (“EBITDA”) of VersaCold during the calendar year ended December 31, 2022. The fair value of the contingent consideration recognized on the acquisition date of $22 million USD was estimated by applying a Monte Carlo simulation approach. That measure is based on significant Level 3 inputs not observable in the market. Key assumptions include (1) discount rate, (2) credit spread, and (3) forecasted EBITDA. Based on the actual EBITDA results of VersaCold during the year ended December 31, 2022, the Company made the final payout of $21 million on May 24, 2023.
Upon acquisition, the Company recognized gross deferred tax liabilities in the amount of $70 million and gross deferred tax assets in the amount of $18 million, primarily resulting from outside basis difference in the partnership interests acquired. Based on the judgment of management, the Company has concluded that it is more likely than not that the deferred tax assets will not be realized and, accordingly, have recorded a full valuation allowance as of the date of acquisition.
The goodwill associated with this acquisition was primarily attributable to the strategic benefits of expansion into key markets across Canada, more efficient cross-border transportation solutions, and an assembled workforce of more than 2,600 employees. The goodwill was allocated to the Company’s Global Warehousing and Global Integrated Solutions segments and is not amortizable for income tax purposes.
(e)Transportes Fuentes Group
On September 1, 2022, the Company acquired all the outstanding equity interests of Transportes Agustín Fuentes e Hijos, S.L.U. (together with its subsidiary, “Transportes Fuentes Group”). Headquartered in Murcia, Spain, Transportes Fuentes Group operates a fleet of over 500 vehicles and trailers, six logistics centers, a cold storage warehouse in Spain, and value-added services supporting those facilities. Transportes Fuentes Group provides international food transport services covering Belgium, France, Germany, Italy, the Netherlands, Portugal, and the United Kingdom. It is also a founding member of Reefer Terminal, a strategic partnership to create an intermodal transportation platform combining road and rail cold storage transport services.

LINEAGE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
In connection with the transaction described above, the Company issued a promissory note to the seller, which the seller assigned to BGLH in exchange for the issuance of BGLH equity interests to the seller in the amount of $14 million. The fair value of the equity issued by BGLH was the price at which equity was issued to third-party investors in arms’ length transactions in connection with other BGLH capital raising activities. The promissory note acquired by BGLH was contributed to the Company on the acquisition date in exchange for issuance of common stock to BGLH, which is included in Common stock issued in acquisitions in the consolidated statements of redeemable noncontrolling interests and equity.
The goodwill associated with this acquisition is primarily attributable to the strategic opportunities to expand its operations within Spain and enhance the Company’s end-to-end supply chain services for customers across Europe. The goodwill was allocated to the Company’s Global Warehousing and Global Integrated Solutions segments and is not amortizable for income tax purposes.
At acquisition, the Company established a liability of $7 million for uncertain tax positions of Transportes Fuentes Group. During the year ended December 31, 2023, the Company released the uncertain tax positions liability and the related indemnification asset due to the change in its assessment that the position is not more-likely-than-not to be sustained, which was based on recent tax rulings issued by the applicable local authorities.
(f)Other Business Combinations
During the year ended December 31, 2022, the Company completed other business combinations to expand the Company’s growth and strengthening of the Company’s end-to-end logistics solution offerings in the respective regions. The goodwill associated with these acquisitions is primarily attributable to the synergies and strategic benefits provided by the expansion of the Company’s offerings in those regions and is not amortizable for income tax purposes.
2022 Real Estate Acquisitions
During the year ended December 31, 2022, the Company acquired one property in Logan Township, New Jersey, qualifying as an asset acquisition under ASC 805, Business Combinations, for total cash consideration of $50 million.
Updates Related to Prior Period Acquisitions
(a)Iowa Cold Storage, LLC
During the year ended December 31, 2022, the Company transferred total consideration of $13 million to settle a contingent consideration arrangement for the 2019 acquisition of substantially all of the assets of Iowa Cold Storage, LLC.
(b)H&S Coldstores Holding B.V.
During the year ended December 31, 2023, the Company transferred cash consideration of $8 million to settle a contingent consideration arrangement for the 2022 acquisition of H&S Coldstores Holding B.V.

LINEAGE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(5)Property, plant, and equipment
Property, plant, and equipment, net consists of the following:

(in millions)	December 31, 2024	December 31, 2023	Estimated Useful Life (Years)
Buildings, building improvements, and refrigeration equipment	$8,759	$8,545	1 — 40
Land and land improvements	1,530	1,446	15 — Indefinite
Machinery and equipment	1,578	1,316	5 — 20
Railcars	549	535	7 — 50
Furniture, fixtures, equipment, and software	669	563	1 — 7
Gross property, plant, and equipment	13,085	12,405
Less accumulated depreciation	(2,854)	(2,266)
Construction in progress	396	432
Property, plant, and equipment, net	$10,627	$10,571
For the years ended December 31, 2024, 2023, and 2022, the Company recorded impairment charges of $35 million, $2 million, and $1 million, respectively. In 2024 the charges primarily related to losses from the warehouse fire in Kennewick, Washington (refer to Note 20, Commitments and contingencies for details). Impairment charges are included in Restructuring, impairment, and (gain) loss on disposals in the consolidated statements of operations and comprehensive income (loss).
(6)Goodwill and other intangible assets, net
Changes in the carrying amount of goodwill for each reportable segment for the years ended December 31, 2024 and 2023 are as follows:

(in millions)	Global Warehousing	Global Integrated Solutions	Total
Balance, December 31, 2022	$2,678	$627	$3,305
Goodwill acquired[1]	34	17	51
Less: Divestiture[1]	—	(6)	(6)
Foreign currency translation	38	6	44
Balance, December 31, 2023	2,750	644	3,394
Goodwill acquired[1]	60	4	64
Measurement period adjustments for current year acquisitions	(10)	(1)	(11)
Foreign currency translation	(96)	(13)	(109)
Balance, December 31, 2024	$2,704	$634	$3,338
__________________
(1) See Note 4, Business combinations, asset acquisitions, and divestitures for details.
In the first quarter of 2023, the Company identified a change in its reporting structure, which resulted in a change in its reporting units. The Company reassigned carrying values of goodwill to the new reporting units using the relative fair value allocation approach as of March 31, 2023. The Company tested goodwill for impairment before and after the change, noting no impairment identified. The reporting units’ fair values were estimated using a combination of the income approach and the market approach. The goodwill allocation and the tests for impairment of goodwill required the Company to make several estimates, including projected future cash flows, capital requirements, and discount rates, to

LINEAGE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
determine the fair value of the goodwill reporting units. The quantitative analysis showed that the fair value of each reporting unit exceeded its respective carrying value as of March 31, 2023.
The Company performed its annual goodwill impairment test in the fourth quarter of 2024 and 2023, consisting of a qualitative assessment, which considered factors such as market conditions, valuations of recent business combinations of the Company, and internal forecasts. For 2023, no qualitative factors indicated that it was not more likely than not that the fair values of its reporting units were less than their respective carrying values. For 2024, after considering internal forecasts and the customer relationships intangible asset impairments discussed below, the Company performed a further quantitative assessment for two of its reporting units. These two reporting units’ fair values were estimated using a combination of equally weighted income approach and market approach, which required the Company to make several estimates, including projected future revenue growth, projected future EBITDA margin, capital requirements, and discount rates. The quantitative assessments indicated that it was more likely than not the fair value of each reporting unit exceeded its carrying value. As such, no goodwill impairment has been recorded as of December 31, 2024 and 2023.
The following are the Company’s total other intangible assets as of:

	December 31, 2024			December 31, 2023
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Life (Years)
Customer relationships	$1,445	$(418)	$1,027	$1,507	$(343)	$1,164	5 - 28
In-place leases	89	(21)	68	98	(21)	77	2 - 31
Technology	32	(8)	24	32	(5)	27	10
Trade names	9	(7)	2	24	(21)	3	1 - 15
Other	18	(12)	6	20	(11)	9	4 - 17
Other intangible assets	$1,593	$(466)	$1,127	$1,681	$(401)	$1,280
During the years ended December 31, 2024 and 2023, the Company derecognized fully-amortized intangible assets and the associated accumulated amortization totaling $25 million and $13 million, respectively.
During the years ended December 31, 2024, 2023, and 2022, the Company recorded $116 million, $115 million, and $109 million, respectively, of amortization of intangible assets within Amortization expense in the consolidated statements of operations and comprehensive income (loss).
During the fourth quarter of 2024, the Company reviewed its intangible assets for qualitative indicators of impairment, noting two customer relationships assets in the Global Integrated Solutions segment which had higher customer attrition than previously expected, resulting in lower cash flow projections. After performing an undiscounted cash flow analysis, these assets were determined to be impaired. Fair values were then estimated using an income approach, specifically the discounted cash flow analysis, resulting in an impairment loss of $63 million.
During the fourth quarter of 2023, the Company recorded an impairment loss of $7 million on its indefinite-lived trade name, as the Company no longer planned to utilize this trade name indefinitely. The trade name has been reclassified to definite-lived as of December 31, 2023. To perform the quantitative impairment test, the Company estimated the fair value of the asset using the income approach based on discounted future cash flows.
Impairment losses are included in Restructuring, impairment, and (gain) loss on disposals in the consolidated statements of operations and comprehensive income (loss).
Customer relationships intangible assets acquired during the year ended December 31, 2024 have an estimated weighted-average amortization period of 11 years.

LINEAGE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Estimated future amortization to be incurred from other intangible assets for each of the next five years and thereafter is as follows (in millions):

Year ending December 31:
2025	$109
2026	106
2027	104
2028	103
2029	89
2030 and thereafter	616
Total	$1,127
(7)Equity method investments
The Company's beneficial ownership in investments accounted for under the equity method ranges from 8.8% to 50.0%. The Company has certain investments with beneficial ownership interests of less than 20% that are accounted for under the equity method, as the Company's beneficial ownership interests in these entities are similar to partnership interests.
The carrying values of the Company's investments accounted for under the equity method as of December 31, 2024 and 2023 were as follows:

(in millions)	December 31, 2024	December 31, 2023
Emergent Cold LatAm Holdings, LLC	$76	$66
Other investments	48	47
Total equity method investments	$124	$113
Emergent Cold LatAm Holdings, LLC
The Company acquired a 10.0% interest in Emergent Cold LatAm Holdings, LLC (“LatAm”) in July 2021. Due to additional LatAm capital raising activities that have occurred since, the Company’s ownership percentage was 8.8% and 9.0% as of December 31, 2024 and 2023, respectively. LatAm is organized in the Cayman Islands. The Company has committed to invest up to a total of $108 million in LatAm. The Company has invested a total of $90 million in LatAm to date, of which the Company invested $20 million, $31 million, and $12 million during the years ended December 31, 2024, 2023, and 2022, respectively. The Company has an option to purchase the remaining equity interests in LatAm during a period beginning on the third anniversary and expiring on the sixth anniversary of its initial investment date, which was July 2021. As of December 31, 2024, the Company has not exercised this option.
Other investments
The Company also holds beneficial ownership interests in other immaterial equity method investees.
(8)Prepaid expenses and other current assets

(in millions)	December 31, 2024	December 31, 2023
Prepaid expenses	$58	$62
Other current assets	39	30
Deferred equity raise costs	—	9
Prepaid expenses and other current assets	$97	$101

LINEAGE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(9)Income taxes
Components of earnings before income taxes
The following table summarizes the components of earnings before income taxes for the years ended December 31:

(in millions)	2024	2023	2022
Domestic	$(648)	$13	$(2)
Foreign	(192)	(123)	(68)
Net income (loss) before income taxes	$(840)	$(110)	$(70)
Summary of current and deferred income taxes
Income tax expense (benefit) is summarized as follows for the years ended December 31:

(in millions)	2024	2023	2022
Current tax expense (benefit):
U.S. – Federal	$1	$18	$17
U.S. – State	—	8	3
Foreign	15	18	28
Subtotal	16	44	48
Deferred tax expense (benefit):
U.S. – Federal	(48)	(15)	(18)
U.S. – State	(8)	(8)	(4)
Foreign	(49)	(35)	(20)
Subtotal	(105)	(58)	(42)
Income tax expense (benefit)	$(89)	$(14)	$6
Income tax expense (benefit) attributable to net income (loss) before income taxes differs from the amounts computed by applying the U.S. statutory federal income tax rate of 21% to Net income (loss) before income taxes. The reconciliation between these amounts is as follows for the years ended December 31:

(in millions)	2024	2023	2022
Net income (loss) before income taxes	$(840)	$(110)	$(70)
Income tax expense (benefit):
U.S. statutory federal income tax rate	(176)	(23)	(15)
Foreign income taxed at rates other than 21%	(11)	(8)	(5)
Uncertain tax provisions	4	(8)	—
Valuation allowance movement	(12)	—	13
Nondeductible expenses	9	6	4
Withholding tax	1	1	2
State and local tax	(6)	(1)	—
Tax adjustments related to REIT	112	10	—
Tax credits	(4)	—	—
Other	(6)	9	7
Income tax expense (benefit)	$(89)	$(14)	$6

LINEAGE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Deferred income taxes

(in millions)	December 31, 2024	December 31, 2023
Deferred tax assets:
Goodwill	$72	$73
Lease liabilities	191	220
Accruals	18	29
Net operating losses, credits, and other tax attribute carryforwards	159	119
Other	50	20
Total deferred tax assets	490	461
Less: Valuation allowance	(42)	(57)
Total net deferred tax assets	448	404
Deferred tax liabilities:
Property, plant, and equipment	(311)	(318)
Other intangible assets	(164)	(182)
Lease assets	(168)	(190)
Investments in flow-through entities	(48)	(55)
Other	(12)	(19)
Total deferred tax liabilities	(703)	(764)
Net deferred tax assets/(liabilities)	$(255)	$(360)
The net deferred tax liability above is presented in the consolidated balance sheets as follows:

(in millions)	December 31, 2024	December 31, 2023
Net deferred tax assets included within other assets	$49	$10
Net deferred tax liabilities included within deferred income tax liability	(304)	(370)
Total net deferred tax assets and liabilities	$(255)	$(360)
As of December 31, 2024, there were operating loss carryforwards of $383 million related to U.S., state, and foreign net operating losses, of which $245 million do not expire and the remaining expire, if not utilized, from 2025 to 2044. There were also total tax credits of $7 million which expire, if not utilized, from 2025 to 2044.
In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that some portion of or all the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax-planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more-likely-than-not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances on December 31, 2024 and 2023. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced. There is a reasonable possibility that within the next twelve months, sufficient positive or negative evidence may become available to allow the Company to reach a conclusion that would warrant a change in the Company’s valuation allowance positions, and any related changes will be recorded in the period such a determination is made.

LINEAGE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The valuation allowance for deferred tax assets as of December 31, 2024 and 2023 was $42 million and $57 million, respectively. The change in valuation allowance was primarily related to certain U.S. and Australia deferred tax assets that changed as a result of internal restructurings. During the year ended December 31, 2024, the Company released a valuation allowance established on deferred tax assets attributable to existing net operating losses carryforwards and tax credits in the U.S., resulting in an income tax benefit of $24 million, recorded in Deferred income tax liability on the consolidated balance sheets. The release of the valuation allowance was due to the Company’s internal restructurings.
Uncertain tax positions
The beginning and ending balances of the Company’s uncertain tax positions are reconciled below for the years ended December 31:

(in millions)	2024	2023	2022
Total uncertain tax positions at January 1	$9	$18	$11
Increases related to positions taken in the current year	4	—	—
Increases related to positions taken in prior years	—	1	—
Current year acquisitions	—	—	7
Current year releases	(2)	(10)	—
Foreign exchange (gain) loss	—	—	—
Total uncertain tax positions at December 31	$11	$9	$18
The Company’s policy regarding interest and penalties related to uncertain tax positions is to record interest and penalties as an element of income tax expense. As of December 31, 2024 and 2023, the Company had liabilities of $3 million and $2 million, respectively, of potential interest and penalties associated with uncertain tax positions. During the years ended December 31, 2024, 2023, and 2022, the Company recognized interest and penalties associated with uncertain tax positions through Income tax expense (benefit) of $1 million, $2 million, and less than $1 million, respectively.
The uncertain tax positions of $9 million as of December 31, 2024, if subsequently recognized, will affect the Company’s effective tax rate favorably at the time when such a benefit is recognized.
The Company believes the amount of gross uncertain tax positions that will be settled during the next twelve months cannot be reasonably estimated but will not be significant.
Other income tax updates
The 2015 through 2024 tax years generally remain open to examination by U.S. federal, state, and foreign tax authorities.
The Company has analyzed its global cash requirements as of December 31, 2024 and has recorded a $1 million deferred tax liability related to foreign income and withholding tax that will be incurred with respect to the undistributed foreign earnings which are not permanently reinvested.
The Organization for Economic Co-operation and Development (“OECD”) has issued Pillar Two Model Rules introducing a new global minimum tax of 15% effective for tax years beginning on or after January 1, 2024. While the U.S. has not yet adopted the Pillar Two rules, various other governments around the world are enacting legislation. The Company has consolidated revenue of more than €750 million per annum and therefore is in scope of the Pillar Two rules which entail tax compliance obligations and can potentially lead to additional taxes where the effective tax rate in a jurisdiction is below 15%. The Company is continuing to evaluate the impact of proposed and enacted legislative changes as new guidance becomes available.

LINEAGE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(10)Debt

(in millions)	December 31, 2024	December 31, 2023
Unsecured credit facilities	$2,772	$3,080
Senior unsecured notes	1,665	1,708
Secured debt	522	4,193
Unsecured term loans	17	28
Total debt	4,976	9,009
Less current portion long-term debt	(56)	(24)
Less deferred financing costs	(13)	(23)
Less below-market debt	(4)	(6)
Plus above-market debt	3	2
Total long-term debt, net	$4,906	$8,958
(a)Unsecured Credit Facilities
i.Credit Agreement - Revolving Credit Facility and Term Loan A
Originally entered into on December 22, 2020, and subsequently amended, the Company has an unsecured revolving credit and term loan agreement (collectively, the “Credit Agreement”) consisting of a multi-currency revolving credit facility (the “Revolving Credit Facility” or “RCF”) and a USD denominated term loan (the “Term Loan A” or “TLA”) with various lenders.
Effective June 28, 2022, the Company amended and restated the Credit Agreement, increasing the availability under the Revolving Credit Facility by $500 million to a total capacity of $2,625 million and increasing the Term Loan A commitment by $700 million to a total of $1,875 million. The $700 million borrowed on the Term Loan A was utilized to pay down amounts outstanding on the Revolving Credit Facility. In addition, the amendment changed the interest reference rate for USD-denominated balances from London Interbank Offered Rate (“LIBOR”) to Secured Overnight Financing Rate (“SOFR”). The Company incurred fees and expenses of $7 million in connection with the upsizing, all of which was capitalized as deferred financing costs during the year ended December 31, 2022.
Effective February 15, 2024, the Company amended and restated the Credit Agreement increasing the Company’s borrowing capacity under the existing Revolving Credit Facility from $2,625 million to $3,500 million and decreasing the total commitment under the Term Loan A from $1,875 million to $1,000 million. This pay down of $875 million on the Term Loan A was completed using funds available on the Revolving Credit Facility. Additionally, the amendment gives the Company the right to increase the size of the existing Term Loan A, add one or more incremental term loans, and/or increase commitments under the Revolving Credit Facility, up to $500 million, which would increase the total aggregate commitment amount of the existing Credit Agreement to $5,000 million. This amendment also extended the maturity dates for the Revolving Credit Facility from December 22, 2024 to February 15, 2028 and Term Loan A from December 22, 2025 to February 15, 2029. Under the terms of the Credit Agreement, the Revolving Credit Facility may be extended through two six-month extension options that can be exercised if certain conditions are met.
In connection with the February 2024 refinancing of the Credit Agreement, the Company incurred total fees and expenses of $34 million, of which $31 million was capitalized as deferred financing costs, $2 million was recognized as an immediate loss on extinguishment of debt, and $1 million was recognized in General and administrative expense as third-party costs related to a debt modification. Of the capitalized $31 million in deferred financing costs, $26 million related to the Revolving Credit Facility and $5 million related to the Term Loan A, which are presented in Other assets and Long-term debt, net, respectively, in the consolidated balance sheets. In addition, the Company recognized an additional $5 million in loss on extinguishment of debt related to unamortized deferred financing costs for the portions of the Credit Agreement determined to be extinguished.

LINEAGE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Borrowings under the Credit Agreement bear interest based on the Company’s elected borrowing type and borrowing currency. The contractual interest rate is equal to the applicable variable reference rate plus the margin rate. The applicable margin rate is based on the Company’s Total Leverage Ratio and the loan borrowing type. The applicable margin for Term Benchmark and Risk-Free Reference (“RFR”) loans ranges from 1.60% to 2.20% and Alternate Base Rate (“ABR”) loans range from 0.60% to 1.20%. Interest payments on the Revolving Credit Facility and Term Loan A are due quarterly and monthly, respectively.
On July 30, 2024, Moody’s Ratings assigned a first-time Baa2 issuer rating to the Company, with a stable outlook. On August 6, 2024, Fitch Ratings assigned a first-time BBB+ issuer rating to the Company, with a stable outlook. These assigned ratings qualified as an investment grade rating event under the terms of the Credit Agreement and allowed the Company to elect the contractual interest rate margin to be based on the Company’s debt rating instead of the total leverage ratio, effective August 1, 2024, which reduced the RCF and TLA interest rate to Term SOFR plus 0.10% (or “Adjusted Term SOFR”) +1.05%. Upon receipt of the Fitch Rating, the RCF and TLA interest rate was further reduced to Adjusted Term SOFR + 0.93%.
The following table provides the details of the Credit Agreement:

	December 31, 2024			December 31, 2023
(in millions)	Contractual Interest Rate (1)	Borrowing Currency Amount	Carrying Amount (USD)	Contractual Interest Rate (1)	Borrowing Currency Amount	Carrying Amount (USD)
Term Loan A
USD	SOFR+0.93%	1,000	$1,000	SOFR+1.60%	1,875	$1,875
Revolving Credit Facility
USD	SOFR+0.93%	1,535	1,535	SOFR+1.60%	315	315
AUD	BBSW+0.93%	126	78	BBSW+1.60%	349	238
NZD	BKBM+0.93%	106	60	BKBM+1.60%	62	39
EUR	EURIBOR+0.93%	55	57	EURIBOR+1.60%	175	193
DKK	CIBOR+0.93%	250	35	CIBOR+1.60%	498	74
CAD	CORRA+0.93%	10	7	CDOR+1.60%	448	338
NOK	NIBOR+0.93%	—	—	NIBOR+1.60%	86	8
Total Revolving Credit Facility			$1,772			$1,205

1SOFR = for purpose of the above instruments, the term “SOFR” refers to the Term SOFR plus 0.1% (or “Adjusted Term SOFR”), CORRA = Canadian Overnight Repo Rate Average, CDOR = Canadian Dollar Offered Rate, BBSW = Bank Bill Swap Rate, EURIBOR = Euro Interbank Offered Rate, CIBOR = Copenhagen Interbank Offered Rate, NIBOR = Norwegian Interbank Offered Rate, BKBM = Bank Bill Reference Rate

There were $66 million in letters of credit issued on the Company’s Revolving Credit Facility as of December 31, 2024 and $67 million as of December 31, 2023. Under the Credit Agreement, the Company has the ability to issue up to $100 million as letters of credit.
On June 25, 2024, the Company amended the Credit Agreement to include two new syndicate lenders. Apart from the addition of these lenders, there were no significant changes to the total loan amounts, terms, or conditions of the Credit Agreement.
ii.Delayed-draw term loan facility
On February 15, 2024, the Company entered into an unsecured delayed-draw term loan facility (“DDTL”) with a borrowing capacity of up to $2,400 million.On April 9, 2024, the Company drew $2,400 million under the DDTL and used the proceeds to pay off the remaining outstanding adjustable rate multi-property loan CMBS 4 (“CMBS 4”).

LINEAGE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Term loan borrowings under the DDTL facility bear interest at a rate per annum equal to Adjusted Term SOFR, plus the applicable margin of 1.60% that is based on the Company’s total leverage ratio. Interest is payable in arrears on a quarterly basis. In addition, the DDTL facility is subject to a commitment fee of 0.20% on the average daily unused amount of the facility commitment.
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
(b)Senior Unsecured Notes
On August 20, 2021, and on August 15, 2022, the Company entered into private placement financing consisting of a series of fixed-rate guaranteed, senior unsecured notes (“Senior Unsecured Notes”). Interest on the notes is due semi-annually in August and February.
The table below summarizes the balances and terms of the Senior Unsecured Notes:

(in millions, except interest rates)	Borrowing Currency Amount	Interest rate	Maturity date	December 31, 2024	December 31, 2023
Series A Senior Notes	$300	2.22%	8/20/2026	$300	$300
Series B Senior Notes	$375	2.52%	8/20/2028	375	375
Series C Senior Notes	€128	0.89%	8/20/2026	133	141
Series D Senior Notes	€251	1.26%	8/20/2031	262	277
Series E Senior Notes	£145	1.98%	8/20/2026	182	185
Series F Senior Notes	£130	2.13%	8/20/2028	163	166
Series G Senior Notes	€80	3.33%	8/20/2027	83	88
Series H Senior Notes	€110	3.54%	8/20/2029	115	121
Series I Senior Notes	€50	3.74%	8/20/2032	52	55
Total Senior Unsecured Notes				$1,665	$1,708
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
(c)Secured Debt
As of December 31, 2024, the total balance of $522 million was comprised of three secured promissory notes with MetLife Real Estate Lending LLC (the “Metlife Real Estate Notes”) totaling $472 million (due in 2026, 2028, and 2029) and $50 million of other fixed-rate real estate and equipment secured financing agreements with various lenders maturing between 2025 and 2034. As of December 31, 2023, the total balance of $4,193 million was comprised of CMBS 4 in the amount of $2,344 million, an adjustable rate multi-property loan agreement CMBS 5 (“CMBS 5”) loan in the amount of $1,298 million, the MetLife Real Estate Notes totaling $470 million, and $81 million of other fixed-rate real estate and equipment secured financing agreements with various lenders maturing between 2024 and 2044. These debt instruments are secured by various assets specific to the underlying agreement. During 2024, the Company had the following secured debt pay down and refinancing arrangements:

LINEAGE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
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
On February 6, 2024, the Company entered into a new $81 million loan agreement with MetLife Real Estate Lending LLC, designed as a refinancing arrangement, with a maturity date of March 5, 2029. This agreement enabled the Company to fully pay the outstanding balloon payment of $77 million associated with the previous loan due to mature on March 25, 2024. After the repayment, debt issuance fees, and other closing costs, the Company received net cash proceeds of $4 million. The loan bears interest at SOFR plus a spread of 1.77% per annum. The agreement requires monthly interest-only payments with a balloon repayment of the outstanding principal amount due upon maturity.
As a result of the financing, the Company capitalized $1 million of incurred fees and expenses as deferred financing costs.
iv.Wilmington Trust, National Association Loan
On September 18, 2019, the Company assumed a loan with Wilmington Trust, N. A. in the amount of $26 million, maturing on September 1, 2044, with early payment permitted beginning on June 1, 2024.
On September 3, 2024, the Company fully paid the remaining outstanding principal balance of $24 million.
(d)Unsecured term loans
As of December 31, 2024 and December 31, 2023, the total balance of $17 million and $28 million, respectively, was comprised of euro denominated borrowings the Company assumed as part of a prior acquisition.
(e)Deferred financing costs
During the years ended December 31, 2024, 2023, and 2022, the Company recognized amortization of deferred financing costs recorded to Interest expense, net of $18 million, $19 million, and $18 million, respectively.
As of December 31, 2024 and December 31, 2023, the amount of unamortized deferred financing costs in Long-term debt, net within the consolidated balance sheets was $13 million and $23 million, respectively. As of December 31, 2024 and December 31, 2023, the amount of unamortized deferred financing costs in Other assets in the consolidated balance sheets was $28 million and $9 million, respectively.

LINEAGE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(f)Future maturities
Future payments on debt, if contractual extensions are executed, for each of the next five years and thereafter are as follows (in millions):

Year ending December 31:
2025	$56
2026	782
2027	87
2028	768
2029	2,969
2030 and thereafter	314
Total debt	$4,976
(11)Derivative instruments and hedging activities
(a)Risk management objective of using derivatives
The Company manages certain economic risks, including interest rate, foreign currency, liquidity, and credit risk, primarily by managing the amount, sources, and duration of its assets and liabilities and with the use of derivative financial instruments.
(b)Cash flow hedges of interest rate and foreign currency risk
The Company’s objectives in using interest rate derivatives are to manage its exposure to interest rate movements and to mitigate the potential volatility to interest expense. To accomplish this objective, the Company primarily uses interest rate swaps and caps as part of its interest rate risk management strategy. Interest rate swaps involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate caps involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for a premium. The Company’s designated interest rate swaps and caps hedge variable-rate interest payments using a first payments approach. The first payments approach allows an entity to hedge interest payments on a designated principal amount, rather than a specific, named debt issuance. Refer to Note 10, Debt for additional information.
In addition, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future cash amounts due to changes in foreign currency rates.
(c)Designated hedges
As of December 31, 2024, the Company had the following outstanding interest rate and foreign currency derivatives that were designated as cash flow hedging instruments:

	Number of Instruments		Notional (in millions)
Interest rate derivatives:
Interest rate swap	3	USD	1,000
Interest rate cap	3	USD	1,500
Total	6	USD	2,500

LINEAGE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(in millions)		Buy Notional		Sell Notional
Foreign currency derivatives:
Buy EUR/Sell GBP forward	EUR	32	GBP	27
Buy USD/Sell GBP forward	USD	1	GBP	1
The tables below presents the effect of the Company’s derivatives that are designated as hedging instruments in the consolidated statements of operations and comprehensive income (loss) (in millions).

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives			Amount of Gain (Loss) Reclassified from Accumulated OCI into Earnings	Amount of Gain (Loss) Reclassified from Accumulated OCI into Earnings
	Year Ended December 31,				Year Ended December 31,
	2024	2023	2022		2024	2023	2022
Included in effectiveness testing:
Interest rate contracts	$36	$33	$225	Interest expense, net	$98	$119	$37
Foreign exchange contracts	(2)	(1)	2	Gain (loss) on foreign currency transactions, net	(1)	—	1
Excluded from effectiveness testing and recognized in earnings based on an amortization approach:
Interest rate contracts	(4)	(5)	(9)	Interest expense, net	(1)	(1)	(1)
Total	$30	$27	$218		$96	$118	$37
The estimated net amount of existing gains (losses) that are reported in Accumulated other comprehensive income (loss) as of December 31, 2024 that is expected to be reclassified into earnings within the next 12 months is $67 million.
(d)Non-designated hedges
The Company’s non-designated interest rate caps with 5.00% or 6.00% strike rates and a total notional value of $3,664 million matured during the year ended December 31, 2024. As of December 31, 2024, the Company has no outstanding non-designated interest rate hedges. During the year ended December 31, 2024, the Company recognized nominal earnings on non-designated interest rate derivatives. During the years ended December 31, 2023 and 2022, the Company recognized in Interest expense, net, ($2) million and $2, respectively, of gain (loss) on non-designated interest rate derivative contracts.
The notional value of the Company’s non-designated foreign currency derivatives is immaterial. During the years ended December 31, 2024 and December 31, 2023, the Company recognized nominal gain or loss on related contracts. During the year ended December 31, 2022, the Company recognized in Gain (loss) on foreign currency transactions, net $4 million of gain (loss) on non-designated foreign exchange contracts.

LINEAGE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(e)Balance sheet presentation
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification in the consolidated balance sheets as of:

(in millions)	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Derivatives designated as hedging instruments
Balance sheet location	Other assets	Other assets	Other liabilities	Other liabilities
Interest rate contracts	$69	$135	$—	$—
Foreign exchange contracts	—	—	(1)	—
Total	$69	$135	$(1)	$—

Derivatives NOT designated as hedging instruments
Balance sheet location	Other assets	Other assets	Other liabilities	Other liabilities
Interest rate contracts	$—	$3	$—	$—
Foreign exchange contracts	1	—	(1)	(1)
Total	$1	$3	$(1)	$(1)
Refer to Note 13, Fair value measurements for further information on the valuation of the Company’s derivatives.
(12)Interest expense

	Year Ended December 31,
(in millions)	2024	2023	2022
Interest expense	$426	$509	$281
(Gain) loss on designated and non-designated hedge instruments	(97)	(116)	(38)
Finance lease liabilities interest	93	92	95
Amortization of deferred financing costs	18	19	18
Capitalized interest	(8)	(13)	(8)
Interest income	(12)	(6)	(3)
Other financing fees	10	5	2
Interest expense, net	$430	$490	$347
(13)Fair value measurements
As of December 31, 2024 and December 31, 2023, the carrying amount of certain financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued liabilities, were representative of their fair values due to the short-term maturity of these instruments.
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

LINEAGE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
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
The following table presents the fair value hierarchy levels of the Company’s assets and liabilities at fair value:

(in millions)	Fair Value Hierarchy	December 31, 2024	December 31, 2023
Measured at fair value on a recurring basis:
Interest rate derivative financial instruments assets	Level 2	$69	$138
Foreign exchange forward contracts assets	Level 2	$1	$—
Foreign exchange forward contracts liabilities	Level 2	$2	$1
Acquisition related contingent consideration	Level 3	$13	$5
Put options (see Note 2, Capital structure and noncontrolling interests)	Level 3	$107

Measured at fair value on a non-recurring basis:
Other investments (included in Other assets)[1]	Level 3	$18	$12

Disclosed at fair value:
Long-term debt[2]	Level 3	$4,868	$8,768
Kloosterboer Preference Shares[3]	Level 3	$259
__________________
(1) The investments in equity securities carried at fair value are subject to transfer restrictions and generally cannot be sold without consent.
(2) The carrying value of long-term debt is disclosed in Note 10, Debt.
(3) The carrying value of Kloosterboer Preference Shares is disclosed in Note 17, Other long-term liabilities.
The Company is required to measure certain assets and liabilities at estimated fair value from time to time. These fair value measurements typically result from the application of specific accounting pronouncements under GAAP and are considered non-recurring fair value measurements.
In accordance with GAAP, the Company has elected to remeasure investments without readily determinable fair values only when an observable transaction occurs for an identical or similar investment of the same issuer. During the years ended December 31, 2024, 2023, and 2022, the Company recorded non-recurring fair value adjustments related to certain other investments without readily determinable fair values totaling $3 million, less than $1 million, and $1 million, respectively, which is included within Other nonoperating income (expense), net in the consolidated statements of operations and comprehensive income (loss).
The Company’s long-term debt is reported at the aggregate principal amount less unamortized deferred financing costs and any above or below market adjustments (as required in purchase accounting) in the consolidated balance sheets. For instruments with no prepayment option, the fair value is estimated utilizing a discounted cash flow model where the contractual cash flows (i.e., coupon and principal repayments) were discounted at a risk-adjusted yield reflective of both the time value of money and the credit risk inherent in each instrument. For instruments that include a prior-to-maturity prepayment option, the fair value is estimated using a Black-Derman-Toy lattice model. The inputs used to estimate the fair value of the Company’s debt instruments are comprised of Level 2 inputs, including risk-free interest rates, credit

LINEAGE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
ratings, and financial metrics for comparable publicly listed companies, and Level 3 inputs, such as risk-adjusted credit spreads based on adjusted yields implied at issuance, and yield volatility (used for instruments with a prepayment option).
Level 3 Rollforward for Put Options
As described in Note 2, Capital structure and noncontrolling interests, in connection with the Formation Transactions, the Company executed a put option agreement, which provides special redemption rights and top-up rights. The Put Options are measured at fair value utilizing a Monte Carlo simulation. The following table includes a rollforward of the Put Options, which are classified as Level 3 in the fair value hierarchy.

(in millions)	December 31, 2024
Beginning balance	$—
Issuance of Put Options	103
Fair value adjustments	31
Settlement of Put Options	(27)
Ending balance	$107
(14)Leases
The Company leases real estate, most significantly warehouses for use in operations, as well as equipment for use within owned and leased warehouses. The Company also leases vehicles, trailers, and other equipment. The Company has not pledged any assets as collateral related to the Company’s existing leases as of December 31, 2024 and December 31, 2023.
Right-of-use asset balances are as follows:

(in millions)	December 31, 2024	December 31, 2023
Finance lease right-of-use assets	$1,706	$1,608
Less: accumulated amortization	(452)	(365)
Finance lease right-of-use assets, net	$1,254	$1,243

Operating lease right-of-use assets	$828	$892
Less: accumulated amortization	(201)	(168)
Operating lease right-of-use assets, net	$627	$724
Lease liabilities are presented in the following line items in the consolidated balance sheets:

	December 31, 2024		December 31, 2023
(in millions)	Finance Leases	Operating Leases	Finance Leases	Operating Leases
Accounts payable and accrued liabilities	$165	$50	$76	$60
Long-term finance lease obligations	1,249	—	1,305	—
Long-term operating lease obligations	—	605	—	692
Total lease obligations	$1,414	$655	$1,381	$752

LINEAGE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Future minimum lease payments for each of the next five years and thereafter as of December 31, 2024 are as follows (in millions):

Years Ending December 31:	Finance Leases	Operating Leases
2025	$254	$92
2026	159	89
2027	154	88
2028	145	78
2029	144	70
2030 and thereafter	1,517	675
Total lease payments	2,373	1,092
Less imputed interest	(959)	(437)
Total lease obligations	$1,414	$655
Supplemental consolidated balance sheets information related to leases is as follows:

	December 31,	December 31,
	2024	2023
Weighted average remaining lease term (in years):
Finance	14.5	16.5
Operating	15.9	15.9
Weighted average discount rate:
Finance	6.8%	6.8%
Operating	6.5%	6.5%
The components of lease expense are as follows:

	Year Ended December 31,
(in millions)	2024	2023	2022
Finance lease cost:
Amortization of ROU assets	$101	$93	$88
Interest on lease liabilities	93	92	95
Operating lease cost	114	115	103
Variable & short-term lease cost	38	28	23
Sublease income	(16)	(9)	(18)
Total lease cost	$330	$319	$291

LINEAGE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Supplemental cash flow information related to leases is as follows:

	Year Ended December 31,
(in millions)	2024	2023	2022
Cash paid for amounts included in the measurement of lease liability
Operating cash flows from finance leases	$92	$90	$94
Finance cash flows from finance leases	$70	$55	$50
Operating cash flows from operating leases	$100	$92	$94
ROU assets obtained in exchange for lease obligations (excluding the effect of acquisitions)
Finance leases	$60	$37	$10
Operating leases	$21	$89	$7
Houston, Texas purchase option
On September 27, 2024, the Company provided notice to the lessor of its intention to exercise a purchase option contained in the lease agreement, which consequently became reasonably certain of exercise. This resulted in a reclassification from operating lease obligations to finance lease obligations of $44 million and an additional finance lease obligation of $45 million, for a total finance lease obligation of $89 million. The reassessment of the purchase option also resulted in a reclassification of $45 million of Operating lease right-of-use assets to Finance lease right-of-use-assets and an additional recording of $45 million of Finance lease right-of-use-assets for a total $90 million Finance lease right-of-use-assets. The purchase option is expected to be executed in April 2025 for $90 million, of which $1 million was paid in 2024 as an earnest money deposit.
(15)Failed sale-leaseback financing obligations
In connection with the 2021 Kloosterboer acquisition, the Company assumed two failed sale-leaseback financing obligations. The Company’s outstanding obligations for failed sale-leasebacks of real estate-related long-lived assets were as follows:

(in millions)	Maturity	December 31, 2024	December 31, 2023
Arras	December 2035	$20	$23
Harnes 2	June 2037	48	54
Total sale-leaseback financing obligations		68	77
Less current portion of sale-leaseback financing obligations		(6)	(7)
Sale-leaseback financing obligations, net		$62	$70
Arras
In August 2020, prior to its purchase by the Company, Kloosterboer executed an agreement with a bank consortium to finance its construction of a new cold storage facility on a parcel of land previously owned by Kloosterboer in Arras, France (“Arras”). As part of this arrangement, the bank consortium purchased the land parcel from Kloosterboer and concurrently provided funding to construct the cold storage facility. The agreement stipulates that the bank consortium has legal ownership and title to the land parcel and the facility. The agreement also provides the Company with an option to purchase the leased assets for €1.00 at the end of the lease term, which makes the transaction a “failed sale” because the purchase price is nominal. The associated assets are reflected in the consolidated balance sheets within Property, plant, and equipment, net, with a corresponding failed sale-leaseback financing obligation included within Accounts payable and accrued liabilities and Other long-term liabilities. Upon the acquisition of Kloosterboer, the Company

LINEAGE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
recognized a liability related to Arras. The construction of Arras was substantially complete when the Company acquired Kloosterboer and was completed in 2021.
The initial term of the Arras financing agreement is 15 years after the original execution of the agreement. Payments are made quarterly and are based on the total funding provided by the bank consortium to finance the construction work. The agreement’s termination date is December 31, 2035 and has an implicit interest rate of 0.15%. The earliest date that the purchase option can be exercised is 7 years after the completion of the Arras facility. Early exercise of the purchase option requires the Company to pay off the remaining balance of the sale-leaseback financing obligation at the time of exercise. The long-lived assets are depreciated on a straight-line basis over their remaining economic useful life.
Harnes 2
Kloosterboer was party to a separate sale-leaseback transaction related to a facility in Harnes, France. As part of this arrangement, a bank consortium agreed to purchase land from a third-party and finance improvements to an existing facility at the location. This agreement was determined to be a finance lease because it provided Kloosterboer with the ability to purchase the land and facility for a nominal price of €1.00 at the end of the lease term. Subsequently, Kloosterboer and the bank consortium amended the agreement and the bank consortium agreed to finance the construction of a second facility at the location, which would then be leased to Kloosterboer after construction completion (“Harnes 2”). This facility was added to the purchase option from the original lease. As Kloosterboer was already deemed to be reasonably certain to exercise the €1.00 purchase option on the land, the lease for Harnes 2 was considered a “failed sale.” The associated assets are reflected in the consolidated balance sheets within Property, plant, and equipment, net, with a corresponding failed sale-leaseback financing obligation included within Accounts payable and accrued liabilities and Other long-term liabilities. Upon the acquisition of Kloosterboer, no asset or liability was recognized for the Harnes 2 financing obligation because the construction had not begun. The construction of the Harnes 2 facility was completed in 2023.
The initial term of the Harnes 2 financing agreement is 15 years after the original execution of the agreement. Payments are made quarterly and are based on the total funding provided by the bank consortium to finance the construction work. The agreement’s termination date is June 2037 and has an implicit interest rate of 0.19%. The earliest date that the purchase option can be exercised is 7 years after the completion of the improvements contemplated in the original finance lease. Early exercise of the purchase option requires the Company to pay off the remaining balance of the sale-leaseback financing obligation at the time of exercise. The long-lived assets are depreciated on a straight-line basis over their remaining economic useful life.
As of December 31, 2024, the future principal payments for the Arras and Harnes 2 sale-leaseback financing obligation are as follows (in millions):

Year ending December 31:
2025	$5
2026	5
2027	5
2028	5
2029	6
2030 and thereafter	42
Total sale-leaseback financing obligation	$68
(16)Employee benefit plans
(a)Multi-employer pension plans
The Company participates in various multi‑employer pension plans, which provide defined benefits to the Company’s covered U.S. union employees. A unique characteristic of a multi-employer plan compared to a single employer plan is

LINEAGE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
that all plan assets are available to pay benefits of any plan participant. Separate asset accounts are not maintained for participating employers. This means that assets contributed by one employer may be used to provide benefits to employees of other participating employers. The Company’s funding policy is to contribute monthly the amount specified by the plans’ trustees. The Company contributed $1 million, $1 million, and $2 million to these plans during the years ended December 31, 2024, 2023, and 2022, respectively. There have been no significant changes that affect comparability of 2024, 2023, and 2022 contributions.
The Company’s contributions to these plans represent less than 5.0% of the total contributions made to the plans from all participating employers.
(b)Salary‑savings profit‑sharing plans
Under the Company’s Salary-Savings Profit-Sharing Plan (“Savings Plan”), participants may contribute a percentage of their annual gross wages to the Savings Plan, and the Company contributes matching amounts based on participant contributions. Total Company cash contributions to these plans were $41 million, $37 million, and $34 million during the years ended December 31, 2024, 2023, and 2022, respectively.
(c)Non-Qualified Deferred Compensation Plan
On November 1, 2022, the Company adopted a non-qualified deferred compensation plan (the “NQDC Plan”). Under the provisions of the NQDC Plan, certain senior management employees are eligible to defer payout of a portion of their annual base salary, annual bonus (if one is paid), and cash payouts of LVCP units (refer to Note 18, Stock-based compensation). The NQDC Plan was effective for compensation beginning on January 1, 2023.
The Company invests the compensation deferred by NQDC Plan participants into mutual fund investments and records a corresponding liability. The mutual fund investments are included within Other assets, and the corresponding liability is included in Other long-term liabilities in the consolidated balance sheets. As of December 31, 2024, the balance of the mutual fund investments and the corresponding liability was $4 million and $4 million, respectively. As of December 31, 2023, the balance of the mutual fund investments and the corresponding liability was $1 million and $1 million, respectively. During the years ended December 31, 2024 and 2023, the Company recorded deferred compensation expense related to the NQDC Plan of $3 million and $1 million, respectively. Changes in the fair value of the mutual fund investments and the corresponding change in the associated liability are included within Other nonoperating income (expense), net and General and administrative expense, respectively, in the consolidated statements of operations and comprehensive income (loss). These changes did not result in any material net impact to the consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2024 and 2023.
(17)Other long-term liabilities

(in millions)	December 31, 2024	December 31, 2023
Kloosterboer Preference Shares	$247	$—
Sale leaseback financing obligations (see Note 15, Failed sale-leaseback financing obligations)	62	70
Workers' compensation reserves (see Note 20, Commitments and contingencies)	35	25
Other liabilities	66	64
Total other long-term liabilities	$410	$159
Kloosterboer Preference Shares
As discussed in Note 2, Capital structure and noncontrolling interests, upon the completion of the IPO, the Preference Shares became mandatorily redeemable financial instruments and were reclassified to Other long-term liabilities. On October 1, 2026, all outstanding Preference Shares, including all unpaid accrued preferential dividends, shall be mandatorily redeemed in exchange for cash or a variable number of shares of the Company’s common stock. To the

LINEAGE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
extent the Co-Investor elects to receive shares of the Company’s common stock, the number of shares would be based on the volume weighted average price of the Company’s common stock on the business day immediately prior to the redemption date. The Co-Investor continues to have an annual redemption right which would require the Company to redeem all, or a portion of, the outstanding Preference Shares, including all related unpaid, accrued preferential dividends in cash. Assuming the Co-Investor does not exercise its early redemption options, the maximum economic payout in order to redeem the Kloosterboer Preference Shares, including all unpaid accrued preferential dividends on October 1, 2026, would be €260 million. As of December 31, 2024, there were 2,214,553 Preference Shares outstanding.
The Company’s initial recording of the Kloosterboer Preference Shares liability was at a fair value of $251 million. The initial fair value was determined utilizing a Black-Derman-Toy lattice model, which takes into consideration the Co-Investor’s annual early redemption options and a credit-adjusted discount rate. The difference of $22 million between the then carrying value of the redeemable noncontrolling interest and the fair value upon reclassification was recorded as an adjustment to Additional paid-in capital - common stock in the consolidated balance sheets and consolidated statements of redeemable noncontrolling interests and equity for the year ended December 31, 2024.
Subsequent to the reclassification, the liability will be accreted up to the October 1, 2026 redemption value using an effective interest method. During the year ended December 31, 2024, the Company recognized $5 million of related expense within Interest expense, net in the consolidated statements of operations and comprehensive income (loss).
(18)Stock-based compensation
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

LINEAGE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
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
Subject to the recipient’s continued status as a service provider throughout the performance period, performance-based RSUs vest based on the Company’s performance during an approximately three year performance period, commencing on January 1st of the grant year (or the date of the IPO for the Relative TSR metric discussed below) and ending on December 31st of the third year (or, if earlier, the date on which a change in control of the Company occurs, if applicable). The number of performance-based RSUs that vest will range from 0% to 200% of the total number of performance-based RSUs granted, based on the attainment of the following metrics over the applicable performance period:
–Adjusted Funds from Operations per Share (“AFFO per share”);
–Same Warehouse NOI Growth (“SS NOI Growth”); and
–The total shareholder return of Lineage, Inc. common stock (“TSR”) relative to the S&P 500 Index (“Relative TSR”).
All earned performance-based RSUs will vest in full upon completion of the performance period, subject to continued service, with the number of vested performance-based RSUs to be determined by the Plan Administrator within 60 days of the completion of the performance period. Recipients of performance-based RSUs who do not remain a service provider for the full performance period but incur a Qualifying Termination will be eligible to vest in a number of performance-based RSUs based on the proportion of the performance period for which they remained an active service provider.
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

LINEAGE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The following represents a summary of these RSUs:

	Time-based RSUs	Weighted average grant date fair value per unit	Performance-based RSUs	Weighted average grant date fair value per unit
Unvested as of December 31, 2023	—	$—	—	$—
Awards granted	1,530,805	84.88	129,856	89.85
Awards vested	(17,517)	89.45	—	—
Awards forfeited	(51,499)	86.15	(1,910)	89.85
Unvested as of December 31, 2024	1,461,789	$84.78	127,946	$89.85
Stock-based compensation expense related to time-based RSUs for the year ended December 31, 2024 was $34 million. As of December 31, 2024, there was $92 million of unrecognized stock-based compensation expense related to unvested time-based RSUs that is expected to be recognized over a weighted-average period of 1.3 years.
Stock-based compensation expense related to performance-based RSUs for the year ended December 31, 2024 was $2 million. As of December 31, 2024, there was $10 million of unrecognized stock-based compensation expense related to unvested performance-based RSUs that is expected to be recognized over a weighted-average period of 2.0 years.
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
During their vesting period, time-based LTIP Units have full distribution rights to receive any distributions declared by the Operating Partnership in cash. During the performance period, holders of performance-based LTIP Units are entitled to receive 10% of all distributions declared by the Operating Partnership in cash. Performance-based LTIP Units are granted in tandem with certain distribution equivalent units which, to the extent that the applicable performance conditions are satisfied, will vest in an amount having a value equal to the excess of all distribution payments that would have been made by the Operating Partnership on such units during the performance period over the amount received in cash, adjusted by the rate of return on shares of Lineage, Inc. common stock as if the distribution payments were invested in Lineage, Inc. common stock between the distribution date and the completion of the performance period.
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

LINEAGE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
performance-based LTIP Units granted, based on the attainment of the following metrics, over the applicable performance period:
–AFFO per share;
–SS NOI Growth; and
–Relative TSR.
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
The following represents a summary of these LTIP Units:

	Time-based LTIP Units	Weighted average grant date fair value per unit	Performance-based LTIP Units	Weighted average grant date fair value per unit
Unvested as of December 31, 2023	—	$—	—	$—
Awards granted	1,218,732	87.86	1,776,421	89.85
Awards vested	—	—	—	—
Awards forfeited	—	—	—	—
Unvested as of December 31, 2024	1,218,732	$87.86	1,776,421	$89.85
Stock-based compensation expense related to time-based LTIP Units for the year ended December 31, 2024 was $23 million. As of December 31, 2024, there was $84 million of unrecognized stock-based compensation cost related to unvested time-based LTIP Units that is expected to be recognized over a weighted-average period of 1.5 years.
Stock-based compensation expense related to performance-based LTIP Units for the year ended December 31, 2024 was $12 million. As of December 31, 2024, there was $68 million of unrecognized stock-based compensation cost related to unvested performance-based LTIP Units that is expected to be recognized over a weighted-average period of 2 years.
(c)Stock payment awards
Certain Plan participants have been granted interests in the Company in the form of stock payment awards. Stock payment awards are fully vested shares of Lineage, Inc. common stock issued to Plan participants in exchange for services provided to the Company, or in settlement of other Company liabilities.

LINEAGE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The Company measures these stock payment awards at grant date fair value based on the closing market price of shares of Lineage, Inc. common stock. The Company recognizes stock-based compensation expense for stock payment awards as incurred. During the year ended December 31, 2024, 1,516,314 shares of Lineage, Inc. common stock were issued pursuant to stock payment awards under the 2024 Plan.
Stock-based compensation expense related to stock payment awards for the year ended December 31, 2024 was $114 million. During the year ended December 31, 2024, the Company also issued stock payment awards totaling $15 million in settlement of awards that vested at IPO under the 2015 LVCP and 2021 LVCP, as described below.
Legacy Stock-Based Compensation Plans
The Legacy Stock-Based Compensation Plans were authorized prior to the Pre-IPO Incentive Award Plan. The Legacy Stock-Based Compensation Plans include BGLH Restricted Class B Units, Management Profits Interests Class C units, and LLH Value Creation Unit Plan units.
(d)BGLH Restricted Class B Units
Prior to the IPO, certain members of management and certain non-employee directors were granted interests in BGLH in the form of restricted Class B Units (“BGLH Restricted Units”). The Company fair valued these BGLH Restricted Units as of the grant date based on the price of substantially similar units issued to third-party investors in arms’ length transactions in connection with other BGLH capital raising activities. The Company recognized stock‑based compensation expense over the vesting term. In connection with the IPO and Formation Transactions, vesting for all outstanding unvested BGLH Restricted Units was accelerated and all previously unrecognized stock-based compensation expense was recognized at that time.
Stock-based compensation expense related to BGLH Restricted Units for the years ended December 31, 2024, 2023, and 2022 was $11 million, $14 million, and $9 million, respectively.
The following represents a summary of these units:

	Units	Weighted average grant date fair value per unit
Unvested as of December 31, 2021	89,827	$62.68
Awards granted	113,564	80.79
Awards vested	(93,426)	64.94
Awards forfeited	(3,727)	80.50
Unvested as of December 31, 2022	106,238	79.07
Awards granted	212,110	90.05
Awards vested	(167,148)	83.76
Unvested as of December 31, 2023	151,200	89.29
Awards granted	31,088	96.50
Awards vested	(182,288)	90.52
Unvested as of December 31, 2024	—	$—
(e)Management Profits Interests Class C units
LLH MGMT and LLH MGMT II interests were issued to certain members of management in the form of Management Profits Interests Class C units. These profits interests generally vested over a three to five year time period, with the number of units vested based partially on meeting certain financial targets of the Company or individual performance metrics. In connection with the IPO and Formation Transactions, all outstanding unvested Management Profits Interests Class C units were cancelled and replaced with time-based RSUs or time-based LTIP Units. All unrecognized stock-

LINEAGE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
based compensation expense for the unvested Management Profits Interests Class C units will be recognized over the vesting term of the replacement awards, plus the incremental fair value of the replacement award.
The Company fair valued these interests as of the grant date using the Black-Scholes model which was adjusted for the restriction period through a possible liquidity event. The key inputs in the valuation included a volatility factor (which ranged from 32% to 62%) and a risk free rate (which ranged from 0.23% to 4.97%), with vesting terms of 0.75 years to 2.5 years as time to maturity in the model. The Company recognized stock-based compensation expense over the vesting term.
Stock-based compensation expense related to Management Profits Interests Class C units for the years ended December 31, 2024, 2023, and 2022 was $4 million, $11 million, and $8 million, respectively.
The following represents a summary of these units:

	Units	Weighted average grant date fair value per unit
Unvested as of December 31, 2021	5,715,658	$1.49
Awards granted	4,159,807	3.55
Awards vested	(2,336,898)	2.93
Awards forfeited	(910,054)	2.75
Unvested as of December 31, 2022	6,628,513	2.10
Awards granted	3,164,021	3.58
Awards vested	(2,823,268)	3.26
Awards forfeited	(274,143)	2.13
Unvested as of December 31, 2023	6,695,123	2.31
Awards granted	1,487,235	2.93
Awards vested	(3,094,024)	1.78
Awards forfeited	(147,976)	2.69
Awards cancelled and replaced	(4,940,358)	2.82
Unvested as of December 31, 2024	—	$—
As of December 31, 2023, there were 21,091,532 outstanding Management Profits Interests Class C units that were fully vested. Fully vested Management Profits Interests Class C units may have been redeemed in exchange for cash in connection with a tender redemption offer by Bay Grove Capital. LLH MGMT and LLH MGMT II also had the right to redeem the fully vested Management Profits Interests Class C units if the holder of the units terminated their employment with the Company for any reason.
(f)LLH Value Creation Unit Plan units
Certain employees were granted notional units under the LLH Value Creation Unit Plan (the “2015 LVCP”) in the form of appreciation rights that vested over a period of four years and upon the occurrence of a liquidity event. This plan covered awards from 2015 to 2020. A new LLH Value Creation Unit Plan was established in 2021 (the “2021 LVCP”) that generally provided for the grant of similar appreciation rights that were eligible to vest without the occurrence of a liquidity event if the Company achieved the target value as specified in the award agreements. Prior to the completion of the IPO, the Company considered the achievement of the vesting requirements for outstanding awards under the 2015 LVCP and 2021 LVCP to be improbable, and as such no compensation expense was recorded. Upon the completion of the IPO during the year ended December 31, 2024, certain outstanding awards under the 2015 LVCP and 2021 LVCP vested and the Company recognized compensation expense and a corresponding liability of $26 million. This liability was settled during the year ended December 31, 2024 by paying cash to certain holders of vested awards totaling $11 million and issuing stock payment awards to satisfy the Company’s remaining obligation, as described above.

LINEAGE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Certain outstanding awards under the 2015 LVCP and 2021 LVCP that, at the IPO, were not vested or did not have value to the holders of the awards were cancelled and replaced with time-based RSUs. No awards under the 2015 LVCP or 2021 LVCP remain outstanding as of December 31, 2024.
Stock-Based Compensation Expense
The following table summarizes the Company’s stock-based compensation expense by line item in the consolidated statements of operations and comprehensive income (loss):

	Year Ended December 31,
(in millions)	2024	2023	2022
Cost of operations	$3	$—	$—
General and administrative expense	78	26	17
Acquisition, transaction, and other expense	134	—	—
Total stock-based compensation expense	$215	$26	$17
The table above includes stock-based compensation expense related to stock payment awards issued in settlement of awards under the 2015 and 2021 LVCP but excludes cash payments made in settlement thereof.
(19)Related-party balances
The Company pays Bay Grove Management a transition services fee and reimburses certain expenses pursuant to a transition services agreement executed in connection with the IPO, which replaced a previously existing operating services agreement. Pursuant to the operating services agreement, Bay Grove Management provided certain management and operating services to the Company, and the Company is working with Bay Grove Management to internalize these services with Bay Grove Management’s assistance under the terms of the transition services agreement. During the years ended December 31, 2024, 2023, and 2022 the Company recorded $12 million, $11 million, and $11 million, respectively, of expenses in General and administrative expense for transition and operating services. As of December 31, 2024 and 2023, $1 million and $3 million, respectively, in transition and operating services fees and expenses were owed to Bay Grove Management and are included in Accounts payable and accrued liabilities in the consolidated balance sheets.
As of December 31, 2024, the Company had no accrued distributions payable by the Operating Partnership to BG Cold in connection with Founders Equity Share or the related Advance Distribution, as further described in Note 2, Capital structure and noncontrolling interests. As of December 31, 2023, Accrued dividends and distributions in the consolidated balance sheets included an $11 million payable by the Operating Partnership to BG Cold in connection with Founders Equity Share. As of December 31, 2024 and 2023, Accrued dividends and distributions also included pro rata dividends declared to all equity holders, including related parties.
The Company owns an investment stake in suppliers that are accounted for under the equity method of accounting, creating related-party relationships. The Company incurred costs of $9 million, $9 million, and $5 million with these suppliers for the years ended December 31, 2024, 2023, and 2022, respectively. Accounts payable and accrued liabilities includes $2 million owed to these suppliers as of December 31, 2023. No such payables were outstanding as of December 31, 2024.
As of December 31, 2024 and 2023, the Company had related-party receivables with minority interest partners and equity method investees of $2 million and $6 million, respectively. Related-party receivables are included in Accounts receivable, net in the consolidated balance sheets. As of December 31, 2024 and 2023 both, the Company had additional related-party payables of $2 million with minority interest partners. Related-party payables are included in Accounts payable and accrued liabilities in the consolidated balance sheets.
The Operating Partnership issued notes to certain individual BGLH investors and Non-Company LPs in order to fund certain investor transactions. These notes were repaid in full during the year ended December 31, 2024. As of

LINEAGE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2023, these notes totaled $16 million. These notes receivable are included in Accounts receivable, net and Other assets in the consolidated balance sheets.
During the years ended December 31, 2023 and 2022, the Company donated $5 million, and $4 million to the Lineage Foundation for Good (the “Foundation”), respectively, which are recorded in General and administrative expense in the consolidated statements of operations and comprehensive income (loss). No donations were made during the year ended December 31, 2024. The Foundation was organized as a non-profit entity during 2021, and the Company has influence over the Foundation through board representation.
(20)Commitments and contingencies
(a)Self‑insured risks
The Company is self‑insured for workers’ compensation costs, with the Company’s workers’ compensation plan having an individual claim stop‑loss deductible of $1 million. Self‑insurance liabilities are determined by third-party actuaries. The Company has established restricted cash accounts with banks or directly with the insurers or letters of credit that are collateral for its self‑insured workers’ compensation obligations. The combined amount included in Accounts payable and accrued liabilities and Other long-term liabilities related to workers’ compensation liabilities as of December 31, 2024 and 2023 was $52 million and $40 million, respectively. The liability represents the gross amount excluding amounts receivable from the insurers. The total included in Prepaid expenses and other current assets and Other assets related to the receivables from insurers as of December 31, 2024 and 2023 was $17 million and $11 million, respectively.
The Company is also self‑insured for a portion of employee medical costs. The Company has a medical plan with a retained deductible. Medical self‑insurance liabilities are determined by third‑party actuaries. The total included in Accounts payable and accrued liabilities related to medical liabilities as of December 31, 2024 and 2023 was $11 million and $15 million, respectively.
(b)Legal and regulatory proceedings
The Company, from time to time and in the normal course of business, is party to various claims, lawsuits, arbitrations, and regulatory actions (collectively, “Claims”). In particular, as the result of numerous ongoing construction activities, the Company may be a party to construction and/or contractor related liens and claims, including mechanic’s and materialmen’s liens. The Company is also party to various Claims related to commercial disagreements with customers or suppliers. Additionally, given the Company’s substantial workforce, and, in particular, its warehouse related workforce, the Company is party to various labor and employment related Claims, including, without limitation, Claims related to workers’ compensation, wage and hour, discrimination, and related matters. Finally, given the Company’s business of warehousing refrigerated food products and its utilization of anhydrous ammonia for its refrigeration systems (a known hazardous material), the Company is subject to the jurisdiction of various U.S. regulatory agencies, including, without limitation, the Department of Agriculture, Food and Drug Administration, Environmental Protection Agency (“EPA”), Department of Justice, Occupational Safety and Health Administration, and various other agencies in the locations in which the Company operates. Management of the Company believes the ultimate resolution of these matters will not have a material adverse effect on the consolidated financial statements.
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
The Company records accruals for environmental matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on current law and existing technologies. The Company adjusts these accruals periodically as assessment and remediation efforts progress or as additional technical or legal information

LINEAGE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
become available. The Company has recorded nominal environmental liabilities in Accounts payable and accrued liabilities as of December 31, 2024 and 2023. The Company believes it is in compliance with applicable environmental regulations in all material respects. Under various U.S. federal, state, and local environmental laws, a current or previous owner or operator of real estate may be liable for the entire cost of investigating, removing, and/or remediating hazardous or toxic substances on such property. Such laws often impose liability, whether or not the owner or operator knew of, or was responsible for, the contamination. Even if more than one person may have been responsible for the contamination, each person covered by the environmental laws may be held responsible for the entire clean-up cost. There are no material unrecorded liabilities as of December 31, 2024 and 2023. Most of the Company’s warehouses utilize anhydrous ammonia as a refrigerant. Anhydrous ammonia is classified as a hazardous chemical regulated by the EPA and various other agencies in the locations in which the Company operates, and an accident or significant release of anhydrous ammonia from a warehouse could result in injuries, loss of life, and property damage.
(d)Occupational Safety and Health Act (OSHA)
The Company’s warehouses located in the U.S. are subject to regulation under OSHA, which requires employers to provide employees with an environment free from hazards, such as exposure to toxic chemicals, excessive noise levels, mechanical dangers, heat or cold stress, and unsanitary conditions. The cost of complying with OSHA and similar laws enacted by states and other jurisdictions in which the Company operates can be substantial, and any failure to comply with these regulations could expose the Company to substantial penalties and/or liabilities to employees who may be injured at the Company’s warehouses. The Company records accruals for OSHA matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The Company believes that it is in compliance with all OSHA regulations in all material respects and that no material unrecorded liabilities exist as of December 31, 2024 and 2023.
(e)Statesville, North Carolina
On January 10, 2020, contractors and subcontractors were working on the blast cells at the Company’s freezer warehouse in Statesville, North Carolina when an incident occurred triggering the release of anhydrous ammonia at the facility, resulting in the death of a subcontractor and injury to another subcontractor, as well as damage to customers’ goods. The involved parties have resolved the matter with $6 million due to the Company related to various expenses incurred and paid for by the Company related to the incident. The parties executed a settlement agreement on or around October 23, 2024, and the settlement payment was received in the fourth quarter of 2024. The court closed this case as of December 18, 2024. The Company believes the ultimate outcome of this matter did not have a material adverse impact on its consolidated financial statements. No material costs were incurred in relation to this matter.
(f)Kennewick, Washington warehouse fire
On April 21, 2024, a fire occurred at the Company’s warehouse in Kennewick, Washington, destroying the building and customer inventories. No employees or other parties were injured. The Company expects all repair, replacement, and clean-up costs to be covered by its insurance policies, excluding any deductibles and self-insured retentions. To date, the Company has not received any claims for customer inventories losses. During the year ended December 31, 2024, the Company recorded a net gain of $51 million, consisting of insurance reimbursement of $105 million, offset by $29 million of clean-up costs and the loss of carrying value of the impaired assets of $25 million. The net gain is presented in Restructuring, impairment, and (gain) loss on disposals in the Company’s consolidated statements of operations and comprehensive income (loss).
On December 30, 2024, Lineage received a demand letter regarding a potential class action lawsuit for damages to the local residents from the Kennewick fire. To date, no such lawsuit has been served or filed. The potential loss from such a lawsuit cannot be estimated at this time.
(g)Construction Commitments
As of December 31, 2024, the Company had plans to purchase or construct assets, primarily related to new warehouses, expansions, energy projects, and software technology, which require an estimated $405 million to complete.

LINEAGE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(21)Accumulated other comprehensive income (loss)
The Company reports activity in Accumulated other comprehensive income (loss) (“AOCI”) for foreign currency translation adjustments and unrealized gains and losses on interest rate and foreign currency hedges. Activity within AOCI was as follows:

	Year Ended December 31,
(in millions)	2024	2023	2022
Foreign currency translation adjustments:
Balance at beginning of period	$(149)	$(227)	$(26)
Foreign currency translation adjustments	(207)	88	(221)
Amounts allocated to Noncontrolling interests and Redeemable noncontrolling interests	22	(10)	27
Reallocation due to change in Noncontrolling interest ownership percentage	4	—	(7)
Balance at end of period	$(330)	$(149)	$(227)

Derivatives:
Balance at beginning of period	$115	$190	$36
Unrealized gain (loss) on foreign currency hedges and interest rate hedges	30	27	218
Net amount reclassified from AOCI to net income (loss)	(96)	(118)	(37)
Tax effect	6	4	(9)
Amounts allocated to Noncontrolling interests and Redeemable noncontrolling interests	6	12	(24)
Reallocation due to change in Noncontrolling interest ownership percentage	(4)	—	6
Balance at end of period	$57	$115	$190

Accumulated other comprehensive income (loss)	$(273)	$(34)	$(37)

LINEAGE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(22)Earnings (loss) per share
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

	Year Ended December 31,
(in millions, except per share amounts)	2024	2023	2022
Earnings (loss) per share - basic and diluted:
Net income (loss) attributable to Lineage, Inc.	$(664)	$(77)	$(63)
Less: Accretion of redeemable noncontrolling interests	14	34	31
Less: Redeemable noncontrolling interest adjustment	8	7	(16)
Less: Reclassification of the Preference Shares	20	—	—
Net income (loss) attributable to common stockholders - basic and diluted	$(706)	$(118)	$(78)

Weighted average common shares outstanding - basic and diluted	191	162	152
Net income (loss) per share attributable to common stockholders - basic and diluted	$(3.70)	$(0.73)	$(0.51)
The Company’s potential dilutive securities have been excluded from the computation of diluted net earnings (loss) per share for the years ended December 31, 2024, 2023, and 2022 as they are antidilutive. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net earnings (loss) per share attributable to common stockholders is the same.
The Company’s potential common share equivalents as of December 31, 2024, 2023, and 2022 are as follows:
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

LINEAGE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
•Prior to the completion of the IPO, the Preference Shares further described in Note 2, Capital structure and noncontrolling interests were convertible at the option of the Co-Investor to Operating Partnership interests or common stock of the Company, depending on whether or not certain events occurred. The Operating Partnership interests or common stock of the Company that could have been issued in connection with a hypothetical conversion represented potential common share equivalents for diluted EPS calculation for the years ended December 31, 2023 and 2022. As described in Note 2, Capital structure and noncontrolling interests, the Co-Investor elected not to exercise their right to convert the Preference Shares, and the Co-Investor will now receive cash or a variable number of shares of the Company’s common stock on October 1, 2026. The Company’s common shares that could be issued to the Co-Investor in settlement of the Preference Shares represent potential common share equivalents for the year ended December 31, 2024.
•As described in Note 4, Business combinations, asset acquisitions, and divestitures, the 2020 SCS acquisition contained contingent consideration in the form of Operating Partnership units, which shall be issued if a certain customer exercises its purchase option. These Operating Partnership units represent potential common share equivalents.
•As described in Note 18, Stock-based compensation, certain members of management were granted RSUs during the year ended December 31, 2024. RSUs that are unvested as of December 31, 2024 represent potential common share equivalents because upon vesting, the Company will issue common shares to the awardee.
•As described in Note 18, Stock-based compensation, certain members of management and certain non-employees have been granted BGLH Restricted Units. BGLH Restricted Units that were unvested as of December 31, 2023 and 2022 represented potential common share equivalents because upon vesting, the Company would have to issue common shares issued to BGLH. There were no unvested BGLH Restricted Units as of December 31, 2024.
•As described in Note 18, Stock-based compensation, certain members of management have been granted Management Profits Interests Class C units in LLH MGMT and LLH MGMT II. These Class C Units in LLH MGMT and LLH MGMT II that were unvested as of December 31, 2023 and 2022 represented potential common share equivalents because upon vesting, they would be able to share in the profits of the Company, as defined in the LLH MGMT and LLH MGMT II operating agreements. Because the Class C Units did not yet share in distributions, the potential units would not be allocated any undistributed earnings for basic and diluted EPS calculations. There were no unvested Class C Units as of December 31, 2024.
(23)Segment information
Reportable Segments Information
The Company’s business is organized into two reportable segments, Global Warehousing and Global Integrated Solutions. The following table presents segment revenues, segment cost of operations, and segment NOI, with a reconciliation to Net income (loss) before income taxes. All inter-segment transactions are not significant and have been eliminated in consolidation. Asset information by reportable segment is not presented, as the Company does not produce such information internally and the CODM does not use such information to manage the business. Capital expenditures for property, plant, and equipment presented below by segment are inclusive of purchases recorded in Accounts payable and accrued liabilities during each period.

LINEAGE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	Year Ended December 31,
(in millions)	2024	2023	2022
Global Warehousing revenues	$3,887	$3,857	$3,432
Global Integrated Solutions revenues	1,453	1,485	1,496
Total net revenues	5,340	5,342	4,928

Global Warehousing operating costs:
Labor	1,417	1,402	1,271
Power	208	204	219
Other warehouse costs	728	743	721
Total Global Warehousing cost of operations	2,353	2,349	2,211
Global Integrated Solutions cost of operations	1,222	1,241	1,262
Total segment cost of operations	3,575	3,590	3,473
Stock-based compensation expense	3	—	—
Total cost of operations	3,578	3,590	3,473

Global Warehousing NOI	1,534	1,508	1,221
Global Integrated Solutions NOI	231	244	234
Total segment NOI	1,765	1,752	1,455
Reconciling items:
Stock-based compensation expense in cost of operations	(3)	—	—
General and administrative expense	(539)	(502)	(399)
Depreciation expense	(659)	(552)	(480)
Amortization expense	(217)	(208)	(198)
Acquisition, transaction, and other expense	(651)	(60)	(66)
Restructuring, impairment, and gain (loss) on disposals	(57)	(32)	(15)
Equity income (loss), net of tax	(6)	(3)	—
Gain (loss) on foreign currency transactions, net	(25)	4	(24)
Interest expense, net	(430)	(490)	(347)
Gain (loss) on extinguishment of debt	(17)	—	2
Other nonoperating income (expense), net	(1)	(19)	2
Net income (loss) before income taxes	$(840)	$(110)	$(70)

Capital expenditures for property, plant, and equipment:
Global Warehousing capital expenditures	$558	$536	$618
Global Integrated Solutions capital expenditures	40	78	141
Corporate capital expenditures	105	121	110
Total capital expenditures for property, plant, and equipment	$703	$735	$869
Geographic Information
The following table provides geographic information for the Company’s total revenues for the years ended December 31, 2024, 2023, and 2022 and long-lived assets as of December 31, 2024 and 2023. Revenues from external customers are

LINEAGE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
attributed to each country or region based on the location of the facilities in which the revenues originated. The Company’s Goodwill and Other intangible assets, net are excluded from the definition of long-lived assets.

	Total Revenues			Long-Lived Assets
	2024	2023	2022	2024	2023
North America:
United States	$3,412	$3,424	$3,306	$9,122	$9,014
Canada	293	277	133	833	863
Total North America	3,705	3,701	3,439	9,955	9,877
Europe	1,186	1,203	1,098	2,171	2,200
Asia-Pacific	445	434	387	785	864
Other foreign	4	4	4	—	—
Total	$5,340	$5,342	$4,928	$12,911	$12,941

LINEAGE, INC. AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2024
(in millions, except quantity of buildings)
Schedule III - Schedule of Real Estate and Accumulated Depreciation ("Schedule III") reflects the cost and associated accumulated depreciation for the real estate facilities that are owned. The gross cost included in Schedule III includes the cost for buildings, building improvements, refrigeration equipment, land, and land improvements. Schedule III does not reflect leased facilities in the Company’s real estate portfolio.

			Initial costs to Company			Gross amount at which carried as of December 31, 2024[1,3,6]
Property Description	Number of buildings[7]	Encumbrances	Land	Buildings and improvements	Costs capitalized subsequent to acquisition[1,2]	Land	Buildings and improvements	Total	Accumulated depreciation[1,4,6]	Date of construction[5]	Date acquired
UNITED STATES
Alabama	2	$—	$6	$71	$14	$7	$84	$91	$(18)	Various	2014-2022
Arizona	1	—	3	18	—	3	18	21	(10)	1987	2016
California	19	(116)	157	500	149	185	621	806	(173)	Various	2011-2021
Colorado	3	—	8	149	27	20	164	184	(32)	Various	2014-2021
Delaware	2	—	4	21	3	4	24	28	(4)	Various	2022-2023
Florida	6	(30)	16	95	4	16	99	115	(15)	Various	2019-2023
Georgia	17	(26)	51	423	69	60	483	543	(105)	Various	2010-2023
Idaho	2	—	3	48	4	4	51	55	(9)	Various	2020
Illinois	15	(20)	71	606	43	75	645	720	(144)	Various	2012-2021
Indiana	5	—	6	81	9	10	86	96	(12)	Various	2017-2021
Iowa	7	—	9	103	36	13	135	148	(49)	Various	2014-2021
Kansas	4	—	42	333	25	50	350	400	(52)	Various	2014-2024
Kentucky	2	—	2	34	10	2	44	46	(15)	Various	2014-2017
Louisiana	1	—	1	6	1	1	7	8	(1)	1998	2020
Maryland	4	—	15	66	7	15	73	88	(9)	Various	2021-2023
Massachusetts	4	(57)	24	84	39	26	121	147	(16)	Various	2019-2023
Michigan	5	—	6	66	13	8	77	85	(8)	Various	2017-2021
Minnesota	2	—	2	73	(11)	9	55	64	(4)	Various	2021-2022
Mississippi	1	—	1	23	12	2	34	36	(12)	1993	2014
Nebraska	4	—	4	50	32	5	81	86	(26)	Various	2014
New Jersey	5	(42)	34	188	19	34	207	241	(25)	Various	2019-2022
New York	8	—	10	109	18	11	126	137	(32)	Various	2020
North Carolina	2	—	3	33	15	3	48	51	(13)	Various	2011-2018
North Dakota	1	—	3	13	—	3	13	16	(3)	1999	2020
Ohio	6	—	11	94	11	12	104	116	(22)	Various	2014-2020
Oklahoma	2	—	4	15	1	4	16	20	(3)	Various	2020-2023

LINEAGE, INC. AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2024
(in millions, except quantity of buildings)

			Initial costs to Company			Gross amount at which carried as of December 31, 2024[1,3,6]
Property Description	Number of buildings[7]	Encumbrances	Land	Buildings and improvements	Costs capitalized subsequent to acquisition[1,2]	Land	Buildings and improvements	Total	Accumulated depreciation[1,4,6]	Date of construction[5]	Date acquired
Oregon	8	—	30	226	17	30	243	273	(46)	Various	2011-2020
Pennsylvania	8	—	68	355	44	71	396	467	(75)	Various	2014-2024
South Carolina	3	—	13	60	35	18	90	108	(20)	Various	2014-2021
South Dakota	1	—	7	46	31	9	75	84	(8)	Various	2020
Tennessee	1	—	1	5	2	1	7	8	(1)	1998	2020
Texas	16	(27)	44	421	119	53	531	584	(143)	Various	2011-2024
Utah	2	—	10	29	2	10	31	41	(7)	Various	2014-2022
Virginia	8	(29)	20	187	10	30	187	217	(41)	Various	2011-2023
Washington	29	(163)	55	799	55	59	850	909	(181)	Various	2008-2023
Wisconsin	6	—	10	130	67	16	191	207	(31)	Various	2018-2023
CANADA	29	—	240	548	(60)	217	511	728	(53)	Various	2020-2024
EUROPE
Belgium	5	—	6	56	1	6	57	63	(2)	Various	2020-2024
Denmark	16	—	30	183	10	27	196	223	(40)	Various	2020-2021
France	2	—	4	60	(5)	3	56	59	(3)	Various	2021
Italy	3	—	11	23	(2)	10	22	32	(2)	Various	2021-2024
Netherlands	30	—	175	382	12	163	406	569	(66)	Various	2017-2022
Norway	3	—	11	43	(8)	9	37	46	(5)	Various	2020
Poland	2	—	1	28	4	2	31	33	(5)	Various	2020-2021
Spain	3	—	26	57	5	27	61	88	(10)	Various	2021-2022
United Kingdom	14	—	54	268	68	59	331	390	(76)	Various	2017-2018
ASIA PACIFIC
Australia	14	—	62	241	(15)	56	232	288	(34)	Various	2019-2024
New Zealand	27	—	49	109	8	48	118	166	(20)	Various	2020-2023
Singapore	1	—	—	50	1	—	51	51	(7)	2006	2022
Sri Lanka	1	—	—	7	(2)	—	5	5	(2)	Various	2020
Vietnam	5	—	—	44	2	—	46	46	(8)	Various	2020-2023
Total		$(510)	$1,423	$7,659	$951	$1,506	$8,527	$10,033	$(1,698)

LINEAGE, INC. AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2024
(in millions, except quantity of buildings)

			Initial costs to Company			Gross amount at which carried as of December 31, 2024[1,3,6]
Property Description	Number of buildings[7]	Encumbrances	Land	Buildings and improvements	Costs capitalized subsequent to acquisition[1,2]	Land	Buildings and improvements	Total	Accumulated depreciation[1,4,6]	Date of construction[5]	Date acquired
Land, buildings, and improvements in the construction in progress balance as of December 31, 2024
United States							150	150
Canada							23	23
Europe							64	64
Asia Pacific							13	13
Total in construction in progress							250	250

Total assets		$(510)	$1,423	$7,659	$951	$1,506	$8,777	$10,283	$(1,698)

LINEAGE, INC. AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2024
(in millions, except quantity of buildings)
Schedule III - Footnotes
(1) The following table presents a reconciliation of the gross amount of real estate assets, as presented in Schedule III above, to the sum of the historical book value of buildings, building improvements, refrigeration equipment, land, land improvements, and construction in progress, as disclosed in Note 5, Property, plant, and equipment in the consolidated financial statements as of December 31, 2024:

Reconciliation of total Schedule III assets as of December 31, 2024
Gross amount of real estate assets, as disclosed in Note 5:
Buildings, building improvements, and refrigeration equipment	$8,759
Land and land improvements	1,530
Construction in progress	396
Total	10,685
Less:
Book value of real estate assets in leased facilities	(264)
Book value of construction in progress on non-real estate assets	(139)
Book value of construction in progress on real estate assets in leased facilities	(10)
Book value of other miscellaneous(a)	11
Total reconciling items	(402)
Gross amount of real estate assets, as reported on Schedule III	$10,283

Reconciliation of total Schedule III accumulated depreciation as of December 31, 2024:
Accumulated depreciation, as disclosed in Note 5:	$(2,854)
Less:
Accumulated depreciation - non-real estate assets	1,087
Accumulated depreciation - real estate assets in leased facilities	72
Accumulated depreciation - other miscellaneous(a)	(3)
Total reconciling items	1,156
Accumulated depreciation, as reported on Schedule III	$(1,698)
________________________________
(a) Other miscellaneous includes assets held for sale
(2) Amount includes the cumulative impact of foreign currency translation and the effect of any asset disposals or impairments.

LINEAGE, INC. AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2024
(in millions, except quantity of buildings)
(3) The unaudited aggregate cost for Federal tax purposes as of December 31, 2024 of the company real estate assets was approximately 10.8 billion.
(4) The life on which depreciation is computed in the consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2024 ranges from 1 to 40 years.
(5) Various for properties with multiple buildings or with multiple construction dates due to expansions.
(6) The following table summarizes the Company’s real estate cost and accumulated depreciation activity for the years ended December 31:

	2024	2023	2022
Real estate properties, at cost:
Balance at January 1	$10,020	$9,381	$8,063
Capital expenditures	309	418	450
Acquisitions	292	180	1,053
Dispositions	(28)	(22)	(7)
Impairments	(32)	—	(1)
Impact of foreign exchange rate changes and other	(278)	63	(177)
Balance at December 31	$10,283	$10,020	$9,381

Accumulated depreciation:
Balance at January 1	$(1,427)	$(1,116)	$(844)
Depreciation Expense	(336)	(309)	(285)
Dispositions	18	7	2
Impact of foreign exchange rate changes and other	47	(9)	11
Balance at December 31	$(1,698)	$(1,427)	$(1,116)

Total real estate properties, net at December 31	$8,585	$8,593	$8,265
(7) Schedule III building counts include owned buildings, which, in certain circumstances, may have been combined when they are a part of the same property.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosures controls and procedures were effective as of December 31, 2024 at a reasonable assurance level. Such disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures.
Remediation of Material Weakness in Internal Control over Financial Reporting
As previously reported in our Prospectus, in connection with its audit of our consolidated financial statements for the year ended December 31, 2023, our independent registered public accounting firm identified a material weakness in internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. The identified material weakness had risen from our failure to timely complete our risk assessment and design, implement and/or effectively operate controls for a sufficient period of time.
To effectively address the identified material weakness, we took proactive steps to bolster our internal capabilities by hiring additional personnel with specialized expertise. Furthermore, we also engaged third-party specialists who brought in-depth knowledge and experience to supplement our internal efforts. This multi-faceted approach enabled us to strengthen our internal controls, and enhance our risk management processes. As a result of the remediation activities, as of December 31, 2024 the material weakness has been remediated.
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
Management’s Annual Report on Internal Control over Financial Reporting
This Annual Report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.
Item 9B. Other Information
None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the period ended December 31, 2024, as such terms are defined under Item 408(a) of Regulation S-K. Additionally, we did not adopt or terminate a Rule 10b5–1 trading arrangement during the period ended December 31, 2024.
2025 Annual Meeting of Stockholders
Our board of directors established June 18, 2025 as the date of our 2025 annual meeting of stockholders (the “2025 Annual Meeting”). The time and location of the 2025 Annual Meeting will be specified in the Company’s proxy statement for the 2025 Annual Meeting.

In accordance with Rule 14a-8 under the Exchange Act, stockholder proposals intended to be presented at the 2025 Annual Meeting and included in our 2025 proxy materials must be sent in writing, by certified mail, return receipt requested, to us at our principal office, addressed to our corporate secretary, and must be received by us no later than a reasonable time before we begin to print and mail the proxy materials for the 2025 Annual Meeting. Accordingly, our board of directors has fixed the new deadline for submission of proposals to be included in our 2025 proxy statement as March 8, 2025.
In order for a stockholder proposal submitted outside of Rule 14a-8 to be considered at our 2025 Annual Meeting, the proposal must contain the information required by our bylaws and be received by us in accordance with our bylaws. Pursuant to our current bylaws, stockholder proposals made outside of Rule 14a-8 under the Exchange Act must be delivered between the 150th day prior to the date of the 2025 Annual Meeting and the later of (i) the 120th day prior to the day of the 2025 Annual Meeting or (ii) the tenth day following the date on which public announcement of the date of the 2025 Annual Meeting is first made. Accordingly, the deadline for shareholder proposals submitted outside of Rule 14a-8 is March 8, 2025.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The following table sets forth certain information concerning the Lineage, Inc. directors and executive officers as of the time of this Annual Report:

Name	Age	Position	Principal Employment
Adam Forste	47	Co-Executive Chairman	Co-Executive Chairman of Lineage, Inc.
Kevin Marchetti	47	Co-Executive Chairman	Co-Executive Chairman of Lineage, Inc.
Greg Lehmkuhl	52	President, Chief Executive Officer, and Director	President and Chief Executive Officer at Lineage, Inc.
Robert Crisci	49	Chief Financial Officer	Chief Financial Officer at Lineage, Inc.
Jeffrey Rivera	52	Global Chief Operations Officer	Global Chief Operations Officer at Lineage, Inc.
Sudarsan Thattai	51	Chief Information Officer and Chief Transformation Officer	Chief Information Officer and Chief Transformation Officer at Lineage, Inc.
Sean Vanderelzen	52	Chief Human Resources Officer and President – Europe	Chief Human Resources Officer and President – Europe at Lineage, Inc.
Natalie Matsler	49	Chief Legal Officer and Corporate Secretary	Chief Legal Officer and Corporate Secretary at Lineage, Inc.
Timothy Smith	59	Chief Commercial Officer	Chief Commercial Officer at Lineage, Inc.
Brian McGowan	51	Chief Network Optimization Officer	Chief Network Optimization Officer at Lineage, Inc.
Gregory Bryan	61	Chief Integrated Solutions Officer	Chief Integrated Solutions Officer at Lineage, Inc.
Abigail Fleming	43	Chief Accounting Officer	Chief Accounting Officer at Lineage, Inc.
Shellye Archambeau	62	Director	Retired
John Carrafiell	59	Director	Co-Chief Executive Officer of BentallGreenOak
Joy Falotico	57	Director	Retired
Luke Taylor	47	Director	Co-President at Stonepeak
Michael Turner	52	Director	Co-Founder and Chief Executive Officer at Superkey Inc.
Lynn Wentworth	66	Director	Retired
James Wyper	35	Director	Senior Managing Director, Global Head of Transportation & Logistics at Stonepeak
The other information required by Item 10 is incorporated by reference to our 2025 Proxy Statement, which will be filed with the SEC no later than 120 days after December 31, 2024.
Item 11. Executive Compensation
The information required by Item 11 is incorporated by reference to our 2025 Proxy Statement, which will be filed with the SEC no later than 120 days after December 31, 2024.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information required by Item 12 is incorporated by reference to our 2025 Proxy Statement, which will be filed with the SEC no later than 120 days after December 31, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is incorporated by reference to our 2025 Proxy Statement, which will be filed with the SEC no later than 120 days after December 31, 2024.
Item 14. Principal Accountant Fees and Services
The information required by Item 14 is incorporated by reference to our 2025 Proxy Statement, which will be filed with the SEC no later than 120 days after December 31, 2024.

Part IV
Item 15. Exhibits and Financial Statement Schedules

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
4.1
Form of Common Stock Certificate of Lineage, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-11 (File No. 333-280470), confidentially submitted on May 3, 2024)

4.2	Description of Capital Stock
10.1	Agreement of Limited Partnership of Lineage OP, LP (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 26, 2024)
10.2	Unit Designation – Legacy Units of Lineage OP, LP (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on July 26, 2024)
10.3	Ninth Amended and Restated Operating Agreement of Lineage Logistics Holdings, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on July 26, 2024)
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

10.21	Expense Reimbursement and Indemnification Agreement, dated July 24, 2024 (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K, filed on July 26, 2024)
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

10.23
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

10.24
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

10.25†	International Long-Term Assignment Letter, dated December 10, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 11, 2024)
10.26†
First Amendment to Lineage, Inc. Executive Severance Plan Participation Agreement by and between Lineage, Inc. and Sean Vanderelzen, dated December 10, 2024 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on December 11, 2024)

19.1	Lineage, Inc. Policy for Recovery of Erroneously Awarded Compensation
21.1	List of subsidiaries of Lineage, Inc.
31.1**	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Lineage, Inc. Insider Trading Compliance Policy and Procedures
101
The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 is formatted in iXBRL (“eXtensible Business Reporting Language”): (i) consolidated balance sheets, (ii) consolidated statements of operations and comprehensive income (loss), (iii) consolidated statements of redeemable noncontrolling interests and equity, (iv) consolidated statements of cash flows and (v) the notes to consolidated financial statements.

104	Cover Page Interactive Data File (embedded within the iXBRL document).
† Indicates management contract or compensatory plan.
** Furnished herewith. The certifications attached as Exhibits 32.1 and 32.2 to this Annual Report are deemed furnished and not filed with the SEC and are not to be incorporated by reference into any filing of the Company under the Securities Act or the Exchange Act, whether made before or after the date of this Annual Report, irrespective of any general incorporation language contained in such filing.

Item 16. Form 10-K Summary
None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lineage, Inc.
(Registrant)

February 26, 2025	/s/ Abigail Fleming
Date	(Signature)
Abigail Fleming
Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Greg Lehmkuhl	Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2025
Greg Lehmkuhl

/s/ Robert Crisci	Chief Financial Officer (Principal Financial Officer)	February 26, 2025
Robert Crisci

/s/ Abigail Fleming	Chief Accounting Officer (Principal Accounting Officer)	February 26, 2025
Abigail Fleming

/s/ Adam Forste	Co-Executive Chairman	February 26, 2025
Adam Forste

/s/ Kevin Marchetti	Co-Executive Chairman	February 26, 2025
Kevin Marchetti

/s/ Shellye Archambeau	Director	February 26, 2025
Shellye Archambeau

/s/ John Carrafiell	Director	February 26, 2025
John Carrafiell

/s/ Joy Falotico	Director	February 26, 2025
Joy Falotico

/s/ Luke Taylor	Director	February 26, 2025
Luke Taylor

/s/ Michael Turner	Director	February 26, 2025
Michael Turner

/s/ Lynn Wentworth	Director	February 26, 2025
Lynn Wentworth

/s/ James Wyper	Director	February 26, 2025
James Wyper