Form 10-Q
period 2025-03-31
Lineage, Inc.
filed 2025-04-30
CIK 1868159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of April 23, 2025, the registrant had outstanding 228,590,171 shares of common stock.

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. In particular, statements pertaining to our business and growth strategies, investment and development activities and trends in our business, contain forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words “estimate,” “anticipate,” “expect,” “believe,” “intend,” “may,” “will,” “could,” “should,” “would,” “seek,” “position,” “support,” “drive,” “enable,” “optimistic,” “target,” “opportunity,” “approximately” or “plan,” or the negative of these words and phrases or similar words or phrases that are predictions of or indicate future events or trends and that do not relate solely to historical matters are intended to identify forward-looking statements. You can also identify forward-looking statements by discussions of strategy, plans, or intentions of management.
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
•the impact of tariffs and global trade disruptions on us and our customers;
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
•our failure to realize the intended benefits from, or disruptions to our plans and operations or unknown or contingent liabilities related to, our recent and future acquisitions and greenfield developments;
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
•changes in local, state, federal, and international laws and regulations, including related to taxation, tariffs, real estate and zoning laws, and increases in real property tax rates;
•the impact of any financial, accounting, legal, or regulatory issues or litigation that may affect us; and
•additional factors discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in this Quarterly Report on Form 10-Q, any subsequent filings with the Securities and Exchange Commission, and in the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in our most recent Annual Report on Form 10-K.
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
Certain Terms Used in this Quarterly Report
Unless otherwise specified or required by the context, references in this Quarterly Report to “we,” “our,” “us,” “Lineage,” or the “Company” refer to Lineage, Inc., a Maryland corporation, and its consolidated subsidiaries. References herein to “our operating partnership” mean, prior to its conversion to a Maryland limited partnership in connection with the formation transactions, Lineage OP, LLC, a Delaware limited liability company, and after such conversion, Lineage OP, LP, a Maryland limited partnership. Lineage OP, LP, is our direct subsidiary and is managed by us.
In general, references to “Bay Grove” herein are to Bay Grove Capital Group LLC (“BG Capital”), a private owner-operator firm founded by our Co-Executive Chairmen, and its affiliated entities, including Bay Grove Management Company, LLC (“Bay Grove Management”) and Bay Grove Capital LLC (“Bay Grove Capital”), but excluding BGLH and the Co-Executive Chairmen. In general, references to “BGLH” are to BG Lineage Holdings, LLC, and its subsidiary BG Lineage Holdings LHR, LLC, (“LHR”). BG Capital is the managing member of Bay Grove Capital and Bay Grove Management, which is the managing member of BGLH. Our Co-Executive Chairmen, Adam Forste and Kevin Marchetti, are the managing members of BG Capital. BG Capital is also the managing member of BG Maverick, LLC (“BG Maverick”) and BG Cold, LLC (“BG Cold”).

Part I - Financial Information
Item 1. Financial Statements

LINEAGE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except par values)

	March 31,	December 31,
	2025	2024
	(unaudited)
Assets
Current assets:
Cash, cash equivalents, and restricted cash	$197	$175
Accounts receivable, net	847	826
Inventories	175	187
Prepaid expenses and other current assets	171	97
Total current assets	1,390	1,285
Non-current assets:
Property, plant, and equipment, net	10,644	10,627
Finance lease right-of-use assets, net	1,231	1,254
Operating lease right-of-use assets, net	618	627
Equity method investments	128	124
Goodwill	3,379	3,338
Other intangible assets, net	1,116	1,127
Other assets	262	279
Total assets	$18,768	$18,661
Liabilities, Redeemable Noncontrolling Interests, and Equity
Current liabilities:
Accounts payable and accrued liabilities	$1,132	$1,220
Accrued dividends and distributions	134	134
Deferred revenue	84	83
Current portion of long-term debt, net	55	56
Total current liabilities	1,405	1,493
Non-current liabilities:
Long-term finance lease obligations	1,240	1,249
Long-term operating lease obligations	598	605
Deferred income tax liability	324	304
Long-term debt, net	5,130	4,906
Other long-term liabilities	425	410
Total liabilities	9,122	8,967
Commitments and contingencies (Note 16)
Redeemable noncontrolling interests	41	43
Stockholders’ equity:
Common stock, $0.01 par value per share – 500 authorized shares; 228 issued and outstanding at March 31, 2025 and December 31, 2024	2	2
Additional paid-in capital - common stock	10,791	10,764
Retained earnings (accumulated deficit)	(1,976)	(1,855)
Accumulated other comprehensive income (loss)	(231)	(273)
Total stockholders’ equity	8,586	8,638
Noncontrolling interests	1,019	1,013
Total equity	9,605	9,651
Total liabilities, redeemable noncontrolling interests, and equity	$18,768	$18,661
See accompanying notes to condensed consolidated financial statements.

LINEAGE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in millions, except per share amounts)

	Three Months Ended March 31,
	2025	2024
	(unaudited)
Net revenues	$1,292	$1,328
Cost of operations	876	884
General and administrative expense	154	124
Depreciation expense	158	158
Amortization expense	54	53
Acquisition, transaction, and other expense	15	8
Restructuring, impairment, and (gain) loss on disposals	(21)	—
Total operating expense	1,236	1,227
Income from operations	56	101
Other income (expense):
Equity income (loss), net of tax	(4)	(2)
Gain (loss) on foreign currency transactions, net	16	(11)
Interest expense, net	(60)	(139)
Gain (loss) on extinguishment of debt	—	(7)
Total other income (expense), net	(48)	(159)
Net income (loss) before income taxes	8	(58)
Income tax expense (benefit)	8	(10)
Net income (loss)	—	(48)
Less: Net income (loss) attributable to noncontrolling interests	—	(8)
Net income (loss) attributable to Lineage, Inc.	—	(40)

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on foreign currency hedges and interest rate hedges	(17)	3
Foreign currency translation adjustments	64	(74)
Comprehensive income (loss)	47	(119)
Less: Comprehensive income (loss) attributable to noncontrolling interests	5	(16)
Comprehensive income (loss) attributable to Lineage, Inc.	$42	$(103)

Basic earnings (loss) per share	$0.01	$(0.28)
Diluted earnings (loss) per share	$0.01	$(0.28)

Weighted average common shares outstanding:
Basic	228	162
Diluted	228	162
See accompanying notes to condensed consolidated financial statements.

LINEAGE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY (Unaudited)
(in millions)

		Common Stock
	Redeemable noncontrolling interests	Number of shares	Amount at par value	Additional paid-in capital	Series A preferred stock	Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total equity
Balance as of December 31, 2023	$349	162	$2	$5,961	$1	$(879)	$(34)	$622	$5,673
Distributions	(1)	—	—	—	—	—	—	(12)	(12)
Stock-based compensation	—	—	—	3	—	—	—	2	5
Other comprehensive income (loss)	—	—	—	—	—	—	(63)	(8)	(71)
Redemption of redeemable noncontrolling interests	(6)	—	—	—	—	—	—	—	—
Redemption of common stock	—	—	—	(25)	—	—	—	—	(25)
Expiration of redemption option	(92)	—	—	65	—	—	—	27	92
Redeemable noncontrolling interest redemption value adjustment	6	—	—	(6)	—	—	—	—	(6)
Net income (loss)	—	—	—	—	—	(40)	—	(8)	(48)
Reallocation of noncontrolling interests	—	—	—	(7)	—	—	—	7	—
Balance as of March 31, 2024	$256	162	$2	$5,991	$1	$(919)	$(97)	$630	$5,608
See accompanying notes to condensed consolidated financial statements.

LINEAGE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY (Unaudited)
(in millions, except per share amounts)

		Common Stock
	Redeemable noncontrolling interests	Number of shares	Amount at par value	Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total equity
Balance as of December 31, 2024	$43	228	$2	$10,764	$(1,855)	$(273)	$1,013	$9,651
Dividends ($0.53 per common share) and other distributions ($0.53 per OP Unit and OPEU)	—	—	—	—	(121)	—	(14)	(135)
Stock-based compensation	—	—	—	19	—	—	21	40
Other comprehensive income (loss)	—	—	—	—	—	42	5	47
Redeemable noncontrolling interest redemption value adjustment	(2)	—	—	2	—	—	—	2
Net income (loss)	—	—	—	—	—	—	—	—
Reallocation of noncontrolling interests	—	—	—	6	—	—	(6)	—
Balance as of March 31, 2025	$41	228	$2	$10,791	$(1,976)	$(231)	$1,019	$9,605
See accompanying notes to condensed consolidated financial statements.

LINEAGE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Three Months Ended March 31,
	2025	2024
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$—	$(48)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for credit losses	1	1
Impairment of long-lived and intangible assets	1	—
Gain on insurance recovery (see Note 16, Commitments and contingencies)	(24)	—
Depreciation and amortization	212	211
(Gain) loss on extinguishment of debt, net	—	7
Amortization of deferred financing costs and above/below market debt	2	6
Stock-based compensation	40	5
(Gain) loss on foreign currency transactions, net	(16)	11
Deferred income tax	11	(23)
Put Options fair value adjustment	2	—
Proceeds from insurance recoveries - business interruption (see Note 16, Commitments and contingencies)	8	—
Other operating activities	2	3
Changes in operating assets and liabilities (excluding effects of acquisitions):
Accounts receivable	(24)	36
Prepaid expenses, other assets, and other long-term liabilities	(39)	(21)
Inventories	12	2
Accounts payable and accrued liabilities and deferred revenue	(51)	(83)
Right-of-use assets and lease obligations	2	(2)
Net cash provided by operating activities	139	105
Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(59)
Deposits on pending acquisitions and related refunds, net	—	2
Purchase of property, plant, and equipment	(151)	(147)
Proceeds from sale of assets	2	2
Proceeds from insurance recovery on impaired long-lived assets	17	—
Investments in Emergent Cold LatAm Holdings, LLC	(7)	(5)
Other investing activity	1	5
Net cash used in investing activities	(138)	(202)
Cash flows from financing activities:
Dividends and other distributions	(134)	(112)
Redemption of redeemable noncontrolling interests	—	(6)
Financing fees	—	(44)
Proceeds from long-term debt	—	81
Repayments of long-term debt and finance leases	(25)	(972)
Payment of deferred and contingent consideration liabilities	(2)	—
Borrowings on revolving line of credit	582	1,837
Repayments on revolving line of credit	(398)	(632)
Redemption of common stock	—	(25)
Other financing activity	(2)	(6)
Net cash provided by financing activities	21	121
Impact of foreign exchange rates on cash, cash equivalents, and restricted cash	—	(1)
Net increase (decrease) in cash, cash equivalents, and restricted cash	22	23
Cash, cash equivalents, and restricted cash at the beginning of the period	175	71
Cash, cash equivalents, and restricted cash at the end of the period	$197	$94

LINEAGE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Three Months Ended March 31,
	2025	2024
	(unaudited)
Supplemental disclosures of cash flow information:
Cash paid for taxes	$1	$9
Cash paid for interest	$86	$161
Noncash activities:
Purchases of property, plant, and equipment in Accounts payable and accrued liabilities	$78	$73
Accrued dividends, distributions, and dividend equivalents	$135	$11
Assets acquired through exercise of a purchase option in a finance lease	$11	$—
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
(b)Basis of presentation and principles of consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with the accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements include all adjustments, which consist of normal, recurring adjustments and transactions or events discretely impacting the interim periods, considered necessary for a fair statement of the financial position, results of operations, and cash flows of the Company. Certain prior period amounts have been reclassified to conform to current period presentation. The accompanying condensed consolidated financial statements include the accounts of Lineage, Inc. consolidated with the accounts of all subsidiaries and affiliates in which the Company holds a controlling financial interest as of the financial statement date. The operating results for the interim periods ended March 31, 2025 and 2024 are not necessarily indicative of results for the full year and should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in its Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Annual Report”).
The Company consolidates a voting interest entity (“VOE”) in which it has a controlling financial interest and a variable interest entity (“VIE”) if it possesses both the power to direct the activities of the VIE that most significantly affect its economic performance, and (a) is obligated to absorb the losses that could be significant to the VIE or (b) holds the right to receive benefits from the VIE that could be significant to the VIE. As of March 31, 2025 and December 31, 2024, the Company did not have any VIEs.
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

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
(d)Restricted cash
The Company has classified certain cash balances as restricted cash pursuant to workers’ compensation insurance policies and debt agreements. Restricted cash was $2 million as of both March 31, 2025 and December 31, 2024, presented in Cash, cash equivalents, and restricted cash on the condensed consolidated balance sheets.
(e)Accounts receivable and Notes receivable
Accounts receivable are recorded at the invoiced amount and are stated net of estimated allowances for uncollectible balances. Notes receivable primarily consist of amounts that are due and payable related to a variety of unique Company transactions. The current portion of notes receivable is recorded in Accounts receivable, net and the non-current portion is recorded in Other assets in the condensed consolidated balance sheets. The current portion of notes receivable was $1 million as of both March 31, 2025 and December 31, 2024. There were no non-current notes receivable as of March 31, 2025 and December 31, 2024. Allowances for uncollectible balances are reserved based on expected credit losses. Management exercises judgement in establishing these allowances and considers the balance outstanding and payment history. The Company writes off receivables against the allowances after all reasonable collection efforts are exhausted. The Company’s allowance for accounts receivable was $10 million as of both March 31, 2025 and December 31, 2024.
(f)Investments in partially owned entities
The Company accounts for its investments in partially owned entities where the Company does not have a controlling interest but has significant influence using the equity method of accounting, under which the net income of the entity is recognized in income and presented in Equity method investments in the condensed consolidated balance sheets. Allocations of profits and losses are made per the terms of the organizational documents. The Company’s ownership percentages in such entities range from 8.8% to 50.0%.
The Company has committed to invest up to a total of $108 million in its equity method investment Emergent Cold LatAm Holdings, LLC (“LatAm”). The Company has invested a total of $97 million to date, of which the Company invested $7 million and $5 million during the three months ended March 31, 2025 and 2024, respectively. The Company has an option to purchase the remaining equity interests in LatAm during a period beginning on the third anniversary and expiring on the sixth anniversary of its initial investment date, which was July 2021. As of March 31, 2025, the Company has not exercised this option.
The Company has interests in partially owned entities where the Company does not have a controlling interest or significant influence. These investments do not have readily determinable fair values, and the Company has elected the measurement alternative to measure these investments at cost less impairment, adjusted by observable price changes, with any fair value changes recognized in earnings. Refer to Note 11, Fair value measurements for additional information. As of March 31, 2025 and December 31, 2024, the carrying amount of these investments was $30 million and $29 million, respectively, and is presented in Other assets in the condensed consolidated balance sheets.
(g)Recently adopted accounting pronouncements
In March 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-01, Compensation — Stock Compensation (Topic 718): Scope Application of Profits Interests and Similar Awards. This ASU clarifies the application of Accounting Standards Codification (“ASC”) 718, Compensation — Stock Compensation, to profits interests and similar instruments by providing illustrative examples of the proper accounting for such awards. The ASU does not contain changes to the application of the previously existing accounting guidance. The Company adopted this ASU on January 1, 2025. The adoption did not have an effect on the Company’s condensed consolidated financial statements because the Company’s historical accounting for profits interests and similar instruments conforms to the clarified guidance.

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
(h)Recently issued accounting pronouncements not yet adopted
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU amends existing income tax disclosure guidance, primarily requiring more detailed disclosure for income taxes paid and the effective tax rate reconciliation. This ASU is effective for annual periods beginning after December 15, 2024 and interim periods beginning after December 15, 2025. The Company expects the adoption of this ASU will result in additional disclosures but will not impact its consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU enhances disclosures about a public business entity’s expenses and requires more detailed information about the types of expenses that are included in certain expense captions in the consolidated financial statements. Additionally, in January 2025, the FASB issued ASU 2025-01 to clarify the effective date of ASU 2024-03. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements.
(2)Capital structure and noncontrolling interests
Lineage, Inc. capital structure
(a)Common Stock
Lineage, Inc. has one class of common stock. Each share of common stock entitles the holder to one vote on matters submitted to a vote of the shareholders. Holders of common stock have the right to receive any dividend declared by the Company.
Lineage, Inc. is authorized to issue up to 500,000,000 common shares with a par value of $0.01 per share. As of March 31, 2025 and December 31, 2024, there were 228,207,882 and 228,191,656 common shares issued and outstanding, respectively.
During the three months ended March 31, 2024, the Company redeemed shares of its common stock as authorized by its Board of Directors (“Board”). No shares were redeemed during the three months ended March 31, 2025. Any redeemed shares are constructively retired and returned to an unissued status. The following table provides the number of shares repurchased, average price paid per share, and total amount paid for share repurchases for the three months ended March 31, 2024, excluding repurchases related to the withholding of common stock for employee taxes related to vested stock-based compensation arrangements described below:

2024
Total number of shares repurchased	254,680
Average price paid per share	$98.37
Total consideration paid for share repurchases (in millions)	$25

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
Operating Partnership capital structure
The Operating Partnership’s capital structure as of March 31, 2025 and December 31, 2024 was as follows:

	March 31, 2025	December 31, 2024
Partnership common units owned by Lineage, Inc.	228,207,882	228,191,656
Partnership common units owned by Non-Company LPs	984,089	984,089
Legacy OP Class A Units & Legacy OP Class B Units owned by Non-Company LPs	20,929,599	20,929,599
Redeemable Legacy OP Class A Units owned by Non-Company LPs	319,006	319,006
LTIP Units held by Non-Company LPs	3,012,227	2,995,153
Total	253,452,803	253,419,503
Noncontrolling interest in the Operating Partnership relates to the interest in the Operating Partnership owned by investors other than Lineage, Inc. The Company accounts for the partnership common units, Legacy Class A OP Units, and Legacy Class B OP Units (the Legacy Class A OP Units and Legacy Class B OP Units, together the “Legacy OP Units”), and LTIP Units held by investors in Lineage OP other than Lineage, Inc. (“Non-Company LPs”) and BG Cold, an affiliate of Bay Grove Management, based on their relative ownership percentage of the Operating Partnership. Each time the ownership percentage of the Operating Partnership held by Non-Company LPs and BG Cold changes, the Company records an adjustment to Noncontrolling interests with a corresponding adjustment in Additional paid-in capital - common stock to appropriately reflect the new ownership percentage and to reflect the Non-Company LPs’ and BG Cold’s share of all capital contributed to the Operating Partnership. All activity related to these interests held by Non-Company LPs is included within Noncontrolling interests in the condensed consolidated balance sheets and condensed consolidated statements of redeemable noncontrolling interests and equity.
(b)Noncontrolling Interest in Operating Partnership - Partnership common units
Partnership common units include all Operating Partnership capital interests not designated as another class of units in the Operating Partnership’s Agreement of Limited Partnership (the “Operating Partnership Agreement”). Lineage, Inc. holds all partnership common units with the exception of those held by Non-Company LPs. Partnership common units held by Non-Company LPs represent a noncontrolling interest in the Operating Partnership and are included in Noncontrolling interests in the condensed consolidated balance sheets and condensed consolidated statements of redeemable noncontrolling interests and equity.
(c)Noncontrolling Interest in Operating Partnership - Legacy Class A OP Units, Legacy Class B OP Units, Class A, Class B, and Class C units
Prior to the Company’s initial public offering (“IPO”), which closed on July 26, 2024, Non-Company LPs held certain Class A and Class B units in the Operating Partnership. These units were reclassified into Legacy OP Units as part of certain changes the Company effectuated in its capital structure in connection with the IPO (the “Formation Transactions”). Class A and Class B units were both voting capital interests in the Operating Partnership and were similar to each other in all material respects, except that Class A units held by Non-Company LPs bore a Founders Equity Share (as described below) payable to Class C unit holders, whereas Class B units did not. BG Cold held all outstanding Class C units of the Operating Partnership. Class C units provided BG Cold the right to receive a percentage distribution (“Founders Equity Share”) upon certain distributions made to Non-Company LPs who held Class A units of the Operating Partnership. Class C units also received a distribution upon certain repurchases and redemptions of Class A units of the Operating Partnership held by Non-Company LPs. On a quarterly basis, BG Cold also received an advance distribution (“Advance Distribution”) against its future Founders Equity Share based on a formulaic amount of all capital contributed to the Operating Partnership after August 3, 2020. This Advance Distribution was an advance on the Class C Founders Equity Share to be paid upon the sale, redemption, liquidation of, or other distributions to,

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
Class A units and would offset subsequent Class C unit Founders Equity Share distributions paid in conjunction with a hypothetical sale, redemption, liquidation, or other distribution.
BG Cold received a total of $11 million in Advance Distributions during the three months ended March 31, 2024. The payments of the Advance Distribution were only payable for the period through the date of the IPO.
Legacy OP Units are generally not redeemable for cash or other consideration but can be reclassified into an equal number of partnership common units at any time at the discretion of BG Lineage Holdings LHR, LLC, which serves as the representative of all Legacy OP Units. No Legacy OP Units were reclassified into partnership common units during the three months ended March 31, 2025.
(d)Noncontrolling Interest in Operating Partnership - LTIP Units
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
(e)Redeemable Noncontrolling Interests - Operating Partnership Units
Certain Operating Partnership units held by Non-Company LPs are redeemable at the greater of a fixed redemption amount or fair value if certain liquidation events do not occur. Each reporting period, the Company accretes the changes in the redemption value of the redeemable noncontrolling interest over the period of issuance to the earliest redemption date and records an adjustment if the accreted redemption value is greater than the ASC 810 carrying value. The Company’s adjustments are recorded to Additional paid-in capital - common stock in the condensed consolidated balance sheets and condensed consolidated statements of redeemable noncontrolling interests and equity because the Company is in an accumulated deficit position. These adjustments to equity are not a component of net income, however, they are accounted for in the Company’s calculations of earnings (loss) per share (“EPS”) as disclosed in Note 18, Earnings (loss) per share.
In connection with the acquisition of MTC Logistics Holdings, LLC and certain real property (together with its subsidiaries, “MTC Logistics”) in 2022, the Company issued Class A Units of the Operating Partnership with special redemption rights to the sellers of MTC Logistics. In connection with the IPO, the units were reclassified into Legacy Class A-4 OP units with similar redemption rights. These redemption rights, which had to be exercised between March 1, 2025 and April 15, 2025, allowed such holders of Legacy Class A-4 OP units to (1) redeem any or all of the Legacy Class A-4 OP units at a guaranteed floor or (2) receive a one-time top-up paid in cash or through the issuance of new Legacy Class A-4 OP units (or any combination of cash and units) in the amount by which the guaranteed minimum value exceeds the fair market value of the Legacy Class A-4 OP units (after adjusting for prior distributions on the Legacy Class A-4 OP units).
The holder of these units notified the Company of its intent to exercise its redemption rights for 219,006 units in exchange for total cash proceeds of $23 million and waive its redemption rights for the remaining 100,000 units,

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
with a one-time top-up of $5 million paid in cash in relation to these remaining units. The holder’s election became irrevocable on April 15, 2025. As such, subsequently to March 31, 2025, the Company will reclassify 219,006 units of redeemable noncontrolling interest to a current liability and 100,000 units to noncontrolling interest in the Operating Partnership, with a total $28 million payable to the holder.
The Legacy Class A-4 OP units held by the sellers of MTC Logistics are accounted for as Redeemable noncontrolling interests in the condensed consolidated balance sheets and condensed consolidated statements of redeemable noncontrolling interests and equity due to the put right held by the sellers. The required accretion adjustments related to these units include the impact of Founders Equity Share.
In connection with the acquisition of Cherry Hill Joliet, LLC, 279 Marquette Drive, LLC, Joliet Cold Storage, LLC, and Bolingbrook Cold Storage, LLC (collectively, “JCS”) in 2021, the Company issued 941,176 Class A units of the Operating Partnership with special redemption rights to the sellers of JCS. On February 1, 2024, one of the holders of these units elected to exercise their redemption rights for 61,593 units in exchange for total proceeds of $6 million. As a result of the partial redemption, BG Cold received a distribution of $1 million in respect of Founders Equity Share. The holders waived their redemption rights for their remaining 879,583 units, and the units remained outstanding, which resulted in a reclassification of the redeemable noncontrolling interest to noncontrolling interest in the Operating Partnership. The difference between the carrying value of the redeemable noncontrolling interest and the ASC 810 carrying value for the remaining noncontrolling interest was recognized in Additional paid-in capital - common stock in the condensed consolidated statements of redeemable noncontrolling interests and equity for the three months ended March 31, 2024.
LLH Capital Structure
The Operating Partnership owns all outstanding equity interests of LLH except for those held by BG Maverick and holds all outstanding common units in LLH. Prior to the IPO and Formation Transactions, LLH MGMT Profits, LLC (“LLH MGMT”) and LLH MGMT Profits II, LLC (“LLH MGMT II”) also held interests in LLH. The equity interests held by BG Maverick, LLH MGMT, and LLH MGMT II are accounted for as Noncontrolling interests in the condensed consolidated balance sheets and condensed consolidated statements of redeemable noncontrolling interests and equity.
(f)OPEUs
Operating Partnership Equivalent Units (“OPEUs”) are a voting capital interest in LLH which are similar in all material respects to the common units of LLH held by the Operating Partnership. At any time beginning after July 24, 2026, any holder of OPEUs may require that the Operating Partnership exchange the OPEUs for partnership common units on a one-for-one basis. OPEUs are recorded as Noncontrolling interests in the condensed consolidated balance sheets and condensed consolidated statements of redeemable noncontrolling interests and equity based on their relative ownership in LLH.
As of March 31, 2025, there were 1,461,148 OPEUs outstanding, which represents 0.6% ownership in LLH.
Other Noncontrolling interests
Certain subsidiaries of LLH have also issued equity interests to third parties. All of these equity interests are accounted for as Noncontrolling interests in the condensed consolidated balance sheets and condensed consolidated statements of redeemable noncontrolling interests and equity.

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
(g)Noncontrolling Interests in Other Consolidated Subsidiaries
Noncontrolling interests in Other Consolidated Subsidiaries include entities other than the Operating Partnership in which the Company has a controlling interest but which are not wholly owned by the Company. Third parties own the following interests in the below Other Consolidated Subsidiaries:

	March 31, 2025	December 31, 2024
Cool Port Oakland Holdings, LLC	13.3%	13.3%
Lineage Jiuheng Logistics (HK) Group Company Ltd.	40.0%	40.0%
Kloosterboer BLG Coldstore GmbH	49.0%	49.0%
Turvo India Pvt. Ltd.	1.0%	1.0%
In addition to the third-party interests detailed above, Noncontrolling interests in Other Consolidated Subsidiaries also include Series A Preferred shares issued by each of the Company’s REIT subsidiaries to third-party investors. The Company’s REIT subsidiaries had an aggregate amount of 373 Series A Preferred shares held by third parties outstanding as of March 31, 2025 and December 31, 2024.
(h)Convertible Redeemable Noncontrolling Interests - Kloosterboer Preference Shares
In 2021, the Company issued non-voting preferred equity instruments (“Preference Shares”) to the seller (the “Co-Investor”) in connection with the Company’s acquisition of Kloosterboer Group B.V. and its subsidiaries (“Kloosterboer”). As of March 31, 2025 and December 31, 2024, there were 2,214,553 Preference Shares outstanding. Upon completion of the IPO, the Preference Shares were reclassified in the condensed consolidated balance sheets from Redeemable noncontrolling interests to Other long-term liabilities based on the fair value of the liability at the time of reclassification. See Note 13, Other long-term liabilities for their carrying value. During the three months ended March 31, 2024, the Company recorded net redeemable noncontrolling interest adjustments, representing the effect of foreign currency on the carrying amount and accrued dividends payable.
(i)Redeemable Noncontrolling Interests - Operating Subsidiaries
In August 2023, the Company acquired a 75.0% ownership in Ha Noi Steel Pipe Joint Stock Company (“SK Logistics”). On each September 30, 2025 and September 30, 2026, the noncontrolling shareholders have the right to sell the remaining 25.0% of SK Logistics to the Company at a formulaic price based on certain financial metrics of SK Logistics in the preceding calendar year. This right expires, if not exercised, on September 30, 2026.
The noncontrolling shareholders’ interests in SK Logistics are presented within Redeemable noncontrolling interests in the condensed consolidated balance sheets and condensed consolidated statements of redeemable noncontrolling interests and equity. The Company accretes the changes in the redemption value of the redeemable noncontrolling interests over the period of issuance to the earliest redemption date and, if necessary, records an adjustment to the redeemable noncontrolling interest. The Company’s adjustments are recorded to Additional paid-in capital - common stock in the condensed consolidated balance sheets and condensed consolidated statements of redeemable noncontrolling interests and equity. In accordance with ASC 810, the value is adjusted to reflect the lower of the redemption value or the ASC 810 value, which represents the floor. During the three months ended March 31, 2025, previously recorded accretion of $4 million was reversed to reflect a decline in redemption value to its ASC 810 value.

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
Below is a summary of all activity for the Company’s redeemable noncontrolling interests during the three months ended March 31, 2025 and 2024, which are discussed in further detail above.

(in millions)	Redeemable Noncontrolling Interests - Operating Partnership Units	Convertible Redeemable Noncontrolling Interests - Preference Shares	Redeemable Noncontrolling Interest - Operating Subsidiaries	Total Redeemable Noncontrolling Interests
Balance as of December 31, 2024	$32	$—	$11	$43
Redeemable noncontrolling interest redemption value adjustment	2	—	(4)	(2)
Balance as of March 31, 2025	$34	$—	$7	$41

(in millions)	Redeemable Noncontrolling Interests - Operating Partnership Units	Convertible Redeemable Noncontrolling Interests - Preference Shares	Redeemable Noncontrolling Interest - Operating Subsidiaries	Total Redeemable Noncontrolling Interests
Balance as of December 31, 2023	$120	$221	$8	$349
Distributions	(1)	—	—	(1)
Redemption of redeemable noncontrolling interests	(6)	—	—	(6)
Expiration of redemption option	(92)	—	—	(92)
Redeemable noncontrolling interest redemption value adjustment	6	—	—	6
Balance as of March 31, 2024	$27	$221	$8	$256
Below is a summary of all activity for the Company’s noncontrolling interests during the three months ended March 31, 2025 and 2024, which are discussed in further detail above.

(in millions)	Operating Partnership Units	Noncontrolling Interests in Other Consolidated Subsidiaries	Noncontrolling Interest in Other Consolidated Subsidiaries - OPEU	Total Noncontrolling Interests
Balance as of December 31, 2024	$944	$14	$55	$1,013
Distributions	(13)	—	(1)	(14)
Stock-based compensation	21	—	—	21
Other comprehensive income (loss)	5	—	—	5
Reallocation of noncontrolling interests	(6)	—	—	(6)
Balance as of March 31, 2025	$951	$14	$54	$1,019

(in millions)	Operating Partnership Units	Noncontrolling Interests in Other Consolidated Subsidiaries	Management Profits Interests Class C Units	Total Noncontrolling Interests
Balance as of December 31, 2023	$598	$15	$9	$622
Distributions	(11)	(1)	—	(12)
Stock-based compensation	—	—	2	2
Other comprehensive income (loss)	(8)	—	—	(8)
Expiration of redemption option	27	—	—	27
Net income (loss)	(5)	1	(4)	(8)
Reallocation of noncontrolling interests	7	—	—	7
Balance as of March 31, 2024	$608	$15	$7	$630
In the tables above, for the period after the IPO and Formation Transactions, Operating Partnership Units include Partnership common units held by Non-Company LPs, Legacy OP Units held by Non-Company LPs, and LTIP Units

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
held by Non-Company LPs. For the period before the IPO and Formation Transactions, Operating Partnership Units include Class A, Class B, and Class C units of the Operating Partnership held by Non-Company LPs.
Dividends and Distributions
The following table summarizes dividends declared to common stockholders during the three months ended March 31, 2025 and dividends accrued as of December 31, 2024.

Quarter Ended	Record Date	Payment Date	Dividend per Common Share	Dividend Payment (in millions)
December 31, 2024	December 31, 2024	January 21, 2025	$0.5275	$120
March 31, 2025	March 31, 2025	April 21, 2025	$0.5275	$120
Concurrently with the declaration of the dividend on common stock, Lineage, Inc., as general partner of the Operating Partnership, authorized the Operating Partnership to make distributions to the holders of partnership common units, Legacy OP Units, and LTIP Units. The Operating Partnership also makes tax payments on behalf of its partners, which constitute additional insignificant distributions. The Operating Partnership, as managing member of LLH, authorized LLH to make distributions to the holders of common units in LLH and OPEUs. Additionally, restricted stock units (“RSUs”) accrue dividend equivalents as the Company declares dividends on its common stock, and upon the vesting of the RSUs, the plan participant receives the dividend payment.
In the condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024, all unpaid dividend and distribution amounts which will be paid within one year are included in Accrued dividends and distributions, and all unpaid dividend and distribution amounts which will be paid in more than one year are included within Other long-term liabilities. The only amounts which will be payable in more than one year are those payable with respect to dividend equivalents which vest in more than one year.
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
–In some cases, demand a top-up through a cash payment or through the issuance of additional shares of the Company’s common stock in exchange for no proceeds, or any combination thereof, in an amount equal to the amount by which the contractual guaranteed minimum price exceeds the then current fair market value of shares of the Company’s common stock at specified times during the Put Option Exercise Window.
The contractual guaranteed minimum price will be reduced by any distributions received by the holders of the BGLH equity interests, which are paid by BGLH using funds received by BGLH from payments of dividends by the Company. The Company has assessed the Put Options as freestanding financial instruments which are classified as liabilities under ASC 480, because the Put Options represent written put options on the Company’s common stock which may be net cash settled or net share settled. Upon the execution of the put option agreement, the Company recorded liabilities for the Put Options based on fair value, with an offsetting charge to Retained earnings (accumulated deficit) in the condensed consolidated balance sheets and condensed consolidated statements of redeemable noncontrolling interests and equity during the year ended December 31, 2024. The associated liabilities are recorded in Accounts payable and accrued liabilities in the condensed consolidated balance sheets.

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
The Company calculates the fair value of the Put Options utilizing a Monte Carlo simulation to estimate the ultimate Company obligation during the Put Option Exercise Window. For each simulated path, the market price of the shares of the Company’s common stock relative to the contractual guaranteed minimum price is estimated during the Put Option Exercise Window, which determines the Company’s obligation under each Put Option. The fair value of the Put Options is the average discounted obligation across all simulation paths. The Company remeasures this liability at fair value on a recurring basis, and adjustments to the fair value are recorded within Acquisition, transaction, and other expense in the condensed consolidated statements of operations and comprehensive income (loss). The following table includes a rollforward of Put Option activity for the three months ended March 31, 2025, which are classified as Level 3 in the fair value hierarchy.

(in millions)	Put Options
Balance as of December 31, 2024	$107
Fair value adjustments	2
Balance as of March 31, 2025	$109
A summary of the outstanding Put Options, by Put Option Exercise Window, as of March 31, 2025 is as follows:

(in millions, except number of shares)	Shares subject to Put Option	Intrinsic Value	Maximum Redemption Value
June 1, 2025 to June 6, 2025	616,022	$42	$79
September 1, 2025 to September 8, 2025	1,058,328	57	120
October 3, 2025 to October 10, 2025	111,713	10	17
Total	1,786,063	$109	$216
In the table above, intrinsic value represents the amount that would be paid as of March 31, 2025 to settle the Put Option. Intrinsic value represents the excess of the contractual guaranteed minimum price over the fair market value of the Company’s common shares, each as defined in the put option agreement. The maximum redemption value represents the maximum amount that the Company could be required to pay to redeem the associated shares, assuming the Company’s common shares had a fair value of $0.

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
(3)Revenue
The following table disaggregates the Company’s net revenues by major stream and reportable segment.

	Three Months Ended March 31,
(in millions)	2025	2024
Warehousing operations	$843	$872
Warehouse lease revenues	68	67
Managed services	27	25
Other	6	5
Total Global Warehousing	944	969

Transportation	188	204
Food sales	44	48
Redistribution revenues	54	48
E-commerce and other	43	40
Railcar lease revenues	19	19
Total Global Integrated Solutions	348	359
Total net revenues	$1,292	$1,328
The Company has no material warranties or obligations for allowances, refunds, or other similar obligations. As a practical expedient, the Company does not assess whether a contract has a significant financing component, as the period between the transfer of service to the customer and the receipt of customer payment is less than a year.
As of March 31, 2025, the Company had $1,120 million of remaining unsatisfied performance obligations from contracts with customers subject to a non-cancellable term and within contracts that have an original expected duration exceeding one year. These obligations also do not include variable consideration beyond the non-cancellable term, which, due to the inability to quantify by estimate, is fully constrained. The Company expects to recognize 18.4% of these remaining performance obligations as revenue over the next 12 months and the remaining 81.6% to be recognized over a weighted average period of 9.6 years through 2043.
Accounts receivable balances related to contracts with customers were $754 million and $719 million as of March 31, 2025 and December 31, 2024, respectively.
Deferred revenue balances related to contracts with customers were $82 million and $81 million as of March 31, 2025 and December 31, 2024, respectively. Substantially all revenue that was included in the deferred revenue balance at the beginning of 2025 has been recognized as of March 31, 2025 and represents revenue from the satisfaction of storage and handling services billed in advance.

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
(4)Property, plant, and equipment
Property, plant, and equipment, net consists of the following:

(in millions)	March 31, 2025	December 31, 2024	Estimated Useful Life (Years)
Buildings, building improvements, and refrigeration equipment	$8,825	$8,759	1 — 40
Land and land improvements	1,543	1,530	15 — Indefinite
Machinery and equipment	1,591	1,578	5 — 20
Railcars	549	549	7 — 50
Furniture, fixtures, equipment, and software	699	669	1 — 7
Gross property, plant, and equipment	13,207	13,085
Less accumulated depreciation	(3,010)	(2,854)
Construction in progress	447	396
Property, plant, and equipment, net	$10,644	$10,627
For the three months ended March 31, 2025, the Company recorded impairment charges of $1 million. For the three months ended March 31, 2024, the Company recorded no impairment charges. Impairment charges are included in Restructuring, impairment, and (gain) loss on disposals in the condensed consolidated statements of operations and comprehensive income (loss).

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
(5)Goodwill and other intangible assets, net
Changes in the carrying amount of goodwill for each reportable segment for the three months ended March 31, 2025 are as follows:

(in millions)	Global Warehousing	Global Integrated Solutions	Total
Balance as of December 31, 2024	$2,704	$634	$3,338
Measurement period adjustments (1)	2	—	2
Foreign currency translation and other	33	6	39
Balance as of March 31, 2025	$2,739	$640	$3,379
__________________
(1) Related to ColdPoint Logistics Warehouse, LLC and ColdPoint Logistics Real Estate, LLC (collectively referred to as “ColdPoint Logistics”).
The following are the Company’s total other intangible assets as of:

	March 31, 2025			December 31, 2024
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Life (Years)
Customer relationships	$1,454	$(435)	$1,019	$1,445	$(418)	$1,027	5 - 28
In-place leases	89	(22)	67	89	(21)	68	3 - 31
Technology	32	(9)	23	32	(8)	24	10
Trade names	9	(7)	2	9	(7)	2	1 - 15
Other	19	(14)	5	18	(12)	6	5 - 17
Other intangible assets	$1,603	$(487)	$1,116	$1,593	$(466)	$1,127
During the three months ended March 31, 2025 and 2024, the Company derecognized fully-amortized intangible assets and the associated accumulated amortization totaling $12 million and $15 million, respectively.
(6)Prepaid expenses and other current assets

(in millions)	March 31, 2025	December 31, 2024
Prepaid expenses	$100	$58
Other current assets	71	39
Prepaid expenses and other current assets	$171	$97
(7)Income taxes
The Company’s provision for income taxes is based upon an estimated annual tax rate for the year applied to U.S. federal, U.S. state, and foreign income. Significant discrete items that are not consistent from period to period are recorded to Income tax expense (benefit) in the quarter in which they occur.
The Company’s effective tax rate for the three months ended March 31, 2025 and 2024 was 100.0% and 16.8%, respectively. The annual effective tax rates differ from the U.S. statutory rate primarily due to the Company’s status as a REIT for U.S. federal income tax purposes, variations in tax rates applicable to foreign income, the generation of income tax credits, and the impact of nondeductible expenses, including stock-based compensation and interest expense.

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
(8)Debt

(in millions)	March 31, 2025	December 31, 2024
Unsecured credit facilities	$2,962	$2,772
Senior unsecured notes	1,701	1,665
Secured debt	520	522
Unsecured term loans	16	17
Total debt	5,199	4,976
Less current portion long-term debt	(55)	(56)
Less deferred financing costs	(12)	(13)
Less below-market debt	(4)	(4)
Plus above-market debt	2	3
Total long-term debt, net	$5,130	$4,906
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

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
The following table provides the details of the Credit Agreement:

	March 31, 2025			December 31, 2024
(in millions)	Contractual Interest Rate (1)	Borrowing Currency Amount	Carrying Amount (USD)	Contractual Interest Rate (1)	Borrowing Currency Amount	Carrying Amount (USD)
Term Loan A
USD	SOFR+0.93%	1,000	$1,000	SOFR+0.93%	1,000	$1,000
Revolving Credit Facility
USD	SOFR+0.93%	1,685	1,685	SOFR+0.93%	1,535	1,535
AUD	BBSW+0.93%	126	79	BBSW+0.93%	126	78
NZD	BKBM+0.93%	116	66	BKBM+0.93%	106	60
EUR	EURIBOR+0.93%	68	74	EURIBOR+0.93%	55	57
DKK	CIBOR+0.93%	330	48	CIBOR+0.93%	250	35
CAD	CORRA+0.93%	15	10	CORRA+0.93%	10	7
Total Revolving Credit Facility			$1,962			$1,772
__________________
(1) SOFR = for purpose of the above instruments, the term “SOFR” refers to the Term Secured Overnight Financing Rate plus 0.1% (or “Adjusted Term SOFR”), CORRA = Canadian Overnight Repo Rate Average, BBSW = Bank Bill Swap Rate, EURIBOR = Euro Interbank Offered Rate, CIBOR = Copenhagen Interbank Offered Rate, BKBM = Bank Bill Reference Rate.
There were $64 million in letters of credit issued on the Company’s Revolving Credit Facility as of March 31, 2025 and $66 million as of December 31, 2024.
ii.Delayed-draw term loan facility
On February 15, 2024, the Company entered into an unsecured delayed-draw term loan facility (“DDTL”) with a borrowing capacity of up to $2,400 million. On April 9, 2024, the Company drew $2,400 million under the DDTL and used the proceeds to pay off the remaining outstanding adjustable rate multi-property loan CMBS 4 (“CMBS 4”). On July 26, 2024, the Company used a portion of the net proceeds from the IPO to repay in full the remaining outstanding DDTL principal balance.
(b)Senior Unsecured Notes
On August 20, 2021, and on August 15, 2022, the Company issued a series of fixed-rate guaranteed, senior unsecured notes pursuant to a private placement financing (“Senior Unsecured Notes”). Interest on the notes is due semi-annually in August and February.
(c)Secured Debt
As of March 31, 2025, the total balance of $520 million was comprised of three secured promissory notes with MetLife Real Estate Lending LLC (the “Metlife Real Estate Notes”) totaling $471 million (due in 2026, 2028, and 2029) and $49 million of other fixed-rate real estate and equipment secured financing agreements with various lenders maturing between 2025 and 2034. One of the Metlife Real Estate Notes is set to mature in January 2026 and continues to be presented in long-term debt on the condensed consolidated balance sheet, as the Company has the intent and ability to refinance the obligation on a long-term basis prior to its maturity using the RCF capacity. As of December 31, 2024, the total Secured Debt balance of $522 million was comprised of the Metlife Real Estate Notes totaling $472 million (due in 2026, 2028, and 2029) and $50 million of other fixed-rate real estate and equipment secured financing agreements with various lenders maturing between 2025 and 2034. These debt instruments are secured by various assets specific to the underlying agreement. During the three months ended March 31, 2024, the Company had the following secured debt pay down and refinancing arrangements:

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
i.MetLife Real Estate Lending LLC - Cool Port Oakland
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
(d)Unsecured term loans
As of March 31, 2025 and December 31, 2024, the total balance of $16 million and $17 million, respectively, was comprised of euro denominated borrowings the Company assumed as part of a prior acquisition.
(e)Deferred financing costs
During the three months ended March 31, 2025 and 2024 the Company recognized amortization of deferred financing costs recorded to Interest expense, net of $3 million and $5 million, respectively.
As of March 31, 2025 and December 31, 2024, the amount of unamortized deferred financing costs in Long-term debt, net within the condensed consolidated balance sheets was $12 million and $13 million, respectively. As of March 31, 2025 and December 31, 2024, the amount of unamortized deferred financing costs in Other assets in the condensed consolidated balance sheets was $26 million and $28 million, respectively.
(9)Derivative instruments and hedging activities
(a)Risk management objective of using derivatives
The Company manages certain economic risks, including interest rate, foreign currency, liquidity, and credit risk, primarily by managing the amount, sources, and duration of its assets and liabilities and with the use of derivative financial instruments.
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
In addition, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future cash amounts due to changes in foreign currency rates. The impacts of these foreign currency derivative instruments on the condensed consolidated financial statements of the Company are insignificant.

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
(c)Designated hedges - interest rate contracts
As of March 31, 2025, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedging instruments.

	Number of Instruments		Notional
Interest rate derivatives:			(in millions)
Interest rate swap	3	USD	1,000
Interest rate cap	3	USD	1,500
Total	6	USD	2,500
The table below presents the effect of the Company’s interest rate derivatives that are designated as hedging instruments in the condensed consolidated statements of operations and comprehensive income (loss) (in millions). Gain (loss) reclassified from accumulated other comprehensive income (“AOCI”) into earnings for interest rate contracts is presented in Interest expense, net.

Interest Rate Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives		Amount of Gain (Loss) Reclassified from AOCI into Earnings
	Three Months Ended March 31,		Three Months Ended March 31,
	2025	2024	2025	2024
Included in effectiveness testing	$1	$32	$19	$26
Excluded from effectiveness testing and recognized in earnings based on an amortization approach	—	(3)	—	(1)
Total	$1	$29	$19	$25
The estimated net amount of existing gains (losses) that are reported in Accumulated other comprehensive income (loss) as of March 31, 2025 that is expected to be reclassified into earnings within the next 12 months is $51 million.
(d)Balance sheet presentation - interest rate contracts
The Company’s interest rate derivative contracts had a fair value of $51 million and $69 million as of March 31, 2025 and December 31, 2024, respectively, and were classified in Other assets in the condensed consolidated balance sheets. Refer to Note 11, Fair value measurements for further information on the valuation of the Company’s derivatives.

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
(10)Interest expense

	Three Months Ended March 31,
(in millions)	2025	2024
Interest expense (1)	$57	$138
(Gain) loss on hedge instruments	(19)	(25)
Finance lease liabilities interest	24	23
Amortization of deferred financing costs	3	5
Capitalized interest	(3)	(2)
Interest income	(2)	(1)
Other financing fees	—	1
Interest expense, net	$60	$139
__________________
(1) During the three months ended March 31, 2025, the Company recognized $3 million of expense related to the Kloosterboer Preference Shares liability.
(11)Fair value measurements
As of March 31, 2025 and December 31, 2024, the carrying amount of certain financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued liabilities, were representative of their fair values due to the short-term maturity of these instruments.
The following table presents the fair value hierarchy levels of the Company’s assets and liabilities at fair value:

(in millions)	Fair Value Hierarchy	March 31, 2025	December 31, 2024
Measured at fair value on a recurring basis:
Interest rate derivative financial instruments assets	Level 2	$51	$69
Acquisition related contingent consideration	Level 3	$13	$13
Put Options(1)	Level 3	$109	$107

Measured at fair value on a non-recurring basis:
Other investments (included in Other assets)(2)	Level 3	$18	$18

Disclosed at fair value:
Long-term debt(3)	Level 3	$5,081	$4,868
Kloosterboer Preference Shares(4)	Level 3	$250	$259
__________________
(1) For more details, refer to Note 2, Capital structure and noncontrolling interests.
(2) The investments in equity securities carried at fair value are subject to transfer restrictions and generally cannot be sold without consent.
(3) The carrying value of long-term debt is disclosed in Note 8, Debt.
(4) The carrying value of Kloosterboer Preference Shares is disclosed in Note 13, Other long-term liabilities.
In accordance with GAAP, the Company has elected to remeasure investments without readily determinable fair values only when an observable transaction occurs for an identical or similar investment of the same issuer. During the three months ended March 31, 2025 and 2024, the Company recorded immaterial non-recurring fair value adjustments within Other nonoperating income (expense), net in the condensed consolidated statements of operations and comprehensive income (loss) related to certain other investments without readily determinable fair values.

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
The Company’s long-term debt is reported at the aggregate principal amount less unamortized deferred financing costs and any above or below market adjustments (as required in purchase accounting) in the condensed consolidated balance sheets. For instruments with no prepayment option, the fair value is estimated utilizing a discounted cash flow model where the contractual cash flows (i.e., coupon and principal repayments) were discounted at a risk-adjusted yield reflective of both the time value of money and the credit risk inherent in each instrument. For instruments that include a prior-to-maturity prepayment option, the fair value is estimated using a Black-Derman-Toy lattice model. The inputs used to estimate the fair value of the Company’s debt instruments are comprised of Level 2 inputs, including risk-free interest rates, credit ratings, and financial metrics for comparable publicly listed companies, and Level 3 inputs, such as risk-adjusted credit spreads based on adjusted yields implied at issuance, and yield volatility (used for instruments with a prepayment option).
(12)Leases
The Company leases real estate, most significantly warehouses for use in operations, as well as equipment for use within owned and leased warehouses. The Company also leases vehicles, trailers, and other equipment. The Company has not pledged any assets as collateral related to the Company’s existing leases as of March 31, 2025 and December 31, 2024.
Right-of-use asset balances are as follows:

(in millions)	March 31, 2025	December 31, 2024
Finance lease right-of-use assets	$1,708	$1,706
Less: accumulated amortization	(477)	(452)
Finance lease right-of-use assets, net	$1,231	$1,254

Operating lease right-of-use assets	$830	$828
Less: accumulated amortization	(212)	(201)
Operating lease right-of-use assets, net	$618	$627
Lease liabilities are presented in the following line items in the condensed consolidated balance sheets:

	March 31, 2025		December 31, 2024
(in millions)	Finance Leases	Operating Leases	Finance Leases	Operating Leases
Accounts payable and accrued liabilities	$165	$51	$165	$50
Long-term finance lease obligations	1,240	—	1,249	—
Long-term operating lease obligations	—	598	—	605
Total lease obligations	$1,405	$649	$1,414	$655

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
Future minimum lease payments for each of the next five years and thereafter as of March 31, 2025 are as follows (in millions):

Years Ending December 31:	Finance Leases	Operating Leases
2025 (nine months remaining)	$212	$70
2026	161	90
2027	155	88
2028	146	79
2029	145	70
2030 and thereafter	1,521	681
Total lease payments	2,340	1,078
Less imputed interest	(935)	(429)
Total lease obligations	$1,405	$649
Supplemental condensed consolidated balance sheets information related to leases is as follows:

	March 31,	December 31,
	2025	2024
Weighted average remaining lease term (in years):
Finance	14.4	14.5
Operating	15.9	15.9
Weighted average discount rate:
Finance	6.8%	6.8%
Operating	6.5%	6.5%
The components of lease expense are as follows:

	Three Months Ended March 31,
(in millions)	2025	2024
Finance lease cost:
Amortization of ROU assets	$26	$24
Interest on lease liabilities	24	23
Operating lease cost	26	29
Variable & short-term lease cost	11	9
Sublease income	(4)	(4)
Total lease cost	$83	$81

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
Supplemental cash flow information related to leases is as follows:

	Three Months Ended March 31,
(in millions)	2025	2024
Cash paid for amounts included in the measurement of lease liability
Operating cash flows from finance leases	$24	$22
Finance cash flows from finance leases	$21	$14
Operating cash flows from operating leases	$24	$23
ROU assets obtained in exchange for lease obligations (excluding the effect of acquisitions)
Finance leases	$6	$15
Operating leases	$5	$4
Houston, Texas purchase option
On September 27, 2024, the Company provided notice to the lessor of its intention to exercise a purchase option contained in the lease agreement. The purchase option was executed in April 2025 for $90 million.
(13)Other long-term liabilities

(in millions)	March 31, 2025	December 31, 2024
Kloosterboer Preference Shares	$260	$247
Sale leaseback financing obligations	63	62
Workers' compensation reserves (see Note 16, Commitments and contingencies)	35	35
Other liabilities	67	66
Total other long-term liabilities	$425	$410
(14)Stock-based compensation
Amended and Restated Lineage 2024 Incentive Award Plan
In July 2024, the Company’s pre-IPO Incentive Award Plan was amended and restated, creating the Amended and Restated Lineage 2024 Incentive Award Plan (the “2024 Plan”). The 2024 Plan is administered by certain committees of the Board (the “Plan Administrator”) and provides for the award of RSUs, performance share awards, LTIP Units, stock options, stock appreciation rights, restricted stock, stock payments, dividend equivalents, and other incentive awards, each as defined in the 2024 Plan, to eligible employees, consultants, and members of the Board (collectively, “Plan participants”).
(a)Restricted stock units
Certain Plan participants were granted awards of RSUs covering shares of the Company’s common stock. Certain RSUs contain only a service vesting condition (“time-based RSUs”) and certain RSUs contain vesting conditions based on service, Company performance, and market performance (“performance-based RSUs”).
On March 18, 2025, the Company granted new performance-based RSUs that will vest upon completion of the 2025 performance year based on the achievement of certain Earnings before interest, taxes, depreciation, and amortization (“EBITDA”) metrics, subject to continued service. The fair value of these awards granted was estimated to be equivalent to the close price of the Company’s stock on the grant date. The related stock-based compensation expense is based on

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
the forecasted likelihood of achievement of the performance metrics (during the performance period) or the actual achievement of the performance metrics (at the completion of the performance period).
The following represents a summary of outstanding RSUs:

	Time-based RSUs	Weighted average grant date fair value per unit	Performance-based RSUs	Weighted average grant date fair value per unit
Unvested as of December 31, 2024	1,461,789	$84.78	127,946	$89.85
Awards granted	—	—	152,467	60.70
Awards vested	(29,238)	83.77	—	—
Awards forfeited	(93,424)	83.89	(5,254)	89.85
Unvested as of March 31, 2025	1,339,127	$84.86	275,159	$73.70
As of March 31, 2025, there was $67 million of unrecognized stock-based compensation expense related to unvested time-based RSUs that is expected to be recognized over a weighted-average period of 1.3 years.
As of March 31, 2025, there was $17 million of unrecognized stock-based compensation expense related to unvested performance-based RSUs that is expected to be recognized over a weighted-average period of 1.2 years.
(b)LTIP Units
LTIP Units are a class of partnership interests in the Operating Partnership which may be issued to eligible Plan participants for the performance of services to or for the benefit of the Company and Operating Partnership. Certain LTIP Units contain only a service vesting condition (“time-based LTIP Units”) and certain LTIP Units contain vesting conditions based on service, Company performance, and market performance (“performance-based LTIP Units”).
The following represents a summary of outstanding LTIP Units:

	Time-based LTIP Units	Weighted average grant date fair value per unit	Performance-based LTIP Units	Weighted average grant date fair value per unit
Unvested as of December 31, 2024	1,218,732	$87.86	1,776,421	$89.85
Awards granted	17,074	58.57	—	—
Awards vested	—	—	—	—
Awards forfeited	—	—	—	—
Unvested as of March 31, 2025	1,235,806	$87.46	1,776,421	$89.85
As of March 31, 2025, there was $72 million of unrecognized stock-based compensation cost related to unvested time-based LTIP Units that is expected to be recognized over a weighted-average period of 1.5 years.
As of March 31, 2025, there was $60 million of unrecognized stock-based compensation cost related to unvested performance-based LTIP Units that is expected to be recognized over a weighted-average period of 1.8 years.

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
Stock-Based Compensation Expense
The following table summarizes the Company’s stock-based compensation expense by line item in the condensed consolidated statements of operations and comprehensive income (loss):

	Three Months Ended March 31,
(in millions)	2025	2024
Cost of operations	$1	$—
General and administrative expense	36	5
Acquisition, transaction, and other expense	3	—
Total stock-based compensation expense	$40	$5
The following table summarizes the Company’s stock-based compensation expense by award type:

	Three Months Ended March 31,
(in millions)	2025	2024
Restricted Stock Units:
Time-based	$16	$—
Performance-based	2	—
LTIP Units:
Time-based	14	—
Performance-based	8	—
BGLH Restricted Class B units	—	3
Management Profits Interests Class C units	—	2
Total stock-based compensation expense	$40	$5
(15)Related-party balances
The Company pays Bay Grove Management a transition services fee and reimburses certain expenses pursuant to a transition services agreement executed in connection with the IPO, which replaced a previously existing operating services agreement. Pursuant to the operating services agreement, Bay Grove Management provided certain management and operating services to the Company, and the Company is working with Bay Grove Management to internalize these services with Bay Grove Management’s assistance under the terms of the transition services agreement. During the three months ended March 31, 2025 and 2024, the Company recorded $2 million and $3 million, respectively, of expenses in General and administrative expense for transition and operating services and expense reimbursements. Accounts payable and accrued liabilities included an immaterial amount in transition services fees and expenses owed to Bay Grove Management as of March 31, 2025, and it included $1 million of such payables as of December 31, 2024.
As of March 31, 2025 and December 31, 2024, Accrued dividends and distributions included pro rata dividends declared to all equity holders, including related parties.
The Company owns an investment stake in suppliers that are accounted for under the equity method of accounting, creating related-party relationships. The Company incurred costs of $3 million and $2 million with these suppliers for the three months ended March 31, 2025 and 2024, respectively. Accounts payable and accrued liabilities included an immaterial amount owed to these suppliers as of March 31, 2025. No such payables were outstanding as of December 31, 2024.
As of March 31, 2025 and December 31, 2024, the Company had related-party receivables with minority interest partners and equity method investees of $2 million. Related-party receivables are included in Accounts receivable, net in the condensed consolidated balance sheets. As of March 31, 2025 and December 31, 2024, the Company also had

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
related-party payables of $2 million with minority interest partners. Related-party payables are included in Accounts payable and accrued liabilities in the condensed consolidated balance sheets.
(16)Commitments and contingencies
(a)Self‑insured risks
The Company is self‑insured for workers’ compensation costs, with the Company’s workers’ compensation plan having an individual claim stop‑loss deductible of $1 million. Self‑insurance liabilities are determined by third-party actuaries. The Company has established restricted cash accounts with banks or directly with the insurers or letters of credit that are collateral for its self‑insured workers’ compensation obligations. The combined amount included in Accounts payable and accrued liabilities and Other long-term liabilities related to workers’ compensation liabilities as of March 31, 2025 and December 31, 2024 was $54 million and $52 million, respectively. The liability represents the gross amount excluding amounts receivable from the insurers. The total included in Prepaid expenses and other current assets and Other assets related to the receivables from insurers was $17 million as of both March 31, 2025 and December 31, 2024.
The Company is also self‑insured for a portion of employee medical costs. The Company has a medical plan with a retained deductible. Medical self‑insurance liabilities are determined by third‑party actuaries. The total included in Accounts payable and accrued liabilities related to medical liabilities as of March 31, 2025 and December 31, 2024 was $14 million and $11 million, respectively.
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
The Company records accruals for environmental matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on current law and existing technologies. The Company believes it is in compliance with applicable environmental regulations in all material respects. Under various U.S. federal, state, and local environmental laws, a current or previous owner or operator of real estate may be liable for the entire cost of investigating, removing, and/or remediating hazardous or toxic substances on such property. Such laws often impose liability, whether or not the owner or operator knew of, or was responsible for, the contamination. Even if more than one person may have been responsible for the contamination, each person covered by the environmental laws may be held responsible for the entire clean-up cost. Most of the Company’s warehouses utilize anhydrous ammonia as a refrigerant. Anhydrous ammonia is classified as a hazardous chemical regulated by the EPA and various other agencies in the locations in which the Company operates, and an accident or significant release of anhydrous ammonia from a

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
warehouse could result in injuries, loss of life, and property damage. There are no material liabilities arising out of environmental matters as of March 31, 2025 and December 31, 2024.
(d)Occupational Safety and Health Act (OSHA)
The Company’s warehouses located in the U.S. are subject to regulation under OSHA, which requires employers to provide employees with an environment free from hazards, such as exposure to toxic chemicals, excessive noise levels, mechanical dangers, heat or cold stress, and unsanitary conditions. The cost of complying with OSHA and similar laws enacted by states and other jurisdictions in which the Company operates can be substantial, and any failure to comply with these regulations could expose the Company to substantial penalties and/or liabilities to employees who may be injured at the Company’s warehouses. The Company records accruals for OSHA matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The Company believes that it is in compliance with all OSHA regulations in all material respects and that no material unrecorded liabilities exist as of March 31, 2025 and December 31, 2024.
(e)Kennewick, Washington warehouse fire
On April 21, 2024, a fire occurred at the Company’s warehouse in Kennewick, Washington, destroying the building and customer inventories. No employees or other parties were injured. The Company expects all repair, replacement, and clean-up costs to be covered by its insurance policies, excluding any deductibles and self-insured retentions. To date, the Company has not received any claims for customer inventories losses. During the three months ended March 31, 2025, the Company recorded a net gain of $24 million, consisting of insurance reimbursement of $25 million, including $8 million of business interruption insurance recoveries, offset by $1 million of clean-up costs. The net gain is presented in Restructuring, impairment, and (gain) loss on disposals in the Company’s condensed consolidated statements of operations and comprehensive income (loss).
On December 30, 2024, the Company received a demand letter regarding a potential class action lawsuit for damages to the local residents from the Kennewick fire. To date, no such lawsuit has been served or filed. The potential loss from such a lawsuit cannot be estimated at this time.

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
(17)Accumulated other comprehensive income (loss)
The Company reports activity in AOCI for foreign currency translation adjustments and unrealized gains and losses on interest rate and foreign currency hedges. Activity within AOCI was as follows:

	Three Months Ended March 31,
(in millions)	2025	2024
Foreign currency translation adjustments:
Balance at beginning of period	$(330)	$(149)
Foreign currency translation adjustments	64	(74)
Amounts allocated to Noncontrolling interests and Redeemable noncontrolling interests	(6)	8
Reallocation due to change in Noncontrolling interest ownership percentage	—	5
Balance at end of period	$(272)	$(210)

Derivatives:
Balance at beginning of period	$57	$115
Unrealized gain (loss) on foreign currency hedges and interest rate hedges	—	29
Net amount reclassified from AOCI to net income (loss)	(19)	(26)
Tax effect	1	—
Amounts allocated to Noncontrolling interests and Redeemable noncontrolling interests	2	—
Reallocation due to change in Noncontrolling interest ownership percentage	—	(5)
Balance at end of period	$41	$113

Accumulated other comprehensive income (loss)	$(231)	$(97)

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
(18)Earnings (loss) per share
Basic EPS is calculated by dividing net income (loss) attributable to common stockholders of the Company by the weighted average common shares outstanding during the reporting period. Diluted EPS is calculated by dividing net income (loss) attributable to common stockholders adjusted for any dilutive instruments of the Company by the weighted average common shares and common share equivalents outstanding during the reporting period. A reconciliation of the basic and diluted EPS is as follows:

	Three Months Ended March 31,
(in millions, except per share amounts)	2025	2024
Earnings (loss) per share - basic and diluted:
Net income (loss) attributable to Lineage, Inc.	$—	$(40)
Less: Redeemable noncontrolling interest redemption value adjustment	(2)	5
Net income (loss) attributable to common stockholders - basic and diluted	$2	$(45)

Weighted average common shares outstanding - basic and diluted	228	162
Net income (loss) per share attributable to common stockholders - basic and diluted	$0.01	$(0.28)
The Company’s potential dilutive securities have been excluded from the computation of diluted net earnings (loss) per share, as they are antidilutive. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net earnings (loss) per share attributable to common stockholders is the same.
The Company’s potential common share equivalents as of March 31, 2025 and 2024 are as follows:
•Non-Company LPs who hold partnership common units have certain redemption rights which allow them to require the Operating Partnership to repurchase the partnership common units in exchange for cash or, at the option of the Company, shares of Lineage, Inc. common stock. Other classes of Operating Partnership and LLH equity interests held by Non-Company LPs and BG Maverick, including Legacy OP Units, LTIP Units, and OPEUs may also be exchanged for partnership common units at future dates. The shares of Lineage, Inc. common stock which could be issued in connection with a hypothetical repurchase of currently outstanding partnership common units or potentially outstanding partnership common units issued in exchange for Legacy OP Units, LTIP Units, and OPEUs represent potential common share equivalents.
•The Company has issued certain Put Options and top-up rights. In accordance with ASC 260, Earnings per Share, the incremental shares associated with satisfaction of the Put Options utilizing proceeds of a hypothetical issuance of common shares at market prices represent potential common share equivalents. Payments of top-up rights in the form of shares of common stock would also represent potential common share equivalents.
•As of March 1, 2025 the sellers of MTC Logistics may elect to receive any combination of cash or Operating Partnership units that equal the excess over the fair market value of the units issued to the sellers in the MTC Logistics acquisition. The Operating Partnership Units that could be issued in connection with this hypothetical election represent potential common share equivalents further described in Note 2, Capital structure and noncontrolling interests.
•Prior to the completion of the IPO, the Preference Shares further described in Note 2, Capital structure and noncontrolling interests were convertible at the option of the Co-Investor to Operating Partnership interests or common stock of the Company, depending on whether or not certain events occurred. The Operating Partnership interests or common stock of the Company that could have been issued in connection with a hypothetical conversion represented potential common share equivalents for diluted EPS calculation for the three months ended March 31, 2024. The Co-Investor elected not to exercise their right to convert the Preference Shares, and the Co-Investor will now receive cash or a variable number of shares of the Company’s

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
common stock on October 1, 2026. The Company’s common shares that could be issued to the Co-Investor in settlement of the Preference Shares represent potential common share equivalents for the three months ended March 31, 2025.
•Contingent consideration in the form of Operating Partnership units issued in a 2020 acquisition, which shall be issued if a certain customer exercises its purchase option, represent potential common share equivalents.
•Time-based RSUs and performance-based RSUs that are unvested as of March 31, 2025 represent potential common share equivalents because upon vesting, the Company will issue common shares to the awardee.
•BGLH Restricted Units that were unvested as of March 31, 2024 represented potential common share equivalents because upon vesting, the Company would have to issue common shares issued to BGLH. There were no unvested BGLH Restricted Units as of March 31, 2025.
•Management Profits Interests Class C Units in LLH MGMT and LLH MGMT II that were unvested as of March 31, 2024 represented potential common share equivalents because upon vesting, they would be able to share in the profits of the Company, as defined in the LLH MGMT and LLH MGMT II operating agreements. Because the Class C Units did not yet share in distributions, the potential units would not be allocated any undistributed earnings for basic and diluted EPS calculations. There were no unvested Class C Units as of March 31, 2025.
(19)Segment information
Reportable Segments Information
The Company’s business is organized into two reportable segments, Global Warehousing and Global Integrated Solutions. The following table presents segment revenues, segment cost of operations, and segment net operating income (“NOI”), with a reconciliation to Net income (loss) before income taxes. All inter-segment transactions are not significant and have been eliminated in consolidation. Asset information by reportable segment is not presented, as the Company does not produce such information internally and the chief operating decision maker (“CODM”) does not use such information to manage the business. Capital expenditures for property, plant, and equipment presented below by segment are inclusive of purchases recorded in Accounts payable and accrued liabilities during each period.

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited

	Three Months Ended March 31,
(in millions)	2025	2024
Global Warehousing revenues	$944	$969
Global Integrated Solutions revenues	348	359
Total net revenues	1,292	1,328

Global Warehousing operating costs:
Labor	356	354
Power	49	47
Other warehouse costs	179	183
Total Global Warehousing cost of operations	584	584
Global Integrated Solutions cost of operations(1)	291	300
Total segment cost of operations	875	884
Stock-based compensation expense	1	—
Total cost of operations	876	884

Global Warehousing NOI	360	385
Global Integrated Solutions NOI	57	59
Total segment NOI	417	444
Reconciling items:
Stock-based compensation expense in cost of operations	(1)	—
General and administrative expense	(154)	(124)
Depreciation expense	(158)	(158)
Amortization expense	(54)	(53)
Acquisition, transaction, and other expense	(15)	(8)
Restructuring, impairment, and gain (loss) on disposals	21	—
Equity income (loss), net of tax	(4)	(2)
Gain (loss) on foreign currency transactions, net	16	(11)
Interest expense, net	(60)	(139)
Gain (loss) on extinguishment of debt	—	(7)
Net income (loss) before income taxes	$8	$(58)

Capital expenditures for property, plant, and equipment:
Global Warehousing capital expenditures	$88	$84
Global Integrated Solutions capital expenditures	2	7
Corporate capital expenditures	21	26
Total capital expenditures for property, plant, and equipment	$111	$117
__________________
(1) Cost of operations in the Global Integrated Solutions segment primarily consists of third-party carrier charges, labor, fuel, and rail and vehicle maintenance.

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
(20)Subsequent events
(a)Business combinations and asset acquisitions
On April 1, 2025, the Company purchased three warehouse campuses from Bellingham Cold Storage (“BCS”) for $121 million in cash consideration. BCS is a leading provider of temperature-controlled warehousing and logistics solutions. The acquisition of the BCS assets allows the Company to expand its warehousing network in the Pacific Northwest and adds a footprint at the Port of Bellingham. The initial accounting for this acquisition is incomplete at this time.
In April 2025, the Company entered into an agreement to acquire four cold storage warehouses and other related assets from Tyson Foods for approximately $247 million in cash. The transaction is subject to customary closing conditions and is expected to close in the second quarter of 2025. Additionally, the transaction contains a closing condition that the Company enter into an agreement to design, build, and operate two fully automated cold storage warehouses, with Tyson Foods as the anchor customer, estimated to cost over $740 million. The initial accounting for this acquisition is incomplete at this time.
(b)Stock-based compensation
In April 2025, the Company granted employees stock-based compensation consisting of 1,448,657 RSUs with an approximate $81 million of expense to be recognized over the vesting term, 253,352 Performance-based RSUs with an approximate $14 million of expense to be recognized over the vesting term, 132,359 time-based LTIP Units with an approximate $7 million of expense to be recognized over the vesting term, and 466,557 performance-based LTIP Units with an approximate $13 million of expense to be recognized over the vesting term. These grants will generally vest over 3 years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations should be read together with the condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “2024 Annual Report on Form 10-K”). In addition, the following discussion contains forward-looking statements, such as statements regarding our expectation for future performance, liquidity, and capital resources, that involve risks, uncertainties, and assumptions that could cause actual results to differ materially from our expectations. Our actual results may differ materially from those contained in or implied by any forward-looking statements as a result of various factors, including those set forth below and those described under Item 1A. Risk Factors of our 2024 Annual Report on Form 10-K.
Management’s Overview
We are the world’s largest global temperature-controlled warehouse REIT, with a modern and strategically located network of properties. Our business is competitively positioned to deliver a seamless end-to-end, technology-enabled experience for a well-diversified and stable customer base, each with their own unique requirements in the temperature-controlled supply chain. As of March 31, 2025, we operated an interconnected global temperature-controlled warehouse network, comprising approximately 86 million square feet and 3.1 billion cubic feet of capacity across 488 warehouses predominantly located in densely populated critical-distribution markets, with 313 in North America, 88 in Asia-Pacific, and 87 in Europe.
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
Acquisition, transaction, and other expenses. Our acquisition, transaction, and other expenses consist of costs with a high level of variability from period-to-period and include professional fees associated with planned and completed business expansion activities, and acquisition integration costs. In addition, it includes expenses associated with our IPO, including costs related to public company readiness efforts and costs incurred as a result of our IPO in the third quarter of 2024. These costs are expensed as incurred. It also includes employee-related expenses associated with acquisitions, such as acquisition-related severance and consulting agreements and certain cash-based incentive awards given to employees of legacy companies in acquisitions.
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
Significant factors impacting our business have included:
•Inflation and Customer Rate Increases. In response to significant inflationary impacts in recent years across wages, energy, and other operational costs, we implemented customer rate increases to offset such impacts to our operating results. We believe that higher food costs have continued to impact end-consumers’ buying decisions for certain commodities, which could negatively impact our customers. While certain indicators have suggested downward progress in inflation, the global economy continues to be impacted by elevated inflation rates and faces further inflation risk. In addition, tariff and other trade policies may continue to cause overall uncertainty and could further aggravate inflation.

•Occupancy and Throughput. Coming out of the global pandemic, we experienced higher physical occupancy levels through the first half of 2023, particularly in North America, significantly driven by customers increasing production and inventories in response to supply chain backlogs in recent years. Beginning in the second half of

2023, customers began rationalizing inventory levels in response to continued higher interest rates and inflation, which has driven changes in customer demand. As our customers adjust to these new demand levels, we have seen lower throughput volume across our network. Occupancy and throughput are also impacted by import and export activity, and could be impacted by changes in tariffs and trade policies. We are continuing to monitor the impact of tariffs on our and our customers’ business, but we believe that over the long-term, end-consumer demand will remain consistent with historic levels. To optimize our global warehousing network and maximize NOI, we review our operations to determine whether it is beneficial to reposition or temporarily idle existing warehouses or consolidate existing operations. If such actions are taken, we strive to relocate customers affected by such activities into other warehouses in our global warehousing network.
•Labor. Following headwinds in recent years from wage inflation, labor shortages, and team member turnover, our team has focused on strategic initiatives to decrease turnover through our stock-based compensation awards, higher wages, engagement best practices, and training to help retain talent. Retention has improved due to these internal efforts and macroeconomic factors.
•Power Costs. Following increased power costs in prior years, particularly in our European operations, our power costs have stabilized. We have generally been able to pass increased power costs through to our customers, mitigating the impact of such cost increases on our operating results.
Refer to Item 1A. “Risk Factors” of our 2024 Annual Report in Form 10-K for additional information.
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
Acquired properties will be included in the “same warehouse” population if owned or leased by us as of the first business day of the prior calendar year and still owned by us as of the end of the current reporting period, unless the property is under development. The “same warehouse” pool can also be adjusted during the year to remove properties that were sold or entering development subsequent to the beginning of the current calendar year. As such, the “same warehouse” population for the period ended March 31, 2025 includes all properties that we owned as of January 1, 2024 which had both been owned and had reached “normalized operations” by January 1, 2024.
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
The following table shows the composition of our warehouse portfolio as of March 31, 2025.

Total warehouses(1)	469
Same warehouse facilities	427
Non-same warehouse facilities	42
__________________
(1)Excludes 19 warehouses in our global integrated solutions segment as of March 31, 2025. We categorize warehouses as part of our global integrated solutions segment if the primary business conducted in those warehouses is within our global integrated solutions segment.
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

Results of Operations
The following discussion represents our analysis of results of operations for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024.
Comparison of Results for the Three Months Ended March 31, 2025 and 2024
Global Warehousing Segment
The following table presents the operating results of our warehouse segment for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
	2025	2024	Change
	(in millions except revenue per pallet)
Warehouse storage	$491	$516	(4.8)%
Warehouse services	453	453	—%
Total global warehousing segment revenues	944	969	(2.6)%
Labor(1)	356	354	0.6%
Power	49	47	4.3%
Other warehouse costs(2)	179	183	(2.2)%
Total global warehousing segment cost of operations	584	584	—%
Global warehousing segment NOI	$360	$385	(6.5)%
Total global warehousing segment margin	38.1%	39.7%	(160) bps

Number of warehouse sites	469	463

Warehouse storage(3)
Average economic occupancy
Average occupied economic pallets (in thousands)	8,056	8,187	(1.6)%
Economic occupancy percentage	81.0%	83.6%	(260) bps
Storage revenue per economic occupied pallet	$60.93	$62.98	(3.3)%
Average physical occupancy
Average physical occupied pallets (in thousands)	7,506	7,603	(1.3)%
Average physical pallet positions (in thousands)	9,949	9,796	1.6%
Physical occupancy percentage	75.4%	77.6%	(220) bps
Storage revenue per physical occupied pallet	$65.39	$67.82	(3.6)%
Warehouse services(3)
Throughput pallets (in thousands)	12,984	12,874	0.9%
Warehouse services revenue per throughput pallet	$32.02	$32.40	(1.2)%
_______________
(1)Excludes less than $1 million of stock-based compensation expense for the three months ended March 31, 2025.
(2)Includes real estate rent expense (operating leases) of $23 million and $25 million for the three months ended March 31, 2025 and 2024, respectively, and non-real estate rent expense (equipment lease and rentals) of $5 million and $5 million for the three months ended March 31, 2025 and 2024, respectively.
(3)Warehouse storage and warehouse services metrics exclude managed sites.

Global warehousing segment revenues were $944 million for the three months ended March 31, 2025, a decrease of $25 million, or 2.6%, compared to $969 million for the three months ended March 31, 2024. The net decrease was primarily driven by a $38 million decrease in our same warehouse pool, partially offset by a $13 million net increase in our non-same warehouse pool, further discussed below. The foreign currency translation of revenues earned by our foreign operations had an $11 million unfavorable impact compared to the three months ended March 31, 2024.
Global warehousing segment cost of operations was $584 million for the three months ended March 31, 2025, which was flat compared to the three months ended March 31, 2024. A $9 million decrease in our same warehouse pool was offset by a $9 million net increase in our non-same warehouse pool, further discussed below. The foreign currency translation of cost of operations from our foreign operations had a $7 million favorable impact compared to the three months ended March 31, 2024.
Global warehousing segment NOI was $360 million for the three months ended March 31, 2025, a decrease of $25 million, or 6.5%, compared to $385 million for the three months ended March 31, 2024. The net decrease included a decrease of $29 million in our same warehouse pool, partially offset by a net increase of $4 million in our non-same warehouse pool, further discussed below. The foreign currency translation from our foreign operations had a $4 million net unfavorable impact compared to the three months ended March 31, 2024.
Same Warehouse Results

Three Months Ended March 31,
2025	2024	Change
(in millions except revenue per pallet)
Warehouse storage	$456	$483	(5.6)%
Warehouse services	419	430	(2.6)%
Total same warehouse revenues	875	913	(4.2)%
Labor	331	336	(1.5)%
Power	44	44	—%
Other warehouse costs	163	167	(2.4)%
Total same warehouse cost of operations	538	547	(1.6)%
Same warehouse NOI	$337	$366	(7.9)%
Total same warehouse margin	38.5%	40.1%	(160)	bps

Number of same warehouse sites	427	427

Warehouse storage(1)
Economic occupancy
Average occupied economic pallets (in thousands)	7,487	7,671	(2.4)%
Economic occupancy percentage	82.1%	83.6%	(150)	bps
Storage revenue per economic occupied pallet	$60.88	$63.00	(3.4)%
Physical occupancy
Average physical occupied pallets (in thousands)	6,974	7,109	(1.9)%
Average physical pallet positions (in thousands)	9,121	9,173	(0.6)%
Physical occupancy percentage	76.5%	77.5%	(100)	bps
Storage revenue per physical occupied pallet	$65.36	$67.97	(3.8)%
Warehouse services(1)
Throughput pallets (in thousands)	11,894	12,109	(1.8)%
Warehouse services revenue per throughput pallet	$32.06	$32.54	(1.5)%
_______
(1)Warehouse storage and warehouse services metrics exclude managed sites.

Same warehouse storage revenues decreased $27 million or 5.6% compared to the three months ended March 31, 2024, primarily driven by lower average rates, as rate increases were more than offset by changes in customer mix, and by lower average occupancy. Economic occupancy decreased by 150 basis points, as our customers rationalized inventory and production levels during continued economic pressures. Same warehouse storage revenues per economic occupied pallet decreased 3.4% compared to the prior year, primarily driven by unfavorable rates, as discussed above, and other changes in our business profile in response to changing customer needs.
Same warehouse services revenues decreased $11 million or 2.6% compared to the three months ended March 31, 2024, primarily driven by lower rates and other changes in our business profile in response to changing customer needs and lower throughput volumes. Same warehouse services revenue per throughput pallet decreased 1.5% compared to the prior year. Throughput pallets at our same warehouses decreased 1.8% compared to the three months ended March 31, 2024, primarily driven by customer rationalization of inventory and production levels as discussed above.
Same warehouse cost of operations decreased $9 million or 1.6% compared to the three months ended March 31, 2024, primarily driven by lower labor and other warehouse costs, including supplies and maintenance, resulting from decreases in occupancy and throughput volumes discussed above.

Non-Same Warehouse Results

	Three Months Ended March 31,
	2025	2024		Change
	(in millions except revenue per pallet)
Warehouse storage	$35	$33		6.1%
Warehouse services	34	23		47.8%
Total non-same warehouse revenues	69	56		23.2%
Labor	25	18		38.9%
Power	5	3		66.7%
Other warehouse costs	16	16		—%
Total non-same warehouse cost of operations	46	37		24.3%
Non-same warehouse NOI	$23	$19		21.1%
Total non-same warehouse margin	33.3%	33.9%	(60)	bps

Number of non-same warehouse sites(1)	42	36

Warehouse storage(2)
Economic occupancy
Average occupied economic pallets (in thousands)	569	516		10.3%
Economic occupancy percentage	68.7%	82.8%	(1,410)	bps
Storage revenue per economic occupied pallet	$61.51	$62.80		(2.1)%
Physical occupancy
Average physical occupied pallets (in thousands)	532	494		7.7%
Average physical pallet positions (in thousands)	828	623		32.9%
Physical occupancy percentage	64.3%	79.3%	(1,500)	bps
Storage revenue per physical occupied pallet	$65.78	$65.63		0.2%
Warehouse services(2)
Throughput pallets (in thousands)	1,090	765		42.5%
Warehouse services revenue per throughput pallet	$31.52	$30.12		4.6%
__________________
(1) Refer to our “Same Warehouse Analysis,” which describes the composition of our non-same warehouse pool.
(2) Warehouse storage and warehouse services metrics exclude managed sites.
Non-same warehouse revenues increased $13 million or 23.2% compared to the three months ended March 31, 2024, including approximately $21 million from acquisitions and $5 million from recently completed greenfield and expansion projects, partially offset by a $13 million net decrease from other non-same warehouse sites including closed facilities.
Non-same warehouse cost of operations increased $9 million or 24.3% compared to the three months ended March 31, 2024, including approximately $13 million from acquisitions and $2 million from recently completed greenfield and expansion projects, partially offset by a $5 million net decrease from other non-same warehouse sites including closed facilities.

Global Integrated Solutions Segment
The following table presents the operating results of our global integrated solutions segment for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
	2025	2024	Change
	(in millions)
Global Integrated Solutions segment revenues	$348	$359	(3.1)%
Global Integrated Solutions segment cost of operations(1)	291	300	(3.0)%
Global Integrated Solutions segment NOI	$57	$59	(3.4)%
Global Integrated Solutions margin	16.4%	16.4%	—	bps
_______________
(1)Excludes $1 million of stock-based compensation expense for the three months ended March 31, 2025.
Global integrated solutions segment revenues were $348 million for the three months ended March 31, 2025, a decrease of $11 million, or 3.1%, compared to $359 million for the three months ended March 31, 2024. The decrease was primarily due to lower volumes. In addition, the foreign currency translation of revenues earned by our foreign operations had a $4 million unfavorable impact compared to the three months ended March 31, 2024.
Global integrated solutions segment cost of operations was $291 million for the three months ended March 31, 2025, a decrease of $9 million, or 3.0%, compared to $300 million for the three months ended March 31, 2024. The decrease was due to lower volumes and cost controls. The foreign currency translation of cost of operations from our foreign operations had a $4 million favorable impact compared to the three months ended March 31, 2024.
Global integrated solutions segment NOI was $57 million for the three months ended March 31, 2025, a decrease of $2 million, or 3.4%, compared to $59 million for the three months ended March 31, 2024. Foreign currency translation had a net impact of less than $1 million compared to three months ended March 31, 2024.
Other Consolidated Operating Expenses

	Three Months Ended March 31,		Change
	2025	2024	%
	(in millions)
Other consolidated operating expense:
Depreciation and amortization expense	$212	$211	0.5%
General and administrative expense	$154	$124	24.2%
Acquisition, transaction, and other expense	$15	$8	87.5%
Restructuring, impairment, and (gain) loss on disposals	$(21)	$—	n.m.
Depreciation and amortization expense. Depreciation and amortization expense was $212 million for the three months ended March 31, 2025, an increase of $1 million, or 0.5%, compared to $211 million for the three months ended March 31, 2024.
General and administrative expense. General and administrative expenses were $154 million for the three months ended March 31, 2025, an increase of $30 million, or 24.2%, compared to $124 million for the three months ended March 31, 2024. The increase was primarily due to $31 million of additional stock-based compensation expense driven by the restructuring of our equity compensation plans in conjunction with becoming a public company. For the three months ended March 31, 2025 and 2024, general and administrative expenses were 11.9% and 9.3% of total revenues, respectively, with the increase driven by the stock-based compensation expense mentioned above.
Acquisition, transaction, and other expense. Acquisition, transaction, and other expenses were $15 million for the three months ended March 31, 2025, an increase of $7 million compared to $8 million for the three months ended March 31, 2024. The increase was primarily due to the recognition of stock-based compensation expense related to one-time awards associated with our IPO and fair value adjustments related to put options issued in connection with the IPO, partially offset by a decrease in acquisition-

related costs. For further detail on costs associated with our IPO and stock-based compensation, see Note 2, Capital structure and noncontrolling interests and Note 14, Stock-based compensation to the condensed consolidated financial statements included in this Quarterly Report.
Restructuring, impairment, and (gain) loss on disposals. Restructuring, impairment, and (gain) loss on disposals were a net gain of $21 million for the three months ended March 31, 2025, a decrease of $21 million compared to a net gain of less than $1 million for the three months ended March 31, 2024.
The three months ended March 31, 2025 included a net gain of $24 million related to a fire which occurred at the Company’s warehouse in Kennewick, Washington. The net gain consisted of insurance reimbursement of $25 million, including $8 million of business interruption insurance recoveries, offset by $1 million of clean-up costs (see Note 16, Commitments and contingencies in our condensed consolidated financial statements included in this Quarterly Report for details).
Other Income (Expense)
The following table presents other items of income and expense for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,		Change
	2025	2024	%
	(in millions)
Other income (expense):
Interest expense, net	$(60)	$(139)	(56.8)%
Gain (loss) on extinguishment of debt	$—	$(7)	n.m.
Gain (loss) on foreign currency transactions, net	$16	$(11)	n.m.
Equity income (loss), net of tax	$(4)	$(2)	100.0%
Interest (expense), net. We reported a net interest expense of $60 million for the three months ended March 31, 2025, a decrease of $79 million, or 56.8%, compared to $139 million for the three months ended March 31, 2024. The average effective interest rate of our outstanding debt was 4.3% for the three months ended March 31, 2025, a decrease from 6.1% for the three months ended March 31, 2024, due to lower average borrowings after substantial debt repayments with IPO proceeds during the second half of 2024. As a result of this repayment, the notional value of our hedging instruments represents a larger proportion of our overall borrowings. When taking into account income (expense) generated from hedging instruments, the average effective interest rate of our outstanding debt was 2.8% for the three months ended March 31, 2025, a decrease from 5.0% for the three months ended March 31, 2024. For additional information regarding our net interest expense, see Note 10, Interest expense in our condensed consolidated financial statements included in this Quarterly Report.
Gain (loss) on extinguishment of debt. There was no gain (loss) on debt extinguishment recognized for the three months ended March 31, 2025. We recognized a loss on debt extinguishment of $7 million for three months ended March 31, 2024, as the result of various refinancing arrangements. For additional information regarding our debt, see Note 8, Debt in our condensed consolidated financial statements included in this Quarterly Report.
Gain (loss) on foreign currency transactions, net. We reported a net foreign currency exchange gain of $16 million for the three months ended March 31, 2025 compared to a net loss of $11 million for the three months ended March 31, 2024. The change in foreign currency exchange gain (loss) was due to favorable foreign currency exchange rates against the U.S. dollar, with the largest impacts driven by the euro.
Equity income (loss), net of tax. We reported a net loss from equity method investments of $4 million for the three months ended March 31, 2025, as compared to $2 million net loss for the three months ended March 31, 2024. The increase in net loss was primarily related to our investment in Emergent Cold LatAm Holdings, LLC.
Income Tax Expense (Benefit)
Income tax expense for the three months ended March 31, 2025 was $8 million, which represented an increase of $18 million from the income tax benefit of $10 million for the three months ended March 31, 2024. The tax expense in 2025 was principally created by the tax-effect of pre-tax earnings in various jurisdictions and nondeductible stock-based compensation, reduced by tax adjustments related to REIT activity. The tax benefit in 2024 was principally created by the tax-effect of pre-tax earnings in various jurisdictions, changes in tax laws, and withholding taxes paid in various jurisdictions. Our income taxes are discussed in more detail in Note 7, Income taxes to the condensed consolidated financial statements included in this Quarterly Report.
Non-GAAP Financial Measures
We use the following non-GAAP financial measures as supplemental performance measures of our business: segment NOI, FFO, Core FFO, Adjusted FFO, EBITDA, EBITDAre, and Adjusted EBITDA. We also use same warehouse and non-same warehouse metrics described above.
We calculate total segment NOI (or “NOI”) as our total revenues less our cost of operations (excluding any depreciation and amortization, general and administrative expense, stock-based compensation expense, restructuring and impairment expense, gain and loss on sale of assets, and acquisition, transaction, and other expense). We use segment NOI to evaluate our segments for purposes of making operating decisions and assessing performance in accordance with ASC 280, Segment Reporting. We believe segment NOI is helpful to investors as a supplemental performance measure to net income because it assists both investors and management in understanding the core operations of our business. There is no industry definition of segment NOI and, as a result, other REITs may calculate segment NOI or other similarly-captioned metrics in a manner different than we do.
The table below reconciles total segment NOI to net income (loss), which is the most directly comparable financial measure calculated in accordance with GAAP, in each case for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
(in millions)	2025	2024
Net income (loss)	$—	$(48)
Stock-based compensation expense in cost of operations	1	—
General and administrative expense	154	124
Depreciation expense	158	158
Amortization expense	54	53
Acquisition, transaction, and other expense	15	8
Restructuring, impairment, and (gain) loss on disposals	(21)	—
Equity (income) loss, net of tax	4	2
(Gain) loss on foreign currency transactions, net	(16)	11
Interest expense, net	60	139
(Gain) loss on extinguishment of debt	—	7
Income tax expense (benefit)	8	(10)
Total segment NOI	$417	$444
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
The table below reconciles EBITDA, EBITDAre, and Adjusted EBITDA to net income (loss), which is the most directly comparable financial measure calculated in accordance with GAAP, in each case for the three months ended March 31, 2025, and 2024.

	Three Months Ended March 31,
(in millions)	2025	2024
Net income (loss)	$—	$(48)
Adjustments:
Depreciation and amortization expense	212	211
Interest expense, net	60	139
Income tax expense (benefit)	8	(10)
EBITDA	$280	$292
Adjustments:
Allocation of EBITDAre of noncontrolling interests	—	(1)
EBITDAre	$280	$291
Adjustments:
Net (gain) loss on sale of non-real estate assets	(2)	(1)
Acquisition, restructuring, and other	17	9
Technology transformation	5	3
(Gain) loss on property destruction	(24)	—
(Gain) loss on foreign currency exchange transactions, net	(16)	11
Stock-based compensation expense	40	5
(Gain) loss on extinguishment of debt	—	7
Non-real estate impairment	1	—
Allocation related to unconsolidated JVs	3	1
Allocation adjustments of noncontrolling interests	—	1
Adjusted EBITDA	$304	$327

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
FFO, Core FFO, and Adjusted FFO are used by management, investors, and industry analysts as supplemental measures of operating performance of equity REITs. FFO, Core FFO and Adjusted FFO should be evaluated along with GAAP net income and net income per diluted share (the most directly comparable GAAP measures) in evaluating our operating performance. FFO, Core FFO, and Adjusted FFO do not represent net income or cash flows from operating activities in accordance with GAAP and are not indicative of our results of operations or cash flows from operating activities as disclosed in our condensed consolidated financial statements included elsewhere in this Quarterly Report. FFO, Core FFO, and Adjusted FFO should be considered as supplements, but not alternatives, to our net income or cash flows from operating activities as indicators of our operating performance. Moreover, other REITs may not calculate FFO in accordance with the NAREIT definition or may interpret the NAREIT definition differently than we do. Accordingly, our FFO may not be comparable to FFO as calculated by other REITs. In addition, there is no industry definition of Core FFO or Adjusted FFO and, as a result, other REITs may also calculate Core FFO or Adjusted FFO, or other similarly-captioned metrics, in a manner different than we do.

The table below reconciles FFO, Core FFO, and Adjusted FFO to net income (loss), which is the most directly comparable financial measure calculated in accordance with GAAP, in each case for the three months ended March 31, 2025, and 2024.

	Three Months Ended March 31,
(in millions)	2025	2024
Net income (loss)	$—	$(48)
Adjustments:
Real estate depreciation	85	85
In-place lease intangible amortization	1	2
Real estate depreciation, (gain) loss on sale of real estate and real estate impairments on unconsolidated JVs	1	1
Allocation of noncontrolling interests	—	(1)
FFO	$87	$39
Adjustments:
Net (gain) loss on sale of non-real estate assets	(2)	(1)
Finance lease ROU asset amortization - real estate related	18	18
Non-real estate impairment	1	—
Acquisition, restructuring, and other	20	9
Technology transformation	5	3
(Gain) loss on property destruction	(24)	—
(Gain) loss on foreign currency transactions, net	(16)	11
(Gain) loss on extinguishment of debt	—	7
Core FFO	$89	$86
Adjustments:
Non-real estate depreciation and amortization	100	100
Finance lease ROU asset amortization - non-real estate	8	7
Amortization of deferred financing costs	3	6
Amortization of debt discount / premium	(1)	—
Deferred income taxes expense (benefit)	11	(23)
Straight line net operating rent	1	(2)
Stock-based compensation expense	40	5
Recurring maintenance capital expenditures	(32)	(30)
Allocation related to unconsolidated JVs	1	1
Allocation of noncontrolling interests	(1)	(2)
Adjusted FFO	$219	$148
Liquidity and Capital Resources
As of March 31, 2025, we had $195 million of cash and cash equivalents and $1.5 billion available under our Revolving Credit Facility (net of outstanding standby letters of credit in the amount of $64 million, which reduce availability). We currently expect that our principal sources of funding will include:
•current cash balances;
•cash flows from operations;
•our credit facilities; and
•other forms of debt financings and equity offerings.

Our liquidity requirements and capital commitments primarily consist of:
•operating activities and overall working capital;
•capital expenditures;
•development and acquisition activities;
•capital contributions;
•debt service obligations; and
•stockholder distributions.
As of March 31, 2025, we expect that our funding sources as noted above will be adequate to meet our short-term liquidity requirements and capital commitments for the next twelve months. For more information regarding our debt facilities, refer to Note 8, Debt in the condensed consolidated financial statements included in this Quarterly Report. We expect to utilize the same sources of capital we will rely on to meet our short-term liquidity requirements to also meet our long-term liquidity requirements, which include funding our operating activities, our debt service obligations and stockholder distributions, and our future development and acquisition activities.
Recently Announced Transactions
On April 1, 2025, we borrowed from our Revolving Credit Facility to purchase three warehouse campuses from Bellingham Cold Storage for $121 million.
On April 30, 2025, we announced an agreement to acquire four cold storage warehouses and other related assets from Tyson Foods for approximately $247 million in cash, which we intend to finance using cash on hand and our Revolving Credit Facility. The transaction is subject to customary closing conditions and is expected to close in the second quarter of 2025. Additionally, the transaction contains a closing condition that we enter into an agreement to design, build, and operate two fully automated cold storage warehouses, with Tyson Foods as the anchor customer, estimated to cost over $740 million, funded using a combination of the sources identified under “Liquidity and Capital Resources” above.
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
The board of directors of the Company declared a quarterly cash dividend of $0.5275 per share of common stock for the fourth quarter of 2024, which was paid on January 21, 2025. The board of directors of the Company also declared a quarterly cash dividend of $0.5275 per share of common stock for the first quarter of 2025. The dividend was payable to shareholders of record as of March 31, 2025 and was paid on April 21, 2025.

Outstanding Indebtedness
The following table summarizes our outstanding indebtedness as of March 31, 2025 (in millions):

As of March 31,
2025
Fixed rate	$2,156
Variable rate—unhedged	543
Variable rate—hedged	2,500
Total debt	$5,199

Percent of total debt:
Fixed rate	41.5%
Variable rate—unhedged	10.4%
Variable rate—hedged	48.1%
The variable rate debt shown above bears interest at interest rates based on various one-month rates of which SOFR is the most significant, depending on the respective agreement governing the debt, including our Revolving Credit Facility and Term Loan A. As of March 31, 2025, our debt had a weighted average term to maturity of approximately 3.5 years, assuming exercise of extension options.
For further information regarding outstanding indebtedness, please see Note 8, Debt in the condensed consolidated financial statements included in this Quarterly Report.
Senior Unsecured Notes
The following table provides details of outstanding Senior Unsecured Notes (balances in millions):

	Aggregate Principal Amount at Issuance		Maturity Date	Stated Interest Rate(1)	March 31, 2025
	Borrowing Currency	USD
Series A Senior Notes	$300	300	August 20, 2026	2.22%	$300
Series B Senior Notes	$375	375	August 20, 2028	2.52%	375
Series C Senior Notes	€128	137	August 20, 2026	0.89%	139
Series D Senior Notes	€251	269	August 20, 2031	1.26%	272
Series E Senior Notes	£145	183	August 20, 2026	1.98%	188
Series F Senior Notes	£130	164	August 20, 2028	2.13%	168
Series G Senior Notes	€80	86	August 20, 2027	3.33%	87
Series H Senior Notes	€110	118	August 20, 2029	3.54%	119
Series I Senior Notes	€50	54	August 20, 2032	3.74%	53
			Total Senior Unsecured Notes		$1,701
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
The note purchase agreements governing the Senior Unsecured Notes contain covenants that, among other things, limit our ability to incur additional debt, create liens against our assets, make acquisitions, pay dividends or distributions on our stock, repurchase our stock, merge or consolidate with another entity, transfer or sell assets, enter into transactions with affiliates, change our line of business, enter into negative pledges, and conduct activities that would result in us being subject to sanctions or violating sanctions. The note purchase agreements also require us to maintain a total leverage ratio, unsecured leverage ratio, secured leverage ratio, and fixed charge coverage ratio each quarter at the same levels as those set forth in the Revolving Credit and Term Loan Agreement. As of March 31, 2025, we were in compliance with our covenants under the note purchase agreements. The note purchase agreements governing the Senior Unsecured Notes also contain customary events of default, including defaults in the payment of principal, interest or fees, defaults in compliance with the covenants set forth in the note purchase agreements, cross-defaults to certain other indebtedness, and bankruptcy and other insolvency defaults.
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
Our credit loss expense related to customer receivables was $1 million and $1 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025 and December 31, 2024, we maintained allowances for uncollectible balances of $10 million and $10 million, respectively, which we believed to be adequate.

Maintenance Capital Expenditures and Repair and Maintenance Expenses
Lineage prides itself on maintaining its facilities, fleet, and railcars at a high standard. We regularly update long-range maintenance plans by asset to ensure that our assets maintain the high quality and operational efficiency that our customers expect from us.
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

The following table sets forth our recurring maintenance capital expenditures for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
	2025	2024
(in millions)
Global warehousing	$29	$20
Global integrated solutions	1	5
Information technology and other	2	5
Maintenance capital expenditures	$32	$30
Repair and Maintenance Expenses
Repair and maintenance expenses are incurred when assets need repair or replacement and do not qualify as capital expenditures. If the work does not materially extend the useful life of the asset or the asset value is less than a de minimis threshold, it would be recorded as an operating expense under repair and maintenance expenses. Examples include ordinary repairs on roofs, racking, refrigeration, and material handling equipment. Project-related expenses are excluded.
The following table sets forth our repair and maintenance expenses for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
	2025	2024
(in millions)
Global warehousing	$34	$33
Global integrated solutions	13	14
Repair and maintenance expenses	$47	$47
Integration Capital Expenditures
Integration capital expenditures are capitalized funds related to integrating acquired assets and businesses. Integration capital expenditures are one-time expenditures. These are typically acquisition-related costs, including maintenance on acquired assets that are beyond their useful life at the time of acquisition, rebranding expenditures, and information technology expenditures to standardize system usage across our business, and also include certain non-acquisition related costs, including safety and compliance projects to comply with any applicable policies, laws, or codes, such as installation of site security or a new fire suppression system, as well as freon-to-ammonia conversions.
The following table sets forth our integration capital expenditures for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
	2025	2024
(in millions)
Global warehousing	$8	$8
Information technology and other	4	9
Integration capital expenditures	$12	$17
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
The following table sets forth our external growth capital investments for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
	2025	2024
(in millions)
Acquisitions, including equity issued and net of cash acquired and adjustments (1)	$—	$59
Greenfield and expansion expenditures	37	36
Energy and economic return initiatives	16	22
Information technology transformation and growth initiatives	14	12
External growth capital investments	$67	$129
__________________
(1) Excludes buildings and land acquired through exercise of finance lease purchase options, where amount paid did not exceed the finance lease liability.
We completed one acquisition during the three months ended March 31, 2024. The greenfield and expansion expenditures related primarily to projects that remained under construction as of the respective period end, with a notable expansion at the Hobart, IN cold storage facility during the three months ended March 31, 2025 and the fully automated cold storage warehouse in Hazleton, PA during the three months ended March 31, 2024. Energy and economic return initiatives included corporate initiatives and smaller customer-driven growth projects. Information technology transformation and growth initiatives included spending on our patented LinOS technology.
Historical Cash Flows
The following summary discussion of our cash flows is based on the condensed consolidated statements of cash flows included in this Quarterly Report.

	Three Months Ended March 31,
	2025	2024
	(in millions)
Net cash provided by operating activities	$139	$105
Net cash used in investing activities	$(138)	$(202)
Net cash provided by financing activities	$21	$121

Operating Activities
For the three months ended March 31, 2025, our net cash provided by operating activities was $139 million, compared to $105 million for the three months ended March 31, 2024. The increase was primarily due to an decrease in net loss, most notably from lower interest expense, and non-cash items, offset by unfavorable changes in working capital, most significantly in accounts receivables and prepaid expenses. The change in non-cash items for the three months ended March 31, 2025 was primarily driven by the $40 million stock compensation, $8 million proceeds from insurance recoveries for business interruptions, and $24 million gain on Kennewick insurance proceeds.
Investing Activities
For the three months ended March 31, 2025, cash used in investing activities was $138 million. This was driven by $151 million in purchases of property, plant, and equipment, primarily for growth capital expenditures. This was partially offset by $17 million of insurance proceeds related to a fire which occurred at the Company’s warehouse in Kennewick, Washington in 2024 (see Note 16, Commitments and contingencies in our condensed consolidated financial statements included in this Quarterly Report for details). In addition, we invested $7 million in our equity method investee Emergent Cold LatAm Holdings, LLC.
For the three months ended March 31, 2024, cash used in investing activities was $202 million. This was driven by $147 million in purchases of property, plant, and equipment, primarily for growth capital expenditures. In addition, we invested $59 million in the acquisition of Entrepôt du Nord Inc and $5 million in Emergent Cold LatAm Holdings, LLC.
Financing Activities
Our net cash provided by financing activities was $21 million for the three months ended March 31, 2025. Cash provided by financing activities during 2025 was primarily driven by $184 million of net borrowings on revolving credit lines, which allowed us to repay $25 million of long-term debt and finance leases and pay $134 million of dividends and other distributions.
Our net cash provided by financing activities was $121 million for the three months ended March 31, 2024. Cash provided by financing activities during 2024 consisted primarily of $1,205 million of net borrowings on revolving credit lines. The inflows were offset by $891 million net for repayments of long-term debt and finance leases, $112 million for distributions, $44 million for financing fees, and $25 million for redemption of common stock.
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
There have been no material changes to our critical accounting policies and estimates as described in our 2024 Annual Report in Form 10-K.
New Accounting Pronouncements
Refer to Note 1 to our condensed consolidated financial statements included elsewhere in this Quarterly Report for more information regarding applicable new accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our future income and cash flows relevant to financial instruments are dependent upon prevalent market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates.
As of March 31, 2025, we had $2,962 million of variable-rate debt under our revolver and term loan agreements bearing interest at Adjusted Term SOFR of 4.5%, plus a margin of 92.5 basis points. We have entered into interest rate hedges to effectively lock in the floating rates on $2,500 million of our variable-rate debt at a weighted average rate of 1.40% plus a margin of 92.5 basis points. These hedges include swapping $1,000 million of borrowings under the Term Loan A to a weighted average fixed interest rate of 0.49% plus a margin of 92.5 basis points through 2025 and 2% caps (plus margin) totaling $1,500 million on other variable-rate debt that expire in January 2026. As a result, our exposure to changes in interest rates as of March 31, 2025 primarily consists of our $543 million of unhedged variable rate debt. As of March 31, 2025, one-month term and daily SOFR were approximately 4.4%, therefore a 100 basis point increase in market interest rates would result in an increase in interest expense to service our variable-rate debt of approximately $5 million on an annualized basis. A 100 basis point decrease in market interest rates would result in a decrease in interest of approximately $5 million on an annualized basis.
Foreign Currency Risk
We are exposed to foreign currency exchange variability related to investments in and earnings from our foreign subsidiaries, as the revenues and expenses of these subsidiaries are typically generated in the currencies of the countries in which they operate. Foreign currency market risk is the possibility that our results of operations or financial position could be better or worse than planned because of changes in foreign currency exchange rates. When the local currencies in these countries decline relative to our reporting currency, the U.S. dollar, our consolidated revenues, segment NOI margins, and net investment in properties and operations outside the United States decrease. The impact of currency fluctuations on our earnings is partially mitigated by the fact that most operating and other expenses are also incurred and paid in the local currency. The impact of devaluation or depreciating currency on an entity depends on the residual effect on the local economy and the ability of an entity to raise prices and/or reduce expenses. Due to our constantly changing currency exposure and the potential substantial volatility of currency exchange rates, we cannot predict the effect of exchange rate fluctuations on our business. As a result, changes in the relation of the currency of our international operations to U.S. dollars may also affect the book value of our assets and the amount of total equity. Such foreign currency exposure as of March 31, 2025 was not materially different from what we disclosed in our 2024 Annual Report in Form 10-K.
Gains or losses from translating the financial statements of our foreign subsidiaries are reflected in the Accumulated other comprehensive income (loss) component of equity within our condensed consolidated financial statements included in this Quarterly Report.
We enter into foreign currency derivative instruments to manage our exposure to fluctuations in exchange rates between the functional currencies of our subsidiaries and the currencies of the underlying cash flows. All derivatives are recognized on the condensed consolidated balance sheets at fair value.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on such evaluation, our CEO and CFO have concluded that our disclosures controls and procedures were effective as of March 31, 2025 at a reasonable assurance level. Such disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting identified during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

Part II - Other Information
Item 1. Legal Proceedings
The Company, from time to time and in the normal course of business, is party to various claims, lawsuits, arbitrations, and regulatory actions. In the opinion of management, we are not currently party to any legal proceedings that would have a material impact on our business, financial condition, or results of operations, nor is a property of the Company subject to any material pending legal proceedings. Refer to Note 16, Commitments and contingencies in the condensed consolidated financial statements included in this Quarterly Report for details of legal proceedings in which the Company is involved.
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in “Risk Factors” included in our 2024 Annual Report in Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
There were no share repurchases by us during the three months ended March 31, 2025.
Use of Proceeds
On July 26, 2024, our registration statement on Form S-11 (File No. 333-280470), as amended, was declared effective by the SEC. There has been no material change in the use of proceeds from our IPO as described in our prospectus dated July 24, 2024, filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on July 26, 2024. As of the date of this Quarterly Report on Form 10-Q, we have used all of the net proceeds from the IPO.
Unregistered Sales of Equity Securities
There were no sales of unregistered securities made by us during the three months ended March 31, 2025.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended March 31, 2025, as such terms are defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description
3.1	Articles of Amendment and Restatement of Lineage, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (File No. 333-280997), filed on July 25, 2024)
3.2	Amended and Restated Bylaws of Lineage, Inc. (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (File No. 333-280997), filed on July 25, 2024)
10.1†	Non-Employee Director Compensation Program
10.2†
Second Amended and Restated Employment Agreement by and between Lineage, Inc., Lineage Logistics Services, LLC, Lineage Logistics Holdings, LLC and Greg Lehmkuhl (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on April 21, 2025)

10.3†
Second Amended and Restated Employment Agreement by and between Lineage, Inc., Lineage Logistics Services, LLC, Lineage Logistics Holdings, LLC and Rob Crisci (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on April 21, 2025)

10.4†	Amended and Restated Lineage, Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on April 21, 2025)
10.5†	Form of 2025 Bonus Program Performance RSU Agreement (Amended and Restated 2024 Incentive Award Plan)
10.6†	Form of 2025 Performance LTIP Unit Agreement (Amended and Restated 2024 Incentive Award Plan)
10.7†	Form of 2025 Performance RSU Agreement (Amended and Restated 2024 Incentive Award Plan)
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2025 is formatted in iXBRL (“eXtensible Business Reporting Language”): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations and comprehensive income (loss), (iii) condensed consolidated statements of redeemable noncontrolling interests and equity, (iv) condensed consolidated statements of cash flows and (v) the notes to condensed consolidated financial statements.

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

Lineage, Inc.
(Registrant)

April 30, 2025	/s/ Abigail Fleming
Date	(Signature)
Abigail Fleming
Chief Accounting Officer