Form 10-Q
period 2025-06-30
Lineage, Inc.
filed 2025-08-06
CIK 1868159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of July 31, 2025, the registrant had outstanding 228,767,627 shares of common stock.

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
Forward-looking statements involve numerous risks and uncertainties, and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data, or methods that may be incorrect or imprecise, and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:
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
•the impact of any financial, accounting, legal, tax, or regulatory issues or litigation that may affect us; and
•additional factors discussed in the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in this Quarterly Report on Form 10-Q, any subsequent filings with the Securities and Exchange Commission, and in the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in our most recent Annual Report on Form 10-K.
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

Part I - Financial Information
Item 1. Financial Statements

LINEAGE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except par values)

	June 30,	December 31,
	2025	2024
	(Unaudited)
Assets
Current assets:
Cash, cash equivalents, and restricted cash	$82	$175
Accounts receivable, net	891	826
Inventories	174	187
Prepaid expenses and other current assets	201	97
Total current assets	1,348	1,285
Non-current assets:
Property, plant, and equipment, net	11,323	10,627
Finance lease right-of-use assets, net	1,143	1,254
Operating lease right-of-use assets, net	625	627
Equity method investments	133	124
Goodwill	3,505	3,338
Other intangible assets, net	1,150	1,127
Other assets	217	279
Total assets	$19,444	$18,661
Liabilities, Redeemable Noncontrolling Interests, and Equity
Current liabilities:
Accounts payable and accrued liabilities	$1,160	$1,220
Accrued dividends and distributions	135	134
Deferred revenue	83	83
Current portion of long-term debt, net	32	56
Total current liabilities	1,410	1,493
Non-current liabilities:
Long-term finance lease obligations	1,239	1,249
Long-term operating lease obligations	605	605
Deferred income tax liability	328	304
Long-term debt, net	5,735	4,906
Other long-term liabilities	461	410
Total liabilities	9,778	8,967
Commitments and contingencies (Note 17)
Redeemable noncontrolling interests	7	43
Stockholders’ equity:
Common stock, $0.01 par value per share – 500 authorized shares; 229 and 228 issued and outstanding at June 30, 2025 and December 31, 2024, respectively	2	2
Additional paid-in capital - common stock	10,817	10,764
Retained earnings (accumulated deficit)	(2,103)	(1,855)
Accumulated other comprehensive income (loss)	(79)	(273)
Total stockholders’ equity	8,637	8,638
Noncontrolling interests	1,022	1,013
Total equity	9,659	9,651
Total liabilities, redeemable noncontrolling interests, and equity	$19,444	$18,661
See accompanying notes to condensed consolidated financial statements.

LINEAGE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Unaudited)
Net revenues	$1,350	$1,338	$2,642	$2,666
Cost of operations	920	891	1,796	1,775
General and administrative expense	143	127	297	251
Depreciation expense	170	164	328	322
Amortization expense	54	55	108	108
Acquisition, transaction, and other expense	37	12	52	20
Restructuring, impairment, and (gain) loss on disposals	3	15	(18)	15
Total operating expense	1,327	1,264	2,563	2,491
Income from operations	23	74	79	175
Other income (expense):
Equity income (loss), net of tax	3	(1)	(1)	(3)
Gain (loss) on foreign currency transactions, net	26	2	42	(9)
Interest expense, net	(67)	(148)	(127)	(287)
Gain (loss) on extinguishment of debt	—	—	—	(7)
Other nonoperating income (expense), net	1	—	1	—
Total other income (expense), net	(37)	(147)	(85)	(306)
Net income (loss) before income taxes	(14)	(73)	(6)	(131)
Income tax expense (benefit)	(7)	7	1	(3)
Net income (loss)	(7)	(80)	(7)	(128)
Less: Net income (loss) attributable to noncontrolling interests	(1)	(12)	(1)	(20)
Net income (loss) attributable to Lineage, Inc.	(6)	(68)	(6)	(108)

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on foreign currency hedges and interest rate hedges	(14)	(13)	(31)	(10)
Foreign currency translation adjustments	184	(12)	248	(86)
Comprehensive income (loss)	163	(105)	210	(224)
Less: Comprehensive income (loss) attributable to noncontrolling interests	17	(15)	22	(31)
Comprehensive income (loss) attributable to Lineage, Inc.	$146	$(90)	$188	$(193)

Basic earnings (loss) per share	$(0.03)	$(0.46)	$(0.02)	$(0.73)
Diluted earnings (loss) per share	$(0.03)	$(0.46)	$(0.02)	$(0.73)

Weighted average common shares outstanding:
Basic	229	162	228	162
Diluted	229	162	228	162
See accompanying notes to condensed consolidated financial statements.

LINEAGE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY (Unaudited)
(in millions)

		Common Stock
	Redeemable noncontrolling interests	Number of shares	Amount at par value	Additional paid-in capital	Series A preferred stock	Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total equity
Balance as of December 31, 2023	$349	162	$2	$5,961	$1	$(879)	$(34)	$622	$5,673
Distributions	(1)	—	—	—	—	—	—	(12)	(12)
Stock-based compensation	—	—	—	3	—	—	—	2	5
Other comprehensive income (loss)	—	—	—	—	—	—	(63)	(8)	(71)
Redemption of redeemable noncontrolling interests	(6)	—	—	—	—	—	—	—	—
Redemption of common stock	—	—	—	(25)	—	—	—	—	(25)
Expiration of redemption option	(92)	—	—	65	—	—	—	27	92
Redeemable noncontrolling interest redemption value adjustment	6	—	—	(6)	—	—	—	—	(6)
Net income (loss)	—	—	—	—	—	(40)	—	(8)	(48)
Reallocation of noncontrolling interests	—	—	—	(7)	—	—	—	7	—
Balance as of March 31, 2024	256	162	2	5,991	1	(919)	(97)	630	5,608
Common stock issuances, net of equity raise costs	—	—	—	1	—	—	—	—	1
Distributions	—	—	—	—	—	—	—	(12)	(12)
Stock-based compensation	—	—	—	4	—	—	—	2	6
Other comprehensive income (loss)	—	—	—	—	—	—	(22)	(3)	(25)
Redeemable noncontrolling interest redemption value adjustment	4	—	—	(4)	—	—	—	—	(4)
Accretion of redeemable noncontrolling interests	2	—	—	(2)	—	—	—	—	(2)
Net income (loss)	—	—	—	—	—	(68)	—	(12)	(80)
Reallocation of noncontrolling interests	—	—	—	(9)	—	—	—	9	—
Balance as of June 30, 2024	$262	162	$2	$5,981	$1	$(987)	$(119)	$614	$5,492
See accompanying notes to condensed consolidated financial statements.

LINEAGE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY (Unaudited)
(in millions, except per share amounts)

		Common Stock
	Redeemable noncontrolling interests	Number of shares	Amount at par value	Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total equity
Balance as of December 31, 2024	$43	228	$2	$10,764	$(1,855)	$(273)	$1,013	$9,651
Dividends ($0.53 per common share) and other distributions ($0.53 per OP Unit and OPEU)	—	—	—	—	(121)	—	(14)	(135)
Stock-based compensation	—	—	—	19	—	—	21	40
Other comprehensive income (loss)	—	—	—	—	—	42	5	47
Redeemable noncontrolling interest redemption value adjustment	(2)	—	—	2	—	—	—	2
Net income (loss)	—	—	—	—	—	—	—	—
Reallocation of noncontrolling interests	—	—	—	6	—	—	(6)	—
Balance as of March 31, 2025	41	228	2	10,791	(1,976)	(231)	1,019	9,605
Dividends ($0.53 per common share) and other distributions ($0.53 per OP Unit and OPEU)	—	—	—	—	(121)	—	(13)	(134)
Stock-based compensation	—	1	—	22	—	—	7	29
Withholding of common stock for employee taxes	—	—	—	(10)	—	—	—	(10)
Other comprehensive income (loss)	—	—	—	—	—	152	18	170
Redemption of redeemable noncontrolling interests	(28)	—	—	—	—	—	—	—
Expiration of redemption option	(6)	—	—	—	—	—	6	6
Net income (loss)	—	—	—	—	(6)	—	(1)	(7)
Reallocation of noncontrolling interests	—	—	—	7	—	—	(7)	—
OP Units reclassification	—	—	—	7	—	—	(7)	—
Balance as of June 30, 2025	$7	229	$2	$10,817	$(2,103)	$(79)	$1,022	$9,659
See accompanying notes to condensed consolidated financial statements.

LINEAGE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Six Months Ended June 30,
	2025	2024
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(7)	$(128)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for credit losses	2	2
Impairment of long-lived and intangible assets	1	29
Gain on insurance recovery	(40)	(23)
Depreciation and amortization	436	430
(Gain) loss on extinguishment of debt, net	—	7
Amortization of deferred financing costs, discount, and above/below market debt	5	12
Stock-based compensation	69	11
(Gain) loss on foreign currency transactions, net	(42)	9
Deferred income tax	(9)	(24)
Put Options fair value adjustment	28	—
Other operating activities	1	10
Changes in operating assets and liabilities (excluding effects of acquisitions):
Accounts receivable	(36)	(18)
Prepaid expenses, other assets, and other long-term liabilities	(24)	(24)
Inventories	15	(3)
Accounts payable and accrued liabilities and deferred revenue	(6)	(37)
Right-of-use assets and lease obligations	4	7
Net cash provided by operating activities	397	260
Cash flows from investing activities:
Acquisitions, net of cash acquired	(439)	(73)
Purchase of property, plant, and equipment	(314)	(333)
Proceeds from sale of assets	6	5
Proceeds from insurance recovery on impaired long-lived assets	38	—
Investments in Emergent Cold LatAm Holdings, LLC	(7)	(13)
Proceeds from repayment of notes by related parties	—	15
Other investing activity	(2)	1
Net cash used in investing activities	(718)	(398)
Cash flows from financing activities:
Dividends and other distributions	(268)	(123)
Redemption of redeemable noncontrolling interests	(28)	(6)
Repurchase of common shares for employee income taxes on stock-based compensation	(10)	—
Financing fees	(5)	(44)
Proceeds from long-term debt, net of discount	495	2,481
Repayments of long-term debt and finance leases	(156)	(3,341)
Payment of deferred and contingent consideration liabilities	(3)	(16)
Borrowings on revolving line of credit	1,442	2,358
Repayments on revolving line of credit	(1,238)	(1,127)
Redemption of common stock	—	(25)
Other financing activity	(3)	(13)
Net cash provided by financing activities	226	144
Impact of foreign exchange rates on cash, cash equivalents, and restricted cash	2	(1)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(93)	5
Cash, cash equivalents, and restricted cash at the beginning of the period	175	71
Cash, cash equivalents, and restricted cash at the end of the period	$82	$76

LINEAGE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Six Months Ended June 30,
	2025	2024
	(Unaudited)
Supplemental disclosures of cash flow information:
Cash paid for taxes, net of refunds	$15	$28
Cash paid for interest, net of capitalized interest	$153	$319
Noncash activities:
Purchases of property, plant, and equipment in Accounts payable and accrued liabilities	$83	$87
Accrued dividends, distributions, and dividend equivalents	$136	$11
Assets acquired through exercise of a purchase option in a finance lease	$96	$—
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
Lineage, Inc. together with its subsidiaries (individually or collectively as the context requires, the “Company”) is a global temperature-controlled warehouse real estate investment trust (“REIT”) with a modern and strategically located network of temperature-controlled warehouses. The Company offers a broad range of essential warehousing services and integrated solutions for a variety of customers with complex requirements in the food supply chain. The Company's primary business is temperature-controlled warehousing, and the Company owns and operates the majority of its facilities. The Company provides customers with storage space, as well as handling and other warehousing services. The Company may rent to a customer an entire warehouse, a set amount of reserved space in a warehouse for a set term, or non-exclusive space in a warehouse pursuant to a storage agreement. In addition, the Company operates several critical and value-add temperature-controlled business lines within its integrated solutions business, including, among others, transportation and refrigerated rail car leasing. Lineage Logistics Holdings, LLC (“LLH”) is the Company’s principal operating subsidiary. Bay Grove Management Company, LLC (“Bay Grove Management”), an affiliate of Bay Grove Capital, LLC (“Bay Grove Capital”), provides LLH operating support pursuant to a transition services agreement. As of the date of these financial statements, the majority of the outstanding common shares of the Company were held by BG Lineage Holdings, LLC, a Delaware limited liability company. The Company is the general partner of Lineage OP, LP, formerly known as Lineage OP, LLC (“Lineage OP” or the “Operating Partnership”) and owns a controlling financial interest in Lineage OP.
(b)Basis of presentation and principles of consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with the accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements include all adjustments, which consist of normal, recurring adjustments and transactions or events discretely impacting the interim periods, considered necessary for a fair statement of the financial position, results of operations, and cash flows of the Company. Certain prior period amounts have been reclassified to conform to current period presentation. The accompanying condensed consolidated financial statements include the accounts of Lineage, Inc. consolidated with the accounts of all subsidiaries and affiliates in which the Company holds a controlling financial interest as of the financial statement date. The operating results for the interim periods ended June 30, 2025 and 2024 are not necessarily indicative of results for the full year and should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in its Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Annual Report”).
The Company consolidates a voting interest entity (“VOE”) in which it has a controlling financial interest and a variable interest entity (“VIE”) if it possesses both the power to direct the activities of the VIE that most significantly affect its economic performance, and (a) is obligated to absorb the losses that could be significant to the VIE or (b) holds the right to receive benefits from the VIE that could be significant to the VIE. As of June 30, 2025 and December 31, 2024, the Company did not have any VIEs.
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

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
(d)Restricted cash
The Company has classified certain cash balances as restricted cash pursuant to workers’ compensation insurance policies and debt agreements. As of June 30, 2025 and December 31, 2024, restricted cash was $1 million and $2 million, respectively, and is presented in Cash, cash equivalents, and restricted cash in the condensed consolidated balance sheets.
(e)Accounts receivable
Accounts receivable are recorded at the invoiced amount and are stated net of estimated allowances for credit losses. The Company’s allowance for credit losses was $10 million as of both June 30, 2025 and December 31, 2024.
(f)Investments in partially owned nonconsolidated entities
The Company accounts for its investments in partially owned entities where the Company does not have a controlling interest but has significant influence using the equity method of accounting, under which the net income of the entity is recognized in income and presented in Equity method investments in the condensed consolidated balance sheets. Allocations of profits and losses are made per the terms of the organizational documents. The Company’s ownership percentages in such entities range from 8.8% to 50.0%.
The Company has committed to invest up to a total of $108 million in its equity method investment Emergent Cold LatAm Holdings, LLC (“LatAm”). The Company has invested a total of $97 million as of June 30, 2025, of which the Company invested $7 million during the six months ended June 30, 2025, and $8 million and $13 million during the three and six months ended June 30, 2024, respectively. No amounts were invested during the three months ended June 30, 2025. The Company has an option to purchase the remaining equity interests in LatAm during a period beginning on the third anniversary and expiring on the sixth anniversary of its initial investment date, which was July 2021. As of June 30, 2025, the Company has not exercised this option.
The Company has interests in partially owned entities where the Company does not have a controlling interest or significant influence. These investments do not have readily determinable fair values, and the Company has elected the measurement alternative to measure these investments at cost less impairment, adjusted by observable price changes, with any fair value changes recognized in earnings. Refer to Note 12, Fair value measurements for additional information. As of June 30, 2025 and December 31, 2024, the carrying amount of these investments was $32 million and $29 million, respectively, and is presented in Other assets in the condensed consolidated balance sheets.
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
In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity. This ASU provides updated guidance on identifying the accounting acquirer when a business combination involves a variable interest entity that also meets the definition of a business, and the transaction is affected primarily by exchanging equity interests. The updates in this ASU are effective for all entities for annual reporting periods beginning after December 15, 2026 and interim reporting periods within those annual reporting periods. The Company does not expect this ASU to have a material impact on its consolidated financial statements.
In May 2025, the FASB issued ASU 2025-04, Compensation—Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Clarifications to Share-Based Consideration Payable to a Customer. This ASU clarifies how to account for share-based payments under ASC 606 and ASC 718. The ASU is effective for all entities for annual reporting periods beginning after December 15, 2026 and interim reporting periods within those annual reporting periods. The Company does not expect this ASU to have a material impact on its consolidated financial statements.
(2)Capital structure and noncontrolling interests
Lineage, Inc. capital structure
(a)Common Stock
Lineage, Inc. has one class of common stock. Each share of common stock entitles the holder to one vote on matters submitted to a vote of the shareholders. Holders of common stock have the right to receive any dividend declared by the Company.
Lineage, Inc. is authorized to issue up to 500,000,000 common shares with a par value of $0.01 per share. As of June 30, 2025 and December 31, 2024, there were 228,717,652 and 228,191,656 common shares issued and outstanding, respectively.
During the six months ended June 30, 2024, the Company repurchased shares of its common stock as authorized by its Board of Directors (“Board”). No shares were repurchased during the three and six months ended June 30, 2025 or during the three months ended June 30, 2024. Any repurchased shares are constructively retired and returned to an unissued status. The following table provides the number of shares repurchased, average price paid per share, and total amount paid for share repurchases for the six months ended June 30, 2024, excluding repurchases related to the withholding of common stock for employee taxes related to vested stock-based compensation arrangements described below:

Total number of shares repurchased	254,680
Average price paid per share	$98.37
Total consideration paid for share repurchases (in millions)	$25

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
Operating Partnership capital structure
The Operating Partnership’s capital structure as of June 30, 2025 and December 31, 2024 was as follows:

	June 30, 2025	December 31, 2024
Partnership common units owned by Lineage, Inc.	228,717,652	228,191,656
Partnership common units owned by Non-Company LPs	789,649	984,089
Legacy Class A OP Units and Legacy Class B OP Units owned by Non-Company LPs	21,029,599	20,929,599
Redeemable Legacy Class A OP Units owned by Non-Company LPs	—	319,006
LTIP Units held by Non-Company LPs	3,611,143	2,995,153
Total	254,148,043	253,419,503
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
(b)Noncontrolling Interest in Operating Partnership - Partnership common units
Partnership common units include all Operating Partnership capital interests not designated as another class of units in the Operating Partnership’s Agreement of Limited Partnership (the “Operating Partnership Agreement”). Lineage, Inc. holds all partnership common units with the exception of those held by Non-Company LPs. Partnership common units held by Non-Company LPs represent a noncontrolling interest in the Operating Partnership and are included in Noncontrolling interests in the condensed consolidated balance sheets and condensed consolidated statements of redeemable noncontrolling interests and equity. 194,440 partnership common units held by Non-Company LPs were exchanged for an equivalent number of shares of Lineage, Inc. common stock during the three and six months ended June 30, 2025.
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
BG Cold received a total of $12 million and $23 million in Advance Distributions during the three and six months ended June 30, 2024, respectively. Advance Distributions were only payable for the period through the date of the IPO.
Legacy OP Units are generally not redeemable for cash or other consideration but can be reclassified into an equal number of partnership common units at any time at the discretion of BG Lineage Holdings LHR, LLC, which serves as the representative of all Legacy OP Units. No Legacy OP Units were reclassified into partnership common units during the six months ended June 30, 2025.
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
(e)Redeemable Noncontrolling Interests - Operating Partnership Units
Certain Operating Partnership units held by Non-Company LPs are redeemable at the greater of a fixed redemption amount or fair value if certain liquidation events do not occur. Each reporting period, the Company accretes the changes in the redemption value of the redeemable noncontrolling interest over the period of issuance to the earliest redemption date and records an adjustment if the accreted redemption value is greater than the ASC 810 carrying value. The Company’s adjustments are recorded to Additional paid-in capital - common stock in the condensed consolidated balance sheets and condensed consolidated statements of redeemable noncontrolling interests and equity because the Company is in an accumulated deficit position. These adjustments to equity are not a component of net income (loss), however, they are accounted for in the Company’s calculations of earnings (loss) per share (“EPS”) as disclosed in Note 19, Earnings (loss) per share.
In connection with the acquisition of MTC Logistics Holdings, LLC and certain real property (together with its subsidiaries, “MTC Logistics”) in 2022, the Company issued 319,006 Class A Units of the Operating Partnership with special redemption rights to the sellers of MTC Logistics. In connection with the IPO, the units were reclassified into Legacy Class A-4 OP units with similar redemption rights. These redemption rights, which had to be exercised between March 1, 2025 and April 15, 2025, allowed such holders of Legacy Class A-4 OP units to (1) redeem any or all of the Legacy Class A-4 OP units at a guaranteed floor or (2) receive a one-time top-up paid in cash or through the issuance of new Legacy Class A-4 OP units (or any combination of cash and units) in the amount by which the guaranteed minimum value exceeds the fair market value of the Legacy Class A-4 OP units (after adjusting for prior distributions on the Legacy Class A-4 OP units).

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
The holder of these units notified the Company of its intent to exercise its redemption rights for 219,006 units in exchange for total cash proceeds of $23 million and waive its redemption rights for the remaining 100,000 units, with a one-time top-up of $5 million paid in cash in relation to these remaining units. The holder’s election became irrevocable on April 15, 2025. As such, during the three months ended June 30, 2025, the Company repurchased 219,006 units of redeemable noncontrolling interest, paying $28 million to the holder, and reclassified the remaining 100,000 units to noncontrolling interests in the Operating Partnership.
In connection with the acquisition of Cherry Hill Joliet, LLC, 279 Marquette Drive, LLC, Joliet Cold Storage, LLC, and Bolingbrook Cold Storage, LLC (collectively, “JCS”) in 2021, the Company issued 941,176 Class A units of the Operating Partnership with special redemption rights to the sellers of JCS. On February 1, 2024, one of the holders of these units elected to exercise their redemption rights for 61,593 units in exchange for total proceeds of $6 million. As a result of the partial redemption, BG Cold received a distribution of $1 million in respect of Founders Equity Share. The holders waived their redemption rights for their remaining 879,583 units, and the units remained outstanding, which resulted in a reclassification of the redeemable noncontrolling interest to noncontrolling interest in the Operating Partnership. The difference between the carrying value of the redeemable noncontrolling interest and the ASC 810 carrying value for the remaining noncontrolling interest was recognized in Additional paid-in capital - common stock in the condensed consolidated statements of redeemable noncontrolling interests and equity for the six months ended June 30, 2024.
LLH Capital Structure
The Operating Partnership owns substantially all outstanding equity interests of LLH except for those held by BG Maverick. Prior to the IPO and Formation Transactions, LLH MGMT Profits, LLC (“LLH MGMT”) and LLH MGMT Profits II, LLC (“LLH MGMT II”) also held equity interests in LLH. The equity interests held by BG Maverick, LLH MGMT, and LLH MGMT II are accounted for as Noncontrolling interests in the condensed consolidated balance sheets and condensed consolidated statements of redeemable noncontrolling interests and equity.
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
As of June 30, 2025, there were 1,461,148 OPEUs outstanding, which represents 0.6% ownership in LLH.
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

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
(g)Noncontrolling Interests in Other Consolidated Subsidiaries
Noncontrolling interests in Other Consolidated Subsidiaries include entities other than the Operating Partnership in which the Company has a controlling interest but which are not wholly owned by the Company. Third parties own the following interests in the below Other Consolidated Subsidiaries:

	June 30, 2025	December 31, 2024
Cool Port Oakland Holdings, LLC	13.3%	13.3%
Lineage Jiuheng Logistics (HK) Group Company Ltd.	40.0%	40.0%
Kloosterboer BLG Coldstore GmbH	49.0%	49.0%
Turvo India Pvt. Ltd.	1.0%	1.0%
In addition to the third-party interests detailed above, Noncontrolling interests in Other Consolidated Subsidiaries also include Series A Preferred shares issued by each of the Company’s REIT subsidiaries to third-party investors. The Company’s REIT subsidiaries had an aggregate amount of 373 Series A Preferred shares held by third parties outstanding as of both June 30, 2025 and December 31, 2024.
(h)Convertible Redeemable Noncontrolling Interests - Kloosterboer Preference Shares
In 2021, the Company issued non-voting preferred equity instruments (“Preference Shares”) to the seller (the “Co-Investor”) in connection with the Company’s acquisition of Kloosterboer Group B.V. and its subsidiaries (“Kloosterboer”). As of both June 30, 2025 and December 31, 2024, there were 2,214,553 Preference Shares outstanding. Upon completion of the IPO, the Preference Shares were reclassified in the condensed consolidated balance sheets from Redeemable noncontrolling interests to Other long-term liabilities based on the fair value of the liability at the time of reclassification. See Note 14, Other long-term liabilities for their carrying value. During the three and six months ended June 30, 2024, the Company recorded net redeemable noncontrolling interest adjustments, representing the effect of foreign currency on the carrying amount and accrued dividends payable.
(i)Redeemable Noncontrolling Interests - Operating Subsidiaries
In August 2023, the Company acquired a 75.0% ownership in Ha Noi Steel Pipe Joint Stock Company (“SK Logistics”). On each of September 30, 2025 and September 30, 2026, the noncontrolling shareholders have the right to sell the remaining 25.0% of SK Logistics to the Company at a formulaic price based on certain financial metrics of SK Logistics in the preceding calendar year. This right expires, if not exercised, on September 30, 2026.
The noncontrolling shareholders’ interests in SK Logistics are presented within Redeemable noncontrolling interests in the condensed consolidated balance sheets and condensed consolidated statements of redeemable noncontrolling interests and equity. The Company accretes the changes in the redemption value of the redeemable noncontrolling interests over the period of issuance to the earliest redemption date and, if necessary, records an adjustment to the redeemable noncontrolling interests. The Company’s adjustments are recorded to Additional paid-in capital - common stock in the condensed consolidated balance sheets and condensed consolidated statements of redeemable noncontrolling interests and equity. In accordance with ASC 810, the value is adjusted to reflect the lower of the redemption value or the ASC 810 value, which represents the floor. During six months ended June 30, 2025, previously recorded accretion of $4 million was reversed to reflect a decline in redemption value to its ASC 810 value.

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
Below is a summary of all activity for the Company’s redeemable noncontrolling interests, which are discussed in further detail above.

(in millions)	Redeemable Noncontrolling Interests - Operating Partnership Units	Convertible Redeemable Noncontrolling Interests - Preference Shares	Redeemable Noncontrolling Interest - Operating Subsidiaries	Total Redeemable Noncontrolling Interests
Balance as of December 31, 2023	$120	$221	$8	$349
Distributions	(1)	—	—	(1)
Redemption of redeemable noncontrolling interests	(6)	—	—	(6)
Expiration of redemption option	(92)	—	—	(92)
Redeemable noncontrolling interest redemption value adjustment	6	—	—	6
Balance as of March 31, 2024	27	221	8	256
Redeemable noncontrolling interest redemption value adjustment	—	4	—	4
Accretion of redeemable noncontrolling interests	1	—	1	2
Balance as of June 30, 2024	$28	$225	$9	$262

(in millions)	Redeemable Noncontrolling Interests - Operating Partnership Units	Convertible Redeemable Noncontrolling Interests - Preference Shares	Redeemable Noncontrolling Interest - Operating Subsidiaries	Total Redeemable Noncontrolling Interests
Balance as of December 31, 2024	$32	$—	$11	$43
Redeemable noncontrolling interest redemption value adjustment	2	—	(4)	(2)
Balance as of March 31, 2025	34	—	7	41
Redemption of redeemable noncontrolling interests	(28)	—	—	(28)
Expiration of redemption option	(6)	—	—	(6)
Balance as of June 30, 2025	$—	$—	$7	$7

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
Below is a summary of all activity for the Company’s noncontrolling interests, which are discussed in further detail above.

(in millions)	Operating Partnership Units	Noncontrolling Interests in Other Consolidated Subsidiaries	Management Profits Interests Class C Units	Total Noncontrolling Interests
Balance as of December 31, 2023	$598	$15	$9	$622
Distributions	(11)	(1)	—	(12)
Stock-based compensation	—	—	2	2
Other comprehensive income (loss)	(8)	—	—	(8)
Expiration of redemption option	27	—	—	27
Net income (loss)	(5)	1	(4)	(8)
Reallocation of noncontrolling interests	7	—	—	7
Balance as of March 31, 2024	608	15	7	630
Distributions	(12)	—	—	(12)
Stock-based compensation	—	—	2	2
Other comprehensive income (loss)	(3)	—	—	(3)
Net income (loss)	(8)	—	(4)	(12)
Reallocation of noncontrolling interests	9	—	—	9
Balance as of June 30, 2024	$594	$15	$5	$614

(in millions)	Operating Partnership Units	Noncontrolling Interests in Other Consolidated Subsidiaries	Noncontrolling Interest in Other Consolidated Subsidiaries - OPEU	Total Noncontrolling Interests
Balance as of December 31, 2024	$944	$14	$55	$1,013
Distributions	(13)	—	(1)	(14)
Stock-based compensation	21	—	—	21
Other comprehensive income (loss)	5	—	—	5
Reallocation of noncontrolling interests	(6)	—	—	(6)
Balance as of March 31, 2025	951	14	54	1,019
Distributions	(12)	—	(1)	(13)
Stock-based compensation	7	—	—	7
Other comprehensive income (loss)	17	—	1	18
Expiration of redemption option	6	—	—	6
Net income (loss)	(1)	—	—	(1)
Reallocation of noncontrolling interests	(7)	—	—	(7)
OP Units reclassification	(7)	—	—	(7)
Balance as of June 30, 2025	$954	$14	$54	$1,022
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

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
Dividends and Distributions
The following table summarizes dividends declared to common stockholders during the current period and dividends accrued as of December 31, 2024.

Quarter Ended	Record Date	Payment Date	Dividend per Common Share	Dividend Payment (in millions)
December 31, 2024	December 31, 2024	January 21, 2025	$0.5275	$120
March 31, 2025	March 31, 2025	April 21, 2025	$0.5275	$120
June 30, 2025	June 30, 2025	July 21, 2025	$0.5275	$121
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
In the condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024, all unpaid dividend and distribution amounts which will be paid within one year are included in Accrued dividends and distributions, and all unpaid dividend and distribution amounts which will be paid in more than one year are included within Other long-term liabilities. The only amounts which will be payable in more than one year are those payable with respect to dividend equivalents for RSUs which vest in more than one year.
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

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
A summary of the outstanding Put Options, by Put Option Exercise Window, as of June 30, 2025 is as follows:

(in millions, except number of shares)	Shares subject to Put Option	Intrinsic Value	Maximum Redemption Value
June 1, 2025 to June 6, 2025	616,022	$50	$78
September 1, 2025 to September 8, 2025	1,058,328	78	125
October 3, 2025 to October 10, 2025	111,713	14	18
Total	1,786,063	$142	$221
In the table above, intrinsic value represents the amount that would be paid as of June 30, 2025 to settle the Put Option. Intrinsic value represents the excess of the contractual guaranteed minimum price over the fair market value of the Company’s common shares, each as defined in the put option agreement. The maximum redemption value represents the maximum amount that the Company could be required to pay to redeem the associated shares, assuming the Company’s common shares had a fair value of $0.
The Company calculates the fair value of the Put Options utilizing a Monte Carlo simulation to estimate the ultimate Company obligation during the Put Option Exercise Window. For each simulated path, the market price of the shares of the Company’s common stock relative to the contractual guaranteed minimum price is estimated during the Put Option Exercise Window, which determines the Company’s obligation under each Put Option. The fair value of the Put Options is the average discounted obligation across all simulation paths. The Company remeasures this liability at fair value on a recurring basis, and adjustments to the fair value are recorded within Acquisition, transaction, and other expense in the condensed consolidated statements of operations and comprehensive income (loss). The following table includes a rollforward of the Put Options classified as Level 3 in the fair value hierarchy.

(in millions)	Put Options
Balance as of December 31, 2024	$107
Fair value adjustments	2
Balance as of March 31, 2025	109
Fair value adjustments	26
Unrealized foreign currency translation adjustment	7
Reclassification out of Level 3	(50)
Balance as of June 30, 2025	$92
During the three months ended June 30, 2025, a Put Option with an Exercise Window of June 1, 2025 to June 6, 2025 was exercised. As such, the related liability was reclassified out of Level 3 fair value hierarchy to Level 1, as it is based on known inputs, including the market price of the shares of the Company’s common stock. This Put Option settled on August 5, 2025. As a result of the settlement, the Company made a cash payment of $78 million, $50 million of which represents the excess of the repurchase proceeds over the fair market value of the Company’s common shares and is a reduction to the Put Option liability.

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
(3)Revenue
The following table disaggregates the Company’s net revenues by major stream and reportable segment.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Warehousing operations	$855	$866	$1,698	$1,738
Warehouse lease revenues	83	69	151	136
Managed services	27	26	54	51
Other	5	5	11	10
Total Global Warehousing	970	966	1,914	1,935

Transportation	198	205	386	409
Food sales	61	60	105	108
Redistribution revenues	59	51	113	99
E-commerce and other	44	38	87	78
Railcar lease revenues	18	18	37	37
Total Global Integrated Solutions	380	372	728	731
Total net revenues	$1,350	$1,338	$2,642	$2,666
The Company has no material warranties or obligations for allowances, refunds, or other similar obligations. As a practical expedient, the Company does not assess whether a contract has a significant financing component, as the period between the transfer of service to the customer and the receipt of customer payment is less than a year.
As of June 30, 2025, the Company had $1,203 million of remaining unsatisfied performance obligations from contracts with customers subject to a non-cancellable term and within contracts that have an original expected duration exceeding one year. These obligations also do not include variable consideration beyond the non-cancellable term, which, due to the inability to quantify by estimate, is fully constrained. The Company expects to recognize 19.2% of these remaining performance obligations as revenue over the next 12 months and the remaining 80.8% to be recognized over a weighted average period of 9.2 years through 2043.
Accounts receivable balances related to contracts with customers were $775 million and $719 million as of June 30, 2025 and December 31, 2024, respectively.
Deferred revenue balances related to contracts with customers were $81 million as of both June 30, 2025 and December 31, 2024. Substantially all revenue that was included in the deferred revenue balance at the beginning of 2025 has been recognized as of June 30, 2025 and represents revenue from the satisfaction of storage and handling services billed in advance.
(4)Business combinations and asset acquisitions
2025 Business Combinations
The following acquisitions took place during the six months ended June 30, 2025. The initial accounting for these business combinations has been completed on a preliminary basis. The primary areas of acquisition accounting that are not yet finalized relate to the valuation of all acquired real estate assets, intangible assets, and related income tax assets and liabilities and opening net working capital. The Company’s estimates and assumptions are subject to change during the measurement period, not to exceed one year from the acquisition date, and actual values may materially differ from the preliminary estimates. The Company’s condensed consolidated statements of operations and comprehensive income (loss), redeemable noncontrolling interests and equity, and cash flows include the results of operations for these acquired businesses since the date of acquisition, which were not material. Pro forma results of operations have not been presented

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
because those effects of 2025 acquisitions, individually and in the aggregate, were not material to the Company’s consolidated results of operations.
The following table summarizes the total consideration and the estimated fair value of the assets acquired and liabilities assumed for business combinations made by the Company in the current period, inclusive of any measurement period adjustments.

(in millions)	Bellingham Cold Storage	Other
Fair value of consideration transferred
Cash consideration (1)	$118	$60
Total consideration	$118	$60

Recognized amounts of identifiable assets acquired and liabilities assumed
Cash and cash equivalents	$6	$1
Accounts receivable, net, prepaid expenses, and other current assets	3	1
Property, plant, and equipment	102	47
Right-of-use assets and other non-current assets	10	1
Customer relationships (included in other intangible assets)	11	5
Accounts payable, accrued liabilities, and other current liabilities	(5)	(1)
Lease obligations and other non-current liabilities	(11)	—
Deferred income tax liabilities	—	(3)
Total identified net assets	$116	$51

Goodwill	$2	$9

(1) Cash consideration includes an estimated favorable adjustment for closing net working capital which had not yet been paid out to the Company as of June 30, 2025, offset by contingent consideration, which was immaterial.

(a)Bellingham Cold Storage
On April 1, 2025, the Company purchased three warehouse campuses of Bellingham Cold Storage (“BCS”) through an asset purchase agreement. BCS is a leading provider of temperature-controlled warehousing and logistics solutions. The acquisition of the BCS assets allows the Company to expand its warehousing network in the Pacific Northwest and adds a footprint at the Port of Bellingham.
The goodwill associated with this acquisition is primarily attributable to the synergies and strategic benefits of strengthening the Company’s warehousing network offerings in the region and was allocated to the Company’s Global Warehousing segment. The goodwill for income tax purposes is immaterial.
(b)Other
During the six months ended June 30, 2025, the Company completed other business combinations to expand the Company’s growth and strengthen the Company’s warehousing network in Canada and Norway. The goodwill associated with these acquisitions is primarily attributable to the synergies and strategic benefits provided by the expansion of the Company’s offerings in those regions and was allocated to the Company’s Global Warehousing segment.

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
2025 Real Estate Acquisitions
(a)Houston, Texas purchase option
On September 27, 2024, the Company provided notice to the lessor of its intention to exercise a purchase option contained in the lease agreement. The purchase option was executed in April 2025 for $90 million.
(b)Tyson Foods
In April 2025, the Company entered into an agreement to acquire four cold storage warehouses and other related assets from Tyson Foods for $256 million in cash, which closed on June 2, 2025. Additionally, concurrently with the closing of this transaction, the Company entered into an agreement to design, build, and operate two fully automated cold storage warehouses, with Tyson Foods as the anchor customer. The Company expects to incur costs of at least $740 million to construct these new warehouses.
Updates Relating to Prior Period Acquisitions
(a)On August 2, 2022, the Company acquired all the outstanding equity interests of VersaCold GP Inc., 1309266 BC ULC and VersaCold Acquireco, L.P. and its subsidiaries, including the operating entity VersaCold Logistics Services (collectively “VersaCold”). Included in cash consideration transferred was a liability assumed by the Company to be paid to the Canadian Revenue Agency (“CRA”) on behalf of the sellers. The Company paid $11 million to the CRA during the three months ended June 30, 2024. The amount owed to the CRA was $4 million as of June 30, 2025 and December 31, 2024.
(5)Property, plant, and equipment
Property, plant, and equipment, net consists of the following:

(in millions)	June 30, 2025	December 31, 2024	Estimated Useful Life (Years)
Buildings, building improvements, and refrigeration equipment	$9,414	$8,759	1 — 40
Land and land improvements	1,661	1,530	15 — Indefinite
Machinery and equipment	1,669	1,578	5 — 20
Railcars	549	549	7 — 50
Furniture, fixtures, equipment, and software	734	669	1 — 7
Gross property, plant, and equipment	14,027	13,085
Less accumulated depreciation	(3,223)	(2,854)
Construction in progress	519	396
Property, plant, and equipment, net	$11,323	$10,627
For the six months ended June 30, 2025, the Company recorded impairment charges of $1 million. No impairment charges were recorded for the three months ended June 30, 2025. For the three and six months ended June 30, 2024, the Company recorded impairment charges of $29 million, $24 million of which was related to losses from the warehouse fire in Kennewick, Washington (refer to Note 17, Commitments and contingencies for details). Impairment charges are included in Restructuring, impairment, and (gain) loss on disposals in the condensed consolidated statements of operations and comprehensive income (loss).

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
(6)Goodwill and other intangible assets, net
Changes in the carrying amount of goodwill for each reportable segment for the six months ended June 30, 2025 are as follows:

(in millions)	Global Warehousing	Global Integrated Solutions	Total
Balance as of December 31, 2024	$2,704	$634	$3,338
Goodwill acquired	11	—	11
Measurement period adjustments (1)	1	—	1
Foreign currency translation and other	134	21	155
Balance as of June 30, 2025	$2,850	$655	$3,505

(1) Primarily related to ColdPoint Logistics Warehouse, LLC and ColdPoint Logistics Real Estate, LLC (collectively referred to as “ColdPoint Logistics”).
The following are the Company’s total other intangible assets as of:

	June 30, 2025			December 31, 2024
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Life (Years)
Customer relationships	$1,512	$(465)	$1,047	$1,445	$(418)	$1,027	5 - 28
In-place leases	88	(21)	67	89	(21)	68	4 - 31
Technology	32	(10)	22	32	(8)	24	10
Trade names	9	(7)	2	9	(7)	2	1 - 15
Other	28	(16)	12	18	(12)	6	3 - 17
Other intangible assets	$1,669	$(519)	$1,150	$1,593	$(466)	$1,127
During the three and six months ended June 30, 2025, the Company derecognized fully-amortized intangible assets and the associated accumulated amortization totaling $9 million and $21 million, respectively. During the three and six months ended June 30, 2024, the Company derecognized fully-amortized intangible assets and associated accumulated amortization totaling $5 million and $20 million, respectively.
Customer relationships and other intangible assets acquired during the six months ended June 30, 2025 have a weighted-average amortization period of 10 years and 3 years, respectively.
(7)Prepaid expenses and other current assets

(in millions)	June 30, 2025	December 31, 2024
Prepaid expenses	$99	$58
Current interest rate derivative assets	36	—
Other current assets	66	39
Prepaid expenses and other current assets	$201	$97

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
(8)Income taxes
The Company’s provision for income taxes is based upon an estimated annual tax rate for the year applied to U.S. federal, U.S. state, and foreign income. Significant discrete items that are not consistent from period to period are recorded to Income tax expense (benefit) in the quarter in which they occur.
The Company’s effective tax rate for the three and six months ended June 30, 2025 was 50.0% and (16.7%), respectively. The Company’s effective tax rate for the three and six months ended June 30, 2024 was (9.6%) and 2.3%, respectively. The annual effective tax rates differ from the U.S. statutory rate primarily due to the Company’s status as a REIT for U.S. federal income tax purposes, variations in tax rates applicable to foreign income, the generation of income tax credits, and the impact of nondeductible expenses, including stock-based compensation and interest expense.
(9)Debt

(in millions)	June 30, 2025	December 31, 2024
Unsecured credit facilities	$3,001	$2,772
Senior unsecured notes	1,778	1,665
5.25% Notes	500	—
Secured debt	498	522
Unsecured term loans	15	17
Total debt	5,792	4,976
Less current portion long-term debt	(32)	(56)
Less deferred financing costs	(17)	(13)
Less discount on debt issued	(5)	—
Less below-market debt	(4)	(4)
Plus above-market debt	1	3
Total long-term debt, net	$5,735	$4,906
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

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
The following table provides the details of the Credit Agreement:

	June 30, 2025			December 31, 2024
(in millions)	Contractual Interest Rate (1)	Borrowing Currency Amount	Carrying Amount (USD)	Contractual Interest Rate (1)	Borrowing Currency Amount	Carrying Amount (USD)
Term Loan A
USD	SOFR+0.93%	1,000	$1,000	SOFR+0.93%	1,000	$1,000
Revolving Credit Facility
USD	SOFR+0.93%	1,665	1,665	SOFR+0.93%	1,535	1,535
EUR	EURIBOR+0.93%	86	101	EURIBOR+0.93%	55	57
AUD	BBSW+0.93%	126	82	BBSW+0.93%	126	78
NZD	BKBM+0.93%	124	75	BKBM+0.93%	106	60
DKK	CIBOR+0.93%	310	49	CIBOR+0.93%	250	35
NOK	NIBOR+0.93%	150	15	NIBOR+0.93%	—	—
CAD	CORRA+0.93%	20	14	CORRA+0.93%	10	7
Total Revolving Credit Facility			$2,001			$1,772

(1) SOFR = for purpose of the above instruments, the term “SOFR” refers to the Term Secured Overnight Financing Rate plus 0.1% (or “Adjusted Term SOFR”), CORRA = Canadian Overnight Repo Rate Average, BBSW = Bank Bill Swap Rate, EURIBOR = Euro Interbank Offered Rate, CIBOR = Copenhagen Interbank Offered Rate, BKBM = Bank Bill Reference Rate, NIBOR = Norwegian Interbank Offered Rate.

There were $65 million in letters of credit issued on the Company’s Revolving Credit Facility as of June 30, 2025 and $66 million as of December 31, 2024.
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
(b)Senior Unsecured Notes
On August 20, 2021, and on August 15, 2022, the Company issued a series of fixed-rate guaranteed, senior unsecured notes with various maturities pursuant to a private placement financing (“Senior Unsecured Notes”). Interest on these notes is due semi-annually in August and February.

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
The table below summarizes the balances and terms of the Senior Unsecured Notes:

(in millions, except interest rates)	Borrowing Currency Amount	Interest rate	Maturity date	June 30, 2025	December 31, 2024
Series A Senior Notes	$300	2.22%	8/20/2026	$300	$300
Series B Senior Notes	$375	2.52%	8/20/2028	375	375
Series C Senior Notes	€128	0.89%	8/20/2026	150	133
Series D Senior Notes	€251	1.26%	8/20/2031	294	262
Series E Senior Notes	£145	1.98%	8/20/2026	199	182
Series F Senior Notes	£130	2.13%	8/20/2028	178	163
Series G Senior Notes	€80	3.33%	8/20/2027	94	83
Series H Senior Notes	€110	3.54%	8/20/2029	129	115
Series I Senior Notes	€50	3.74%	8/20/2032	59	52
Total Senior Unsecured Notes				$1,778	$1,665
(c)5.25% Notes
On June 17, 2025, the Operating Partnership issued $500 million aggregate principal amount of senior notes due July 15, 2030 (the “5.25% Notes”). The 5.25% Notes are fully and unconditionally guaranteed by Lineage, Inc., Lineage Logistics Holdings, LLC, and certain other subsidiaries of the Company that guarantee or are otherwise obligated in respect of the Credit Agreement (other than the Operating Partnership and any excluded subsidiaries). The 5.25% Notes bear interest at a rate of 5.25% per year, and interest is payable on January 15 and July 15 of each year, commencing January 15, 2026. The 5.25% Notes were issued at 98.991% of par. Total debt discount of $5 million and debt issuance costs of $5 million related to the 5.25% Notes were recorded in Long-term debt, net in the condensed consolidated balance sheets as of June 30, 2025.
The Operating Partnership may redeem the 5.25% Notes in whole or in part, at any time and from time to time, prior to June 15, 2030, at the Operating Partnership’s option and sole discretion, at a redemption price equal to the greater of: (i) the sum of the present values of the remaining scheduled payments of principal and interest thereon (as calculated pursuant to the terms of the indenture governing the 5.25% Notes); and (ii) 100% of the principal amount of the notes being redeemed, plus, in either case, accrued and unpaid interest thereon to, but excluding, the redemption date. On or after June 15, 2030, the Operating Partnership may redeem the 5.25% Notes, in whole or in part, at any time and from time to time, at a redemption price equal to 100% of the principal amount of the 5.25% Notes being redeemed plus accrued and unpaid interest thereon to, but excluding, the redemption date.
The 5.25% Notes require that the Operating Partnership maintain total unencumbered assets of not less than 150% of the aggregate principal amount of all outstanding unsecured debt of the Operating Partnership and its subsidiaries, as determined on a consolidated basis. The 5.25% Notes also contain certain financial covenants required, including:
•A maximum total indebtedness to total assets ratio of less than 0.60 to 1.00
•A maximum total secured indebtedness to total assets ratio of less than 0.40 to 1.00; and
•A minimum interest coverage ratio of not less than 1.50 to 1.00.
The Company was in compliance with all financial covenants as of June 30, 2025.
(d)Secured Debt
As of June 30, 2025, the total balance of $498 million was comprised of three secured promissory notes with MetLife Real Estate Lending LLC (the “Metlife Real Estate Notes”) totaling $471 million (due in 2026, 2028, and 2029) and $27 million of other fixed-rate real estate and equipment secured financing agreements with various lenders maturing between 2025 and 2034. One of the Metlife Real Estate Notes is set to mature in January 2026 and continues to be

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
presented in long-term debt on the condensed consolidated balance sheets, as the Company has the intent and ability to refinance the obligation on a long-term basis prior to its maturity using the RCF capacity. As of December 31, 2024, the total Secured Debt balance of $522 million was comprised of the Metlife Real Estate Notes totaling $472 million (due in 2026, 2028, and 2029) and $50 million of other fixed-rate real estate and equipment secured financing agreements with various lenders maturing between 2025 and 2034. These debt instruments are secured by various assets specific to the underlying agreement. During the six months ended June 30, 2024, the Company had the following secured debt pay down and refinancing arrangements:
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
(e)Unsecured term loans
As of June 30, 2025 and December 31, 2024, the total balance of $15 million and $17 million, respectively, was comprised of euro denominated borrowings the Company assumed as part of a prior acquisition.
(f)Deferred financing costs
During the three and six months ended June 30, 2025, the Company recognized amortization of deferred financing costs recorded to Interest expense, net of $3 million and $6 million, respectively. During the three and six months ended June 30, 2024, the Company recognized amortization of deferred financing costs recorded to Interest expense, net of $6 million and $11 million, respectively.
As of June 30, 2025 and December 31, 2024, the amount of unamortized deferred financing costs in Long-term debt, net within the condensed consolidated balance sheets was $17 million and $13 million, respectively. As of June 30, 2025 and December 31, 2024, the amount of unamortized deferred financing costs in Other assets in the condensed consolidated balance sheets was $25 million and $28 million, respectively.
(10)Derivative instruments and hedging activities
(a)Risk management objective of using derivatives
The Company manages certain economic risks, including interest rate, foreign currency, liquidity, and credit risk, primarily by managing the amount, sources, and duration of its assets and liabilities and with the use of derivative financial instruments.
(b)Cash flow hedges of interest rate and foreign currency risk
The Company’s objectives in using interest rate derivatives are to manage its exposure to interest rate movements and to mitigate the potential volatility to interest expense. To accomplish this objective, the Company primarily uses interest rate swaps and caps as part of its interest rate risk management strategy. Interest rate swaps involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate caps involve the receipt of variable

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for a premium. The Company’s effective designated interest rate swaps and caps hedge variable-rate interest payments using a first payments approach. The first payments approach allows an entity to hedge interest payments on a designated principal amount, rather than a specific, named debt issuance.
In addition, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future cash amounts due to changes in foreign currency rates. The impacts of these foreign currency derivative instruments on the condensed consolidated financial statements of the Company are insignificant.
(c)Designated hedges - interest rate contracts
As of June 30, 2025, the Company had the following outstanding effective interest rate derivatives that were designated as cash flow hedging instruments.

	Number of Instruments		Notional	Maturity Date
Interest rate derivatives:			(in millions)
Interest rate swap	3	USD	1,000	December 31, 2025
Interest rate cap	3	USD	1,500	January 9, 2026
Total	6	USD	2,500
The table below presents the effect of the Company’s interest rate derivatives that are designated as hedging instruments in the condensed consolidated statements of operations and comprehensive income (loss) (in millions). Gain (loss) reclassified from accumulated other comprehensive income (“AOCI”) into earnings for interest rate contracts is presented in Interest expense, net.

Interest Rate Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives		Amount of Gain (Loss) Reclassified from AOCI into Earnings
	Three Months Ended June 30,		Three Months Ended June 30,
	2025	2024	2025	2024
Included in effectiveness testing	$3	$11	$19	$25
Total	$3	$11	$19	$25

Interest Rate Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives		Amount of Gain (Loss) Reclassified from AOCI into Earnings
	Six Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Included in effectiveness testing	$4	$43	$38	$51
Excluded from effectiveness testing and recognized in earnings based on an amortization approach	—	(3)	—	(1)
Total	$4	$40	$38	$50
The estimated net amount of existing gains (losses) that are reported in Accumulated other comprehensive income (loss) as of June 30, 2025 that is expected to be reclassified into earnings within the next 12 months is $36 million.
On June 30, 2025, the Company executed three forward-starting interest rate swaps with an aggregate notional amount of $750 million. The swaps have an effective date of January 9, 2026 and a maturity date of February 15, 2028. The swaps have fixed interest rates ranging from 3.19% to 3.20%. The Company has designated these swaps as an effective cash

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
flow hedge of the variable-rate exposure arising from the portion of the Revolving Credit Facility equal to the notional balance.
(d)Balance sheet presentation - interest rate contracts
The Company’s interest rate derivative contracts had a fair value of $36 million and $69 million as of June 30, 2025 and December 31, 2024, respectively, and were classified in Prepaid expenses and other current assets and Other assets, respectively, in the condensed consolidated balance sheets.
(11)Interest expense

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Interest expense (1)	$64	$142	$121	$280
(Gain) loss on hedge instruments	(19)	(25)	(38)	(50)
Finance lease liabilities interest	22	23	46	46
Amortization of deferred financing costs and discount on debt	3	6	6	11
Capitalized interest	(4)	(2)	(7)	(4)
Interest income	(2)	(1)	(4)	(2)
Other financing fees	3	5	3	6
Interest expense, net	$67	$148	$127	$287

(1) During the three and six months ended June 30, 2025, the Company recognized $4 million and $7 million, respectively, of expense related to the Kloosterboer Preference Shares liability (see Note 2, Capital structure and noncontrolling interests).

(12)Fair value measurements
As of June 30, 2025 and December 31, 2024, the carrying amount of certain financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued liabilities, were representative of their fair values due to the short-term maturity of these instruments.

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
The following table presents the fair value hierarchy levels of the Company’s assets and liabilities at fair value:

(in millions)	Fair Value Hierarchy	June 30, 2025	December 31, 2024
Measured at fair value on a recurring basis:
Interest rate derivative financial instrument assets	Level 2	$36	$69
Acquisition related contingent consideration	Level 3	$14	$13
Put options - exercised not settled (1)	Level 1	$50	$—
Put options - not exercised (1)	Level 3	$92	$107

Measured at fair value on a non-recurring basis:
Other investments (included in Other assets) (2)	Level 3	$20	$18

Disclosed at fair value:
Long-term debt (3)	Level 3	$5,691	$4,868
Kloosterboer Preference Shares (4)	Level 3	$282	$259

(1) For more details, refer to Note 2, Capital structure and noncontrolling interests, including the reclassification between levels.
(2) The investments in equity securities carried at fair value are subject to transfer restrictions and generally cannot be sold without consent.
(3) The carrying value of long-term debt is disclosed in Note 9, Debt.
(4) The carrying value of Kloosterboer Preference Shares is disclosed in Note 14, Other long-term liabilities.
In accordance with GAAP, the Company has elected to remeasure investments without readily determinable fair values only when an observable transaction occurs for an identical or similar investment of the same issuer. During the three and six months ended June 30, 2025 and 2024, the Company recorded immaterial non-recurring fair value adjustments within Other nonoperating income (expense), net in the condensed consolidated statements of operations and comprehensive income (loss) related to certain other investments without readily determinable fair values.
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
(13)Leases
The Company leases real estate, most significantly warehouses for use in operations, as well as equipment for use within owned and leased warehouses. The Company also leases vehicles, trailers, and other equipment. The Company has not pledged any assets as collateral related to the Company’s existing leases as of June 30, 2025 and December 31, 2024.

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
Right-of-use asset balances are as follows:

(in millions)	June 30, 2025	December 31, 2024
Finance lease right-of-use assets	$1,638	$1,706
Less: accumulated amortization	(495)	(452)
Finance lease right-of-use assets, net	$1,143	$1,254

Operating lease right-of-use assets	$849	$828
Less: accumulated amortization	(224)	(201)
Operating lease right-of-use assets, net	$625	$627
Lease liabilities are presented in the following line items in the condensed consolidated balance sheets:

	June 30, 2025		December 31, 2024
(in millions)	Finance Leases	Operating Leases	Finance Leases	Operating Leases
Accounts payable and accrued liabilities	$79	$53	$165	$50
Long-term finance lease obligations	1,239	—	1,249	—
Long-term operating lease obligations	—	605	—	605
Total lease obligations	$1,318	$658	$1,414	$655
Future minimum lease payments for each of the next five years and thereafter as of June 30, 2025 are as follows (in millions):

Years Ending December 31:	Finance Leases	Operating Leases
2025 (six months remaining)	$83	$48
2026	164	93
2027	158	91
2028	149	81
2029	148	72
2030 and thereafter	1,542	716
Total lease payments	2,244	1,101
Less imputed interest	(926)	(443)
Total lease obligations	$1,318	$658
Supplemental condensed consolidated balance sheets information related to leases is as follows:

	June 30,	December 31,
	2025	2024
Weighted average remaining lease term (in years):
Finance	15.2	14.5
Operating	16.3	15.9
Weighted average discount rate:
Finance	6.8%	6.8%
Operating	6.5%	6.5%

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
The components of lease expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Finance lease cost:
Amortization of ROU assets	$26	$24	$52	$48
Interest on lease liabilities	22	23	46	46
Operating lease cost	26	29	52	58
Variable & short-term lease cost	9	10	20	19
Sublease income	(4)	(7)	(8)	(11)
Total lease cost	$79	$79	$162	$160
Supplemental cash flow information related to leases is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Cash paid for amounts included in the measurement of lease liability
Operating cash flows from finance leases	$22	$24	$46	$46
Finance cash flows from finance leases	$107	$18	$128	$32
Operating cash flows from operating leases	$24	$27	$48	$50
ROU assets obtained in exchange for lease obligations (excluding the effect of acquisitions)
Finance leases	$3	$22	$9	$37
Operating leases	$1	$8	$6	$12
(14)Other long-term liabilities

(in millions)	June 30, 2025	December 31, 2024
Kloosterboer Preference Shares	$285	$247
Sale leaseback financing obligations	66	62
Workers' compensation reserves (see Note 17, Commitments and contingencies)	36	35
Other liabilities	74	66
Total other long-term liabilities	$461	$410
(15)Stock-based compensation
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

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
(a)Restricted stock units
Certain Plan participants were granted awards of RSUs covering shares of the Company’s common stock. Certain RSUs contain only a service vesting condition (“time-based RSUs”) and certain RSUs contain vesting conditions based on service, Company performance, and market performance (“performance-based RSUs”).
On March 18, 2025, the Company granted new performance-based RSUs that will vest upon completion of the 2025 performance year based on the achievement of certain Earnings before interest, taxes, depreciation, and amortization (“EBITDA”) metrics, subject to continued service. The fair value of these awards granted was estimated to be equivalent to the close price of the Company’s stock on the grant date. The related stock-based compensation expense is based on the forecasted likelihood of achievement of the performance metrics (during the performance period) or the actual achievement of the performance metrics (at the completion of the performance period).
During the three months ended June 30, 2025, the Company granted employees stock-based compensation consisting of 1,467,453 RSUs with an approximate $81 million of expense to be recognized over the vesting term and 253,352 Performance-based RSUs with an approximate $14 million of expense to be recognized over the vesting term. These grants will generally vest over 3 years.
During the three months ended June 30, 2025, the Company reevaluated the likelihood of achieving certain performance conditions associated with outstanding performance-based RSU awards. Based on updated forecasts and performance results to date, management concluded that it is no longer probable that the applicable performance targets for Same Warehouse NOI Growth (“SS NOI Growth”) will be achieved by the end of the performance period for awards granted in 2024. As a result, during the three months ended June 30, 2025, the Company reversed previously recognized stock-based compensation expense of $1 million related to these awards.
If the performance conditions are later deemed probable of being achieved, compensation cost will be recognized prospectively over the remaining service period.
The following represents a summary of outstanding RSUs:

	Time-based RSUs	Weighted average grant date fair value per unit	Performance-based RSUs	Weighted average grant date fair value per unit
Unvested as of December 31, 2024	1,461,789	$84.78	127,946	$89.85
Awards granted	1,467,453	56.21	405,819	58.01
Awards vested	(506,864)	84.46	—	—
Awards forfeited	(171,596)	76.00	(5,649)	89.85
Unvested as of June 30, 2025	2,250,782	$66.89	528,116	$65.38
As of June 30, 2025, there was $125 million of unrecognized stock-based compensation expense related to unvested time-based RSUs that is expected to be recognized over a weighted-average period of 2.0 years.
As of June 30, 2025, there was $23 million of unrecognized stock-based compensation expense related to unvested performance-based RSUs that is expected to be recognized over a weighted-average period of 2.0 years.
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
In April 2025, the Company granted employees stock-based compensation consisting 132,359 time-based LTIP Units with an approximate $7 million of expense to be recognized over the vesting term, and 466,557 performance-based LTIP

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
Units with an approximate $13 million of expense to be recognized over the vesting term. These grants will generally vest over 3 years.
Consistent with the performance-based RSUs, the Company reevaluated the likelihood of achieving certain performance conditions associated with outstanding performance-based LTIP awards and concluded that it is no longer probable that the applicable performance targets for SS NOI Growth will be achieved by the end of the performance period for awards granted in 2024. As a result, during the three months ended June 30, 2025, the Company reversed previously recognized stock-based compensation expense of $8 million related to these awards.
The following represents a summary of outstanding LTIP Units:

	Time-based LTIP Units	Weighted average grant date fair value per unit	Performance-based LTIP Units	Weighted average grant date fair value per unit
Unvested as of December 31, 2024	1,218,732	$87.86	1,776,421	$89.85
Awards granted	149,433	56.21	466,557	59.50
Awards vested	(406,238)	87.86	—	—
Unvested as of June 30, 2025	961,927	$82.95	2,242,978	$83.54
As of June 30, 2025, there was $70 million of unrecognized stock-based compensation cost related to unvested time-based LTIP Units that is expected to be recognized over a weighted-average period of 1.4 years.
As of June 30, 2025, there was $37 million of unrecognized stock-based compensation cost related to unvested performance-based LTIP Units that is expected to be recognized over a weighted-average period of 1.7 years.
Stock-Based Compensation Expense
The following table summarizes the Company’s stock-based compensation expense by line item in the condensed consolidated statements of operations and comprehensive income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Cost of operations	$4	$—	$5	$—
General and administrative expense	23	6	59	11
Acquisition, transaction, and other expense	2	—	5	—
Total stock-based compensation expense	$29	$6	$69	$11

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
The following table summarizes the Company’s stock-based compensation expense by award type:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Restricted Stock Units:
Time-based	$19	$1	$35	$1
Performance-based	3	—	5	—
LTIP Units:
Time-based	9	—	23	—
Performance-based	(2)	—	6	—
BGLH Restricted Class B units	—	3	—	6
Management Profits Interests Class C units	—	2	—	4
Total stock-based compensation expense	$29	$6	$69	$11
(16)Related-party balances
The Company pays Bay Grove Management a transition services fee and reimburses certain expenses pursuant to a transition services agreement executed in connection with the IPO, which replaced a previously existing operating services agreement. Pursuant to the operating services agreement, Bay Grove Management provided certain management and operating services to the Company, and the Company is working with Bay Grove Management to internalize these services with Bay Grove Management’s assistance under the terms of the transition services agreement. During the three and six months ended June 30, 2025, the Company recorded $3 million and $5 million, respectively, of expenses in General and administrative expense for transition and operating services and expense reimbursements. During the three and six months ended June 30, 2024, the Company recorded $3 million and $6 million, respectively, of expenses in General and administrative expense for transition and operating services and expense reimbursements. Accounts payable and accrued liabilities included $1 million in transition services fees and expenses owed to Bay Grove Management as of December 31, 2024. No such amounts were outstanding as of June 30, 2025.
As of June 30, 2025 and December 31, 2024, Accrued dividends and distributions included dividends declared to all equity holders, including related parties.
The Company owns an investment stake in suppliers that are accounted for under the equity method of accounting, creating related-party relationships. The Company incurred costs of $3 million with these suppliers for the six months ended June 30, 2025. An immaterial amount was incurred for the three months ended June 30, 2025. The Company incurred costs of $1 million and $3 million with these suppliers for the three and six months ended June 30, 2024, respectively. Accounts payable and accrued liabilities included $3 million owed to these suppliers as of June 30, 2025. No such payables were outstanding as of December 31, 2024.
As of June 30, 2025 and December 31, 2024, the Company had related-party receivables with minority interest partners and equity method investees of $1 million and $2 million, respectively. Related-party receivables are included in Accounts receivable, net in the condensed consolidated balance sheets. As of June 30, 2025 and December 31, 2024, the Company also had related-party payables of $2 million with minority interest partners. Related-party payables are included in Accounts payable and accrued liabilities in the condensed consolidated balance sheets.
In a prior period, the Operating Partnership issued notes to certain individual BGLH investors and Non-Company LPs in order to fund certain investor transactions. These notes were repaid in full during the six months ended June 30, 2024.

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
(17)Commitments and contingencies
(a)Self‑insured risks
The Company is self‑insured for workers’ compensation costs, with the Company’s workers’ compensation plan having an individual claim stop‑loss deductible of $1 million. Self‑insurance liabilities are determined by third-party actuaries. The Company has established restricted cash accounts with banks or directly with the insurers or letters of credit that are collateral for its self‑insured workers’ compensation obligations. The combined amount included in Accounts payable and accrued liabilities and Other long-term liabilities related to workers’ compensation liabilities as of June 30, 2025 and December 31, 2024 was $53 million and $52 million, respectively. The liability represents the gross amount excluding amounts receivable from the insurers. The total included in Prepaid expenses and other current assets and Other assets related to the receivables from insurers as of June 30, 2025 and December 31, 2024 was $16 million and $17 million, respectively.
The Company is also self‑insured for a portion of employee medical costs. The Company has a medical plan with a retained deductible. Medical self‑insurance liabilities are determined by third‑party actuaries. The total included in Accounts payable and accrued liabilities related to medical liabilities as of June 30, 2025 and December 31, 2024 was $15 million and $11 million, respectively.
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
The Company records accruals for environmental matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on current law and existing technologies. The Company believes it is in compliance with applicable environmental regulations in all material respects. Under various U.S. federal, state, and local environmental laws, a current or previous owner or operator of real estate may be liable for the entire cost of investigating, removing, and/or remediating hazardous or toxic substances on such property. Such laws often impose liability, whether or not the owner or operator knew of, or was responsible for, the contamination. Even if more than one person may have been responsible for the contamination, each person covered by the environmental laws may be held responsible for the entire clean-up cost. Most of the Company’s warehouses utilize anhydrous ammonia as a refrigerant. Anhydrous ammonia is classified as a hazardous chemical regulated by the EPA and various other agencies in the locations in which the Company operates, and an accident or significant release of anhydrous ammonia from a warehouse could result in injuries, loss of life, and property damage. There are no material liabilities arising out of environmental matters as of June 30, 2025 and December 31, 2024.

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
(d)Occupational Safety and Health Act (OSHA)
The Company’s warehouses located in the U.S. are subject to regulation under OSHA, which requires employers to provide employees with an environment free from hazards, such as exposure to toxic chemicals, excessive noise levels, mechanical dangers, heat or cold stress, and unsanitary conditions. The cost of complying with OSHA and similar laws enacted by states and other jurisdictions in which the Company operates can be substantial, and any failure to comply with these regulations could expose the Company to substantial penalties and/or liabilities to employees who may be injured at the Company’s warehouses. The Company records accruals for OSHA matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The Company believes that it is in compliance with all OSHA regulations in all material respects and that no material unrecorded liabilities exist as of June 30, 2025 and December 31, 2024.
(e)Kennewick, Washington warehouse fire
On April 21, 2024, a fire occurred at the Company’s warehouse in Kennewick, Washington, destroying the building and customer inventories. No employees or other parties were injured. The Company expects all repair, replacement, and clean-up costs to be covered by its insurance policies, excluding any deductibles and self-insured retentions. The net gain or loss is presented in Restructuring, impairment, and (gain) loss on disposals in the Company’s condensed consolidated statements of operations and comprehensive income (loss) and consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Loss of carrying value of impaired assets	$—	$24	$—	$24
Clean-up costs	—	9	1	9
Less: Insurance reimbursement	(13)	(32)	(38)	(32)
Net (gain) loss	$(13)	$1	$(37)	$1
On December 30, 2024, the Company received a demand letter regarding a potential class action lawsuit for damages to the local residents from the Kennewick fire. To date, no such lawsuit has been served or filed. The potential loss from such a lawsuit cannot be estimated at this time. In July 2025, the Company received a customer claim for inventories losses associated with the fire, which the Company believes it has a strong defense to. The Company is not able to estimate the possible loss or range of loss in connection with this matter at this time but believes the ultimate outcome will not have a material adverse impact on the consolidated financial statements.
(f)Tax inquiry
The Company received an inquiry from a foreign tax authority related to a historical tax matter. The Company believes the tax authority’s position lacks merit and, if the tax authority were to pursue it, the Company has strong bases on which to vigorously defend the matter. If the tax authority were successful in challenging the Company’s position, it could have a material adverse effect on the consolidated financial statements.

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
(g)City of St. Clair Shores v. Lineage, Inc., et al.
On August 1, 2025, a putative class action complaint was filed against the Company in the Eastern District of Michigan captioned City of St. Clair Shores Police and Fire Retirement System v. Lineage, Inc., et al., Case No. 2:25-cv-12383 (the “St. Clair Lawsuit”). The St. Clair Lawsuit alleges violations of Sections 11 and 15 of the Securities Act of 1933 on behalf of a putative class of investors who purchased the Company's common stock in the IPO. The complaint names as defendants the Company, certain of its current officers and directors, Bay Grove Capital Group LLC, and the Company’s underwriters in the IPO. The complaint alleges, among other things, that the Company and certain of its current officers and directors made false and misleading statements and failed to disclose certain information regarding the Company’s business prospects in the lead-up to the IPO. Plaintiffs seek damages, interest, costs, expenses, attorneys' fees, and other unspecified equitable relief. The case is at a preliminary stage. Defendants intend to vigorously defend against the claims in the St. Clair Lawsuit. The Company is not able to estimate the possible loss or range of loss in connection with this matter at this time.
(18)Accumulated other comprehensive income (loss)
The Company reports activity in AOCI for foreign currency translation adjustments and unrealized gains and losses on interest rate and foreign currency hedges. Activity within AOCI was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Foreign currency translation adjustments:
Balance at beginning of period	$(272)	$(210)	$(330)	$(149)
Foreign currency translation adjustments	184	(12)	248	(86)
Amounts allocated to Noncontrolling interests and Redeemable noncontrolling interests	(20)	2	(26)	10
Reallocation due to change in Noncontrolling interest ownership percentage	—	1	—	6
Balance at end of period	$(108)	$(219)	$(108)	$(219)

Derivatives:
Balance at beginning of period	$41	$113	$57	$115
Unrealized gain (loss) on foreign currency hedges and interest rate hedges	3	10	3	39
Net amount reclassified from AOCI to net income (loss)	(19)	(23)	(38)	(49)
Tax effect	2	—	3	—
Amounts allocated to Noncontrolling interests and Redeemable noncontrolling interests	2	1	4	1
Reallocation due to change in Noncontrolling interest ownership percentage	—	(1)	—	(6)
Balance at end of period	$29	$100	$29	$100

Accumulated other comprehensive income (loss)	$(79)	$(119)	$(79)	$(119)

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2025	2024	2025	2024
Earnings (loss) per share - basic and diluted:
Net income (loss) attributable to Lineage, Inc.	$(6)	$(68)	$(6)	$(108)
Less: Redeemable noncontrolling interest redemption value adjustment	—	6	(2)	11
Net income (loss) attributable to common stockholders - basic and diluted	$(6)	$(74)	$(4)	$(119)

Weighted average common shares outstanding - basic and diluted	229	162	228	162
Net income (loss) per share attributable to common stockholders - basic and diluted	$(0.03)	$(0.46)	$(0.02)	$(0.73)
The Company’s potential dilutive securities have been excluded from the computation of diluted net earnings (loss) per share, as they are antidilutive. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net earnings (loss) per share attributable to common stockholders is the same.
The Company’s potential common share equivalents as of June 30, 2025 and 2024 are as follows:
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
•Prior to the completion of the IPO, the Preference Shares further described in Note 2, Capital structure and noncontrolling interests were convertible at the option of the Co-Investor to Operating Partnership interests or common stock of the Company, depending on whether or not certain events occurred. The Operating Partnership interests or common stock of the Company that could have been issued in connection with a hypothetical conversion represented potential common share equivalents for diluted EPS calculation for the three and six months ended June 30, 2024. The Co-Investor elected not to exercise their right to convert the Preference Shares, and the Co-Investor will now receive cash or a variable number of shares of the Company’s common stock on October 1, 2026. The Company’s common shares that could be issued to the Co-Investor in settlement of the Preference Shares represent potential common share equivalents for the three and six months ended June 30, 2025.

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
•Contingent consideration in the form of Operating Partnership units issued in a 2020 acquisition, which shall be issued if a certain customer exercises its purchase option, represent potential common share equivalents.
•Time-based RSUs and performance-based RSUs that were unvested as of June 30, 2024 and June 30, 2025 represent potential common share equivalents because upon vesting, the Company will issue common shares to the awardee.
•BGLH Restricted Units that were unvested as of June 30, 2024 represented potential common share equivalents because upon vesting, the Company would have to issue common shares to BGLH. There were no unvested BGLH Restricted Units as of June 30, 2025.
•Management Profits Interests Class C Units in LLH MGMT and LLH MGMT II that were unvested as of June 30, 2024 represented potential common share equivalents because upon vesting, they would be able to share in the profits of the Company, as defined in the LLH MGMT and LLH MGMT II operating agreements. Because the Class C Units did not yet share in distributions, the potential units would not be allocated any undistributed earnings for basic and diluted EPS calculations. There were no unvested Class C Units as of June 30, 2025.
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

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Global Warehousing revenues	$970	$966	$1,914	$1,935
Global Integrated Solutions revenues	380	372	728	731
Total net revenues	1,350	1,338	2,642	2,666

Global Warehousing operating costs:
Labor	368	356	724	710
Power	51	50	100	97
Other warehouse costs	184	176	363	359
Total Global Warehousing cost of operations	603	582	1,187	1,166
Global Integrated Solutions cost of operations(1)	312	309	603	609
Total segment cost of operations	915	891	1,790	1,775
Stock-based compensation expense and related employer-paid payroll taxes	5	—	6	—
Total cost of operations	920	891	1,796	1,775

Global Warehousing NOI	367	384	727	769
Global Integrated Solutions NOI	68	63	125	122
Total segment NOI	435	447	852	891
Reconciling items:
Stock-based compensation expense and related employer-paid payroll taxes in cost of operations	(5)	—	(6)	—
General and administrative expense	(143)	(127)	(297)	(251)
Depreciation expense	(170)	(164)	(328)	(322)
Amortization expense	(54)	(55)	(108)	(108)
Acquisition, transaction, and other expense	(37)	(12)	(52)	(20)
Restructuring, impairment, and gain (loss) on disposals	(3)	(15)	18	(15)
Equity income (loss), net of tax	3	(1)	(1)	(3)
Gain (loss) on foreign currency transactions, net	26	2	42	(9)
Interest expense, net	(67)	(148)	(127)	(287)
Gain (loss) on extinguishment of debt	—	—	—	(7)
Other nonoperating income (expense), net	1	—	1	—
Net income (loss) before income taxes	$(14)	$(73)	$(6)	$(131)

Capital expenditures for property, plant, and equipment:
Global Warehousing capital expenditures	$127	$154	$215	$238
Global Integrated Solutions capital expenditures	2	13	4	20
Corporate capital expenditures	27	31	48	57
Total capital expenditures for property, plant, and equipment	$156	$198	$267	$315

(1) Cost of operations in the Global Integrated Solutions segment primarily consists of third-party carrier charges, labor, fuel, and rail and vehicle maintenance.

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
(21)Subsequent events
(a)Sale of Spain transportation business
On July 11, 2025, the Company entered into an agreement to sell substantially all of its transportation business in Spain for immaterial cash consideration and certain contingent consideration that may be due to the Company upon a subsequent disposition of the business by the acquirer. The sale is expected to close in the second half of 2025, subject to regulatory closing conditions. The Company expects to close on the disposal by the end of 2025 and record an estimated loss of approximately $45 million, not including any assessment of goodwill for impairment. As of June 30, 2025, the Company had not committed to a plan to sell this business.
(b)Tax reform
On July 4, 2025, the One Big Beautiful Bill Act of 2025 was signed into U.S. law, which includes a broad range of tax reforms. The Company is evaluating the impact of this new law on the Company’s consolidated financial statements.

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
Management’s Overview
We are the world’s largest global temperature-controlled warehouse REIT, with a modern and strategically located network of properties. Our business is competitively positioned to deliver a seamless end-to-end, technology-enabled experience for a well-diversified and stable customer base, each with their own unique requirements in the temperature-controlled supply chain. As of June 30, 2025, we operated an interconnected global temperature-controlled warehouse network, comprising approximately 88 million square feet and 3.1 billion cubic feet of capacity across 500 warehouses predominantly located in densely populated critical-distribution markets, with 323 in North America, 89 in Europe, and 88 in Asia-Pacific.
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
Significant factors impacting our business have included:
•Inflation and Customer Rate Increases. In response to significant inflationary impacts in recent years across wages, energy, and other operational costs, we implemented customer rate increases to offset such impacts to our operating results. Offsetting these inflationary price increases, we are seeing pricing pressure in certain markets with excess capacity, but overall we expect pricing to remain stable for the remainder of the year. We believe that higher food costs have continued to impact end-consumers’ buying decisions for certain commodities, which could negatively impact our customers. While certain indicators have suggested downward progress in inflation, the global economy continues to be impacted by elevated inflation rates and faces further inflation risk. In addition, tariff and other trade policies may continue to cause overall uncertainty and could further aggravate inflation.

•Occupancy and Throughput. Coming out of the global pandemic, we experienced higher physical occupancy levels through the first half of 2023, particularly in North America, significantly driven by customers increasing production and inventories in response to supply chain backlogs in recent years. Beginning in the second half of 2023, we believe customers began rationalizing inventory levels in response to factors such as continued higher interest rates and inflation. This rationalization has driven changes in customer demand for our warehouse space and services. As our customers continue to adjust to these new demand levels and rationalize inventory, we have seen lower occupancy and throughput volume across our network. Recently, we have seen a return to more normal seasonal inventory patterns, but occupancy levels late in the second quarter and early into the third quarter of 2025 were muted. We still anticipate increases in the second half of the year, driven by factors such as the North America harvest season and holiday inventory build-ups, although softer than our prior expectations. Occupancy and throughput are also impacted by import and export activity, and could be impacted by changes in tariffs and trade policies. We are continuing to monitor the impact of tariffs on our and our customers’ business, but we believe that over the long-term, end-consumer demand will remain consistent with historic levels. To optimize our global warehousing network and maximize NOI, we review our operations to determine whether it is beneficial to reposition or temporarily idle existing warehouses or consolidate existing operations. If such actions are taken, we strive to relocate customers affected by such activities into other warehouses in our global warehousing network.
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
We evaluate the performance of our business segments based on their net operating income relative to our overall results of operations. We use the term “segment net operating income” or “segment NOI” to mean a segment’s revenues less its cost of operations (excluding any depreciation and amortization, general and administrative expense, stock-based compensation expense and related employer-paid payroll taxes from grants under our equity incentive plans, restructuring and impairment expense, gain and loss on sale of assets, and acquisition, transaction, and other expense). We use segment NOI to evaluate our segments for purposes of making operating decisions and assessing performance in accordance with Accounting Standards Codification (“ASC”) 280, Segment Reporting.
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
Acquired properties will be included in the “same warehouse” population if owned or leased by us as of the first business day of the prior calendar year and still owned by us as of the end of the current reporting period, unless the property is under development. The “same warehouse” pool can also be adjusted during the year to remove properties that were sold or entering development subsequent to the beginning of the current calendar year. As such, the “same warehouse” population for the period ended June 30, 2025 includes all properties that we owned as of January 1, 2024 which had both been owned and had reached “normalized operations” by January 1, 2024.
We calculate “same warehouse NOI” as revenues for the same warehouse population less its cost of operations (excluding any depreciation and amortization, general and administrative expense, stock-based compensation expense and related employer-paid payroll taxes from grants under our equity incentive plan, restructuring and impairment expense, gains and losses on sale of assets, and acquisition, transaction, and other expense). We evaluate the performance of the warehouses we own, lease, or manage using a “same warehouse” analysis, and we believe that same warehouse NOI is helpful to investors as a supplemental performance measure because it includes the operating performance from the population of properties that is consistent from period to period, thereby eliminating the effects of changes in the composition of our warehouse portfolio on performance measures.
The following table shows the composition of our warehouse portfolio as of June 30, 2025.

Total warehouses(1)	481
Same warehouse facilities	421
Non-same warehouse facilities	60

(1) Excludes 19 warehouses in our global integrated solutions segment as of June 30, 2025. We categorize warehouses as part of our global integrated solutions segment if the primary business conducted in those warehouses is within our global integrated solutions segment.

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

Results of Operations
The following discussion represents our analysis of results of operations for the three and six months ended June 30, 2025 as compared to the three and six months ended June 30, 2024.
Comparison of Results for the Three Months Ended June 30, 2025 and 2024
Global Warehousing Segment
The following table presents the operating results of our global warehousing segment for the three months ended June 30, 2025 and 2024.

	Three Months Ended June 30,
	2025	2024	Change
	(in millions except revenue per pallet)
Warehouse storage	$514	$510	0.8%
Warehouse services	456	456	—%
Total global warehousing segment revenues	970	966	0.4%
Labor(1)	368	356	3.4%
Power	51	50	2.0%
Other warehouse costs(2)	184	176	4.5%
Total global warehousing segment cost of operations	603	582	3.6%
Global warehousing segment NOI	$367	$384	(4.4)%
Total global warehousing segment margin	37.8%	39.8%	(200) bps

Number of warehouse sites	481	464

Warehouse storage(3)
Average economic occupancy
Average occupied economic pallets (in thousands)	7,998	8,098	(1.2)%
Economic occupancy percentage	79.1%	82.9%	(380) bps
Storage revenue per economic occupied pallet	$64.12	$63.01	1.8%
Average physical occupancy
Average physical occupied pallets (in thousands)	7,412	7,479	(0.9)%
Average physical pallet positions (in thousands)	10,107	9,764	3.5%
Physical occupancy percentage	73.3%	76.6%	(330) bps
Storage revenue per physical occupied pallet	$69.20	$68.26	1.4%
Warehouse services(3)
Throughput pallets (in thousands)	13,130	13,177	(0.4)%
Warehouse services revenue per throughput pallet	$31.77	$31.63	0.4%

(1) Labor cost of operations excludes $4 million of stock-based compensation expense and related employer-paid payroll taxes for the three months ended June 30, 2025.
(2) Includes real estate rent expense (operating leases) of $23 million and $25 million for the three months ended June 30, 2025 and 2024, respectively, and non-real estate rent expense (equipment lease and rentals) of $5 million and $4 million for the three months ended June 30, 2025 and 2024, respectively.

(3) Warehouse storage and warehouse services metrics exclude facilities owned or leased by the customer for which we manage the warehouse operations on their behalf (“managed sites”).
Global warehousing segment revenues were $970 million for the three months ended June 30, 2025, an increase of $4 million, or 0.4%, compared to $966 million for the three months ended June 30, 2024. The net increase was primarily driven by a $30 million increase in our non-same warehouse pool, partially offset by a $26 million decrease in our same warehouse pool, further discussed below. The foreign currency translation of revenues earned by our foreign operations had a $6 million favorable impact compared to the three months ended June 30, 2024.
Global warehousing segment cost of operations was $603 million for the three months ended June 30, 2025, an increase of $21 million, or 3.6%, compared to $582 million for the three months ended June 30, 2024. The net increase was primarily driven by a $24 million increase in costs of our non-same warehouse pool, partially offset by a $3 million decrease in costs of our same warehouse pool, further discussed below. The foreign currency translation of cost of operations from our foreign operations had a $4 million unfavorable impact compared to the three months ended June 30, 2024.
Global warehousing segment NOI was $367 million for the three months ended June 30, 2025, a decrease of $17 million, or 4.4%, compared to $384 million for the three months ended June 30, 2024. The net decrease included a decrease of $23 million in our same warehouse pool, partially offset by a net increase of $6 million in our non-same warehouse pool. The foreign currency translation from our foreign operations had a $2 million net impact compared to the three months ended June 30, 2024.

Same Warehouse Results
The following table presents revenues, cost of operations, same warehouse NOI, and margins for our same warehouses for the three months ended June 30, 2025 and 2024.

	Three Months Ended June 30,
	2025	2024	Change
	(in millions except revenue per pallet)
Warehouse storage	$462	$477	(3.1)%
Warehouse services	421	432	(2.5)%
Total same warehouse revenues	883	909	(2.9)%
Labor	333	336	(0.9)%
Power	45	46	(2.2)%
Other warehouse costs	162	161	0.6%
Total same warehouse cost of operations	540	543	(0.6)%
Same warehouse NOI	$343	$366	(6.3)%
Total same warehouse margin	38.8%	40.3%	(150) bps

Number of same warehouse sites	421	421

Warehouse storage(1)
Economic occupancy
Average occupied economic pallets (in thousands)	7,307	7,611	(4.0)%
Economic occupancy percentage	80.6%	83.4%	(280) bps
Storage revenue per economic occupied pallet	$63.25	$62.73	0.8%
Physical occupancy
Average physical occupied pallets (in thousands)	6,763	7,018	(3.6)%
Average physical pallet positions (in thousands)	9,062	9,130	(0.7)%
Physical occupancy percentage	74.6%	76.9%	(230) bps
Storage revenue per physical occupied pallet	$68.34	$68.04	0.4%
Warehouse services(1)
Throughput pallets (in thousands)	11,967	12,368	(3.2)%
Warehouse services revenue per throughput pallet	$31.89	$31.75	0.4%

(1) Warehouse storage and warehouse services metrics exclude managed sites.
Same warehouse storage revenues decreased $15 million, or 3.1%, compared to the three months ended June 30, 2024, primarily driven by changes in customer mix and by lower average occupancy offsetting the increase in average rates. Economic occupancy decreased by 280 basis points, as our customers rationalized inventory and production levels during continued economic pressures. Same warehouse storage revenues per economic occupied pallet increased 0.8% compared to three months ended June 30, 2024, primarily driven by favorable rates, as discussed above, and other changes in our business profile in response to changing customer needs.
Same warehouse services revenues decreased $11 million, or 2.5%, compared to the three months ended June 30, 2024, primarily due to lower throughput volumes and other changes in our business profile in response to changing customer needs. Same warehouse services revenue per throughput pallet increased 0.4% compared to the three months ended June 30, 2024. Throughput pallets at our same warehouses decreased 3.2% compared to the three months ended June 30, 2024, primarily driven by customer rationalization of inventory and production levels, as discussed above.

Same warehouse cost of operations decreased $3 million, or 0.6%, compared to the three months ended June 30, 2024, primarily driven by lower labor and power costs resulting from decreases in occupancy and throughput volumes discussed above.
Non-Same Warehouse Results
The following table presents revenues, cost of operations, non-same warehouse NOI, and margins for our non-same warehouses for the three months ended June 30, 2025 and 2024.

Three Months Ended June 30,
2025	2024	Change
(in millions except revenue per pallet)
Warehouse storage	$52	$33	57.6%
Warehouse services	35	24	45.8%
Total non-same warehouse revenues	87	57	52.6%
Labor	35	20	75.0%
Power	6	4	50.0%
Other warehouse costs	22	15	46.7%
Total non-same warehouse cost of operations	63	39	61.5%
Non-same warehouse NOI	$24	$18	33.3%
Total non-same warehouse margin	27.6%	31.6%	(400)	bps

Number of non-same warehouse sites(1)	60	43

Warehouse storage (2)
Economic occupancy
Average occupied economic pallets (in thousands)	691	487	41.9%
Economic occupancy percentage	66.1%	76.8%	(1,070) bps
Storage revenue per economic occupied pallet	$73.29	$67.74	8.2%
Physical occupancy
Average physical occupied pallets (in thousands)	649	461	40.8%
Average physical pallet positions (in thousands)	1,045	634	64.8%
Physical occupancy percentage	62.1%	72.7%	(1,060) bps
Storage revenue per physical occupied pallet	$78.12	$71.61	9.1%
Warehouse services (2)
Throughput pallets (in thousands)	1,163	809	43.8%
Warehouse services revenue per throughput pallet	$30.50	$29.84	2.2%

(1) Refer to our “Same Warehouse Analysis,” which describes the composition of our non-same warehouse pool.
(2) Warehouse storage and warehouse services metrics exclude managed sites.
Non-same warehouse revenues increased $30 million, or 52.6%, compared to the three months ended June 30, 2024, including approximately $36 million from acquisitions and $5 million from recently completed greenfield and expansion projects, partially offset by a $12 million net decrease from other non-same warehouse sites.
Non-same warehouse cost of operations increased $24 million, or 61.5%, compared to the three months ended June 30, 2024, including approximately $26 million from acquisitions and $2 million from recently completed greenfield and expansion projects, partially offset by a $5 million net decrease from other non-same warehouse sites including closed facilities.

Global Integrated Solutions Segment
The following table presents the operating results of our global integrated solutions segment for the three months ended June 30, 2025 and 2024.

	Three Months Ended June 30,
	2025	2024	Change
	(in millions)
Global Integrated Solutions segment revenues	$380	$372	2.2%
Global Integrated Solutions segment cost of operations(1)	312	309	1.0%
Global Integrated Solutions segment NOI	$68	$63	7.9%
Global Integrated Solutions margin	17.9%	16.9%	100	bps

(1) Cost of operations excludes $1 million of stock-based compensation expense and related employer-paid payroll taxes for the three months ended June 30, 2025.
Global integrated solutions segment revenues were $380 million for the three months ended June 30, 2025, an increase of $8 million, or 2.2%, compared to $372 million for the three months ended June 30, 2024. In addition, the foreign currency translation of revenues earned by our foreign operations had an $8 million favorable impact compared to the three months ended June 30, 2024. Excluding the impact of foreign currency translation, higher redistribution and direct-to-consumer volumes were offset by lower transportation volumes.
Global integrated solutions segment cost of operations was $312 million for the three months ended June 30, 2025, an increase of $3 million, or 1.0%, compared to $309 million for the three months ended June 30, 2024. The foreign currency translation of cost of operations from our foreign operations had an $8 million unfavorable impact compared to the three months ended June 30, 2024. Excluding the impact of foreign currency translation, a decrease was primarily due to cost control measures and lower transportation volumes.
Global integrated solutions segment NOI was $68 million for the three months ended June 30, 2025, an increase of $5 million, or 7.9%, compared to $63 million for the three months ended June 30, 2024. Foreign currency translation had a less than $1 million net impact compared to the three months ended June 30, 2024.
Other Consolidated Operating Expenses

	Three Months Ended June 30,		Change
	2025	2024	%
	(in millions)
Other consolidated operating expense:
Depreciation and amortization expense	$224	$219	2.3%
General and administrative expense	$143	$127	12.6%
Acquisition, transaction, and other expense	$37	$12	n.m.(1)
Restructuring, impairment, and (gain) loss on disposals	$3	$15	n.m.

(1) n.m. (not meaningful) throughout this Quarterly Report is used in place of percentage changes where the change is excessive, involves a comparison between income and loss amounts, or involves a comparison to zero.
Depreciation and amortization expense. Depreciation and amortization expense was $224 million for the three months ended June 30, 2025, an increase of $5 million, or 2.3%, compared to $219 million for the three months ended June 30, 2024. The increase was primarily due to acquisitions and greenfield and expansion projects.

General and administrative expense. General and administrative expenses were $143 million for the three months ended June 30, 2025, an increase of $16 million, or 12.6%, compared to $127 million for the three months ended June 30, 2024. The increase was primarily driven by $17 million of additional stock-based compensation expense driven by the restructuring of our equity compensation plans in conjunction with becoming a public company. For the three months ended June 30, 2025 and 2024, general and administrative expenses were 10.6% and 9.5% of total revenues, respectively, with the increase primarily driven by the stock-based compensation expense mentioned above.
Acquisition, transaction, and other expense. Acquisition, transaction, and other expenses were $37 million for the three months ended June 30, 2025, an increase of $25 million compared to $12 million for the three months ended June 30, 2024. The increase was primarily due to fair value adjustments related to Put Options issued in connection with our IPO and the recognition of stock-based compensation expense related to one-time awards associated with the IPO. For further detail on costs associated with our IPO and stock-based compensation, see Note 2, Capital structure and noncontrolling interests and Note 15, Stock-based compensation to the condensed consolidated financial statements included in this Quarterly Report.
Restructuring, impairment, and (gain) loss on disposals. Restructuring, impairment, and (gain) loss on disposals were net expenses of $3 million for the three months ended June 30, 2025, a decrease of $12 million compared to net expenses of $15 million for the three months ended June 30, 2024. The decrease was primarily related to the (gain) loss associated with a fire which occurred in April 2024 at the Company’s warehouse in Kennewick, Washington, further discussed below.
The three months ended June 30, 2025 included a net gain of $13 million resulting from insurance reimbursement related to the Kennewick, Washington fire. The three months ended June 30, 2024 included a net loss of $1 million related to the fire, consisting of a $24 million loss of carrying value of the impaired assets and $9 million of clean-up costs, partially offset by insurance reimbursement of $32 million (see Note 17, Commitments and contingencies in our condensed consolidated financial statements included in this Quarterly Report for details).
Other Income (Expense)
The following table presents other items of income and expense for the three months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Change
	2025	2024	%
	(in millions)
Other income (expense):
Interest expense, net	$(67)	$(148)	(54.7)%
Gain (loss) on foreign currency transactions, net	$26	$2	n.m.
Equity income (loss), net of tax	$3	$(1)	n.m.
Other nonoperating income (expense), net	$1	$—	n.m.
Interest (expense), net. We reported a net interest expense of $67 million for the three months ended June 30, 2025, a decrease of $81 million, or 54.7%, compared to $148 million for the three months ended June 30, 2024. The average effective interest rate of our outstanding debt was 4.3% for the three months ended June 30, 2025, a decrease from 6.3% for the three months ended June 30, 2024, due to lower average borrowings after substantial debt repayments with IPO proceeds during the second half of 2024. As a result of this repayment, the notional value of our hedging instruments represents a larger proportion of our overall borrowings. When taking into account income (expense) generated from hedging instruments, the average effective interest rate of our outstanding debt was 3.0% for the three months ended June 30, 2025, a decrease from 5.2% for the three months ended June 30, 2024. For additional information regarding our net interest expense, see Note 11, Interest expense in our condensed consolidated financial statements included in this Quarterly Report.
Gain (loss) on foreign currency transactions, net. We reported a net foreign currency exchange gain of $26 million for the three months ended June 30, 2025, compared to a net gain of $2 million for the three months ended June 30, 2024. The increase in foreign currency exchange gain was due to movements in foreign currency exchange rates against the U.S. dollar, primarily driven by the euro.
Equity income (loss), net of tax. We reported $3 million of net income from equity method investments for the three months ended June 30, 2025, compared to a net loss of $1 million for the three months ended June 30, 2024, primarily related to our investment in Emergent Cold LatAm Holdings, LLC.

Other nonoperating income (expense), net. We reported $1 million of other nonoperating income for the three months ended June 30, 2025, an increase of $1 million compared to expenses of less than $1million for the three months ended June 30, 2024.
Income Tax Expense (Benefit)
Income tax benefit for the three months ended June 30, 2025 was $7 million, which represented a decrease of $14 million from an income tax expense of $7 million for the three months ended June 30, 2024. The decrease is primarily the result of changes in the blend of pre-tax book income and losses generated year over year by jurisdiction. Our income taxes are discussed in more detail in Note 8, Income taxes to the condensed consolidated financial statements included in this Quarterly Report.
The Organization for Economic Co-operation and Development (“OECD”) has issued Pillar Two Model Rules (“Pillar Two”) introducing a new global minimum tax of 15% effective on January 1, 2024. While the U.S. has not yet adopted the Pillar Two rules, various other governments around the world are enacting legislation. In 2025, we expect to incur insignificant tax expenses in connection with Pillar Two and are continuing to evaluate the potential impact on our business in future periods.

Comparison of Results for the Six Months Ended June 30, 2025 and 2024
Global Warehousing Segment
The following table presents the operating results of our global warehousing segment for the six months ended June 30, 2025 and 2024.

	Six Months Ended June 30,
	2025	2024	Change
	(in millions except revenue per pallet)
Warehouse storage	$1,005	$1,026	(2.0)%
Warehouse services	909	909	—%
Total global warehousing segment revenues	1,914	1,935	(1.1)%
Labor(1)	724	710	2.0%
Power	100	97	3.1%
Other warehouse costs(2)	363	359	1.1%
Total global warehousing segment cost of operations	1,187	1,166	1.8%
Global warehousing segment NOI	$727	$769	(5.5)%
Total global warehousing segment margin	38.0%	39.7%	(170) bps

Number of warehouse sites	481	464

Warehouse storage(3)
Average economic occupancy
Average occupied economic pallets (in thousands)	8,027	8,143	(1.4)%
Economic occupancy percentage	80.0%	83.3%	(330) bps
Storage revenue per economic occupied pallet	$125.05	$125.97	(0.7)%
Average physical occupancy
Average physical occupied pallets (in thousands)	7,459	7,541	(1.1)%
Average physical pallet positions (in thousands)	10,028	9,780	2.5%
Physical occupancy percentage	74.4%	77.1%	(270) bps
Storage revenue per physical occupied pallet	$134.59	$136.08	(1.1)%
Warehouse services(3)
Throughput pallets (in thousands)	26,114	26,051	0.2%
Warehouse services revenue per throughput pallet	$31.86	$32.01	(0.5)%

(1) Labor cost of operations excludes $4 million of stock-based compensation expense and related employer-paid payroll taxes for the six months ended June 30, 2025.
(2) Includes real estate rent expense (operating leases) of $46 million and $50 million for the six months ended June 30, 2025 and 2024, respectively, and non-real estate rent expense (equipment lease and rentals) of $10 million and $9 million for the six months ended June 30, 2025 and 2024, respectively.

(3) Warehouse storage and warehouse services metrics exclude managed sites.
Global warehousing segment revenues were $1,914 million for the six months ended June 30, 2025, a decrease of $21 million, or 1.1%, compared to $1,935 million for the six months ended June 30, 2024. The net decrease was primarily driven by a $62 million decrease in our same warehouse pool, partially offset by a $41 million net increase in our non-same warehouse pool, further discussed below. The foreign currency translation of revenues earned by our foreign operations had a $5 million unfavorable impact compared to the six months ended June 30, 2024.
Global warehousing segment cost of operations was $1,187 million for the six months ended June 30, 2025, an increase of $21 million, or 1.8%, compared to $1,166 million for the six months ended June 30, 2024. An $11 million decrease in our same warehouse pool was offset by a $32 million net increase in our non-same warehouse pool, further discussed below. The foreign currency translation of cost of operations from our foreign operations had a $3 million favorable impact compared to the six months ended June 30, 2024.
Global warehousing segment NOI was $727 million for the six months ended June 30, 2025, a decrease of $42 million, or 5.5%, compared to $769 million for the six months ended June 30, 2024. The net decrease included a decrease of $51 million in our same warehouse pool, partially offset by a net increase of $9 million in our non-same warehouse pool. The foreign currency translation from our foreign operations had a $2 million net unfavorable impact compared to the six months ended June 30, 2024.
Same Warehouse Results
The following table presents revenues, cost of operations, same warehouse NOI, and margins for our same warehouses for the six months ended June 30, 2025 and 2024.

Six Months Ended June 30,
2025	2024	Change
(in millions except revenue per pallet)
Warehouse storage	$917	$958	(4.3)%
Warehouse services	838	859	(2.4)%
Total same warehouse revenues	1,755	1,817	(3.4)%
Labor	663	671	(1.2)%
Power	89	89	—%
Other warehouse costs	324	327	(0.9)%
Total same warehouse cost of operations	1,076	1,087	(1.0)%
Same warehouse NOI	$679	$730	(7.0)%
Total same warehouse margin	38.7%	40.2%	(150)	bps

Number of same warehouse sites	421	421

Warehouse storage(1)
Economic occupancy
Average occupied economic pallets (in thousands)	7,387	7,627	(3.1)%
Economic occupancy percentage	81.5%	83.6%	(210)	bps
Storage revenue per economic occupied pallet	$124.09	$125.62	(1.2)%
Physical occupancy
Average physical occupied pallets (in thousands)	6,859	7,050	(2.7)%
Average physical pallet positions (in thousands)	9,066	9,126	(0.7)%
Physical occupancy percentage	75.7%	77.3%	(160)	bps
Storage revenue per physical occupied pallet	$133.67	$135.90	(1.6)%
Warehouse services(1)
Throughput pallets (in thousands)	23,861	24,432	(2.3)%
Warehouse services revenue per throughput pallet	$31.93	$32.10	(0.5)%

(1) Warehouse storage and warehouse services metrics exclude managed sites.

Same warehouse storage revenues decreased $41 million, or 4.3%, compared to the six months ended June 30, 2024, primarily driven by lower average rates, as rate increases were more than offset by changes in customer mix, and by lower average occupancy. Economic occupancy decreased by 210 basis points, as our customers rationalized inventory and production levels during continued economic pressures. Same warehouse storage revenues per economic occupied pallet decreased 1.2% compared to the prior year, primarily driven by unfavorable rates, as discussed above, and other changes in our business profile in response to changing customer needs.
Same warehouse services revenues decreased $21 million or 2.4% compared to the six months ended June 30, 2024, primarily driven by lower rates and other changes in our business profile in response to changing customer needs and lower throughput volumes. Same warehouse services revenue per throughput pallet decreased 0.5% compared to the prior year. Throughput pallets at our same warehouses decreased 2.3% compared to the six months ended June 30, 2024, primarily driven by customer rationalization of inventory and production levels as discussed above.
Same warehouse cost of operations decreased $11 million or 1.0% compared to the six months ended June 30, 2024, primarily driven by lower labor and other warehouse costs, including supplies and maintenance, resulting from decreases in occupancy and throughput volumes discussed above.

Non-Same Warehouse Results
The following table presents revenues, cost of operations, non-same warehouse NOI, and margins for our non-same warehouses for the six months ended June 30, 2025 and 2024.

	Six Months Ended June 30,
	2025	2024		Change
	(in millions except revenue per pallet)
Warehouse storage	$88	$68		29.4%
Warehouse services	71	50		42.0%
Total non-same warehouse revenues	159	118		34.7%
Labor	61	39		56.4%
Power	11	8		37.5%
Other warehouse costs	39	32		21.9%
Total non-same warehouse cost of operations	111	79		40.5%
Non-same warehouse NOI	$48	$39		23.1%
Total non-same warehouse margin	30.2%	33.1%	(290)	bps

Number of non-same warehouse sites(1)	60	43

Warehouse storage(2)
Economic occupancy
Average occupied economic pallets (in thousands)	640	516		24.0%
Economic occupancy percentage	66.5%	78.9%	(1,240)	bps
Storage revenue per economic occupied pallet	$135.26	$132.06		2.4%
Physical occupancy
Average physical occupied pallets (in thousands)	600	491		22.2%
Average physical pallet positions (in thousands)	962	654		47.1%
Physical occupancy percentage	62.4%	75.1%	(1,270)	bps
Storage revenue per physical occupied pallet	$144.23	$138.76		3.9%
Warehouse services(2)
Throughput pallets (in thousands)	2,253	1,619		39.2%
Warehouse services revenue per throughput pallet	$31.11	$30.62		1.6%

(1) Refer to our “Same Warehouse Analysis,” which describes the composition of our non-same warehouse pool.
(2) Warehouse storage and warehouse services metrics exclude managed sites.
Non-same warehouse revenues increased $41 million, or 34.7%, compared to the six months ended June 30, 2024, including approximately $57 million from acquisitions and $10 million from recently completed greenfield and expansion projects, partially offset by a $26 million net decrease from other non-same warehouse sites.
Non-same warehouse cost of operations increased $32 million, or 40.5%, compared to the six months ended June 30, 2024, including approximately $39 million from acquisitions and $4 million from recently completed greenfield and expansion projects, partially offset by a $11 million net decrease from other non-same warehouse sites, including closed facilities.

Global Integrated Solutions Segment
The following table presents the operating results of our global integrated solutions segment for the six months ended June 30, 2025 and 2024.

	Six Months Ended June 30,
	2025	2024	Change
	(in millions)
Global Integrated Solutions segment revenues	$728	$731	(0.4)%
Global Integrated Solutions segment cost of operations(1)	603	609	(1.0)%
Global Integrated Solutions segment NOI	$125	$122	2.5%
Global Integrated Solutions margin	17.2%	16.7%	50	bps

(1) Cost of operations excludes $2 million of stock-based compensation expense and related employer-paid payroll taxes for the six months ended June 30, 2025.
Global integrated solutions segment revenues were $728 million for the six months ended June 30, 2025, a decrease of $3 million, or 0.4%, compared to $731 million for the six months ended June 30, 2024. The decrease was primarily due to lower transportation volumes, partially offset by higher redistribution and direct-to-consumer volumes. In addition, the foreign currency translation of revenues earned by our foreign operations had a $3 million favorable impact compared to the six months ended June 30, 2024.
Global integrated solutions segment cost of operations was $603 million for the six months ended June 30, 2025, a decrease of $6 million, or 1.0%, compared to $609 million for the six months ended June 30, 2024. The decrease was due to lower transportation volumes and cost control measures. The foreign currency translation of cost of operations from our foreign operations had a $3 million unfavorable impact compared to the six months ended June 30, 2024.
Global integrated solutions segment NOI was $125 million for the six months ended June 30, 2025, an increase of $3 million, or 2.5%, compared to $122 million for the six months ended June 30, 2024. Foreign currency translation had a net impact of less than $1 million compared to six months ended June 30, 2024.
Other Consolidated Operating Expenses

	Six Months Ended June 30,		Change
	2025	2024	%
	(in millions)
Other consolidated operating expense:
Depreciation and amortization expense	$436	$430	1.4%
General and administrative expense	$297	$251	18.3%
Acquisition, transaction, and other expense	$52	$20	n.m.
Restructuring, impairment, and (gain) loss on disposals	$(18)	$15	n.m.
Depreciation and amortization expense. Depreciation and amortization expense was $436 million for the six months ended June 30, 2025, an increase of $6 million, or 1.4%, compared to $430 million for the six months ended June 30, 2024. The increase was primarily due to acquisitions and greenfield and expansion projects.
General and administrative expense. General and administrative expenses were $297 million for the six months ended June 30, 2025, an increase of $46 million, or 18.3%, compared to $251 million for the six months ended June 30, 2024. The increase was primarily due to $48 million of additional stock-based compensation expense driven by the restructuring of our equity compensation plans in conjunction with becoming a public company. For the six months ended June 30, 2025 and 2024, general and administrative expenses were 11.2% and 9.4% of total revenues, respectively, with the increase primarily driven by the stock-based compensation expense mentioned above.
Acquisition, transaction, and other expense. Acquisition, transaction, and other expenses were $52 million for the six months ended June 30, 2025, an increase of $32 million compared to $20 million for the six months ended June 30, 2024. The increase was primarily due to fair value adjustments related to Put Options issued in connection with our IPO and the recognition of stock-based compensation expense related to one-time awards associated with the IPO. For further detail on costs associated with our IPO and stock-based compensation, see Note 2, Capital structure and noncontrolling interests and Note 15, Stock-based compensation to the condensed consolidated financial statements included in this Quarterly Report.
Restructuring, impairment, and (gain) loss on disposals. Restructuring, impairment, and (gain) loss on disposals were a net gain of $18 million for the six months ended June 30, 2025, a decrease of $33 million compared to net expenses of $15 million for the six months ended June 30, 2024. The decrease primarily related to the (gain) loss associated with a fire which occurred in April 2024 at the Company’s warehouse in Kennewick, Washington, further discussed below.
The six months ended June 30, 2025 included a net gain of $37 million related to the Kennewick, Washington fire, primarily from $38 million of insurance reimbursement. The six months ended June 30, 2024 included a net loss of $1 million related to the fire, consisting of a $24 million loss of carrying value of the impaired assets and $9 million of clean-up costs, partially offset by insurance reimbursement of $32 million (see Note 17, Commitments and contingencies in our condensed consolidated financial statements included in this Quarterly Report for details).
Other Income (Expense)
The following table presents other items of income and expense for the six months ended June 30, 2025 and 2024.

	Six Months Ended June 30,		Change
	2025	2024	%
	(in millions)
Other income (expense):
Interest expense, net	$(127)	$(287)	(55.7)%
Gain (loss) on extinguishment of debt	$—	$(7)	n.m.
Gain (loss) on foreign currency transactions, net	$42	$(9)	n.m.
Equity income (loss), net of tax	$(1)	$(3)	(66.7)%
Other nonoperating income (expense), net	$1	$—	n.m.
Interest (expense), net. We reported net interest expense of $127 million for the six months ended June 30, 2025, a decrease of $160 million, or 55.7%, compared to $287 million for the six months ended June 30, 2024. The average effective interest rate of our outstanding debt was 4.3% for the six months ended June 30, 2025, a decrease from 6.4% for the six months ended June 30, 2024, due to lower average borrowings after substantial debt repayments with IPO proceeds during the second half of 2024. As a result of this repayment, the notional value of our hedging instruments represents a larger proportion of our overall borrowings. When taking into account income (expense) generated from hedging instruments, the average effective interest rate of our outstanding debt was 2.9% for the six months ended June 30, 2025, a decrease from 5.3% for the six months ended June 30, 2024. For additional information regarding our net interest expense, see Note 11, Interest expense in our condensed consolidated financial statements included in this Quarterly Report.
Gain (loss) on extinguishment of debt. There was no gain (loss) on debt extinguishment recognized for the six months ended June 30, 2025. We recognized a loss on debt extinguishment of $7 million for the six months ended June 30, 2024, as a result of the February 2024 refinancing of the Credit Agreement. For additional information regarding our debt, see Note 9, Debt in our condensed consolidated financial statements included in this Quarterly Report.
Gain (loss) on foreign currency transactions, net. We reported a net foreign currency exchange gain of $42 million for the six months ended June 30, 2025 compared to a net loss of $9 million for the six months ended June 30, 2024. The change in foreign currency exchange gain (loss) was due to changes in foreign currency exchange rates against the U.S. dollar, with the largest impacts driven by the euro.
Equity income (loss), net of tax. We reported a net loss from equity method investments of $1 million for the six months ended June 30, 2025, as compared to $3 million net loss for the six months ended June 30, 2024. The decrease in net loss was primarily related to our investment in Emergent Cold LatAm Holdings, LLC.
Other nonoperating income (expense), net. We reported $1 million of other nonoperating income for the six months ended June 30, 2025, compared to net income (expense) of less than $1 million for the six months ended June 30, 2024.

Income Tax Expense (Benefit)
Income tax expense for the six months ended June 30, 2025 was $1 million, an increase of $4 million from an income tax benefit of $3 million for the six months ended June 30, 2024. The tax expense in 2025 was principally created by the tax-effect of pre-tax earnings in various jurisdictions and nondeductible stock-based compensation, reduced by tax adjustments related to REIT activity. The tax benefit in 2024 was principally created by the tax-effect of pre-tax earnings in various jurisdictions, tax adjustments related to REIT activity, and withholding taxes paid in various jurisdictions. Our income taxes are discussed in more detail in Note 8, Income taxes to the condensed consolidated financial statements included in this Quarterly Report.
Non-GAAP Financial Measures
We use the following non-GAAP financial measures as supplemental performance measures of our business: segment NOI, FFO, Core FFO, Adjusted FFO, EBITDA, EBITDAre, and Adjusted EBITDA. We also use same warehouse and non-same warehouse metrics described above.
We calculate total segment NOI (or “NOI”) as our total revenues less our cost of operations (excluding any depreciation and amortization, general and administrative expense, stock-based compensation expense and related employer-paid payroll taxes from grants under our equity incentive plans, restructuring and impairment expense, gain and loss on sale of assets, and acquisition, transaction, and other expense). We use segment NOI to evaluate our segments for purposes of making operating decisions and assessing performance in accordance with ASC 280, Segment Reporting. We believe segment NOI is helpful to investors as a supplemental performance measure to net income because it assists both investors and management in understanding the core operations of our business. There is no industry definition of segment NOI and, as a result, other REITs may calculate segment NOI or other similarly-captioned metrics in a manner different than we do.
The table below reconciles total segment NOI to net income (loss), which is the most directly comparable financial measure calculated in accordance with GAAP, in each case for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Net income (loss)	$(7)	$(80)	$(7)	$(128)
Stock-based compensation expense and related employer-paid payroll taxes in cost of operations	5	—	6	—
General and administrative expense	143	127	297	251
Depreciation expense	170	164	328	322
Amortization expense	54	55	108	108
Acquisition, transaction, and other expense	37	12	52	20
Restructuring, impairment, and (gain) loss on disposals	3	15	(18)	15
Equity (income) loss, net of tax	(3)	1	1	3
(Gain) loss on foreign currency transactions, net	(26)	(2)	(42)	9
Interest expense, net	67	148	127	287
(Gain) loss on extinguishment of debt	—	—	—	7
Other nonoperating (income) expense, net	(1)	—	(1)	—
Income tax expense (benefit)	(7)	7	1	(3)
Total segment NOI	$435	$447	$852	$891

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
We also calculate our Adjusted EBITDA as EBITDAre further adjusted for the effects of gain or loss on the sale of non-real estate assets, gain or loss on the destruction of property (net of insurance proceeds), other nonoperating income or expense, acquisition, restructuring, and other expense, foreign currency exchange gain or loss, stock-based compensation expense and related employer-paid payroll taxes from grants under our equity incentive plans, loss or gain on debt extinguishment and modification, impairment of investments in non-real estate, technology transformation, and reduction in EBITDAre from partially owned entities. We believe that the presentation of Adjusted EBITDA provides a measurement of our operations that is meaningful to investors because it excludes the effects of certain items that are otherwise included in EBITDAre but which we do not believe are indicative of our core business operations. EBITDAre and Adjusted EBITDA are not measurements of financial performance under GAAP, and our EBITDAre and Adjusted EBITDA may not be comparable to similarly titled measures of other companies. You should not consider our EBITDAre and Adjusted EBITDA as alternatives to net income or cash flows from operating activities determined in accordance with GAAP. Our calculations of EBITDAre and Adjusted EBITDA have limitations as analytical tools, including the following:
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

The table below reconciles EBITDA, EBITDAre, and Adjusted EBITDA to net income (loss), which is the most directly comparable financial measure calculated in accordance with GAAP, in each case for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Net income (loss)	$(7)	$(80)	$(7)	$(128)
Adjustments:
Depreciation and amortization expense	224	219	436	430
Interest expense, net	67	148	127	287
Income tax expense (benefit)	(7)	7	1	(3)
EBITDA	$277	$294	$557	$586
Adjustments:
Net loss (gain) on sale of real estate assets	3	3	3	3
Impairment write-downs on real estate property	—	5	—	5
Allocation of EBITDAre of noncontrolling interests	(1)	—	(1)	(1)
EBITDAre	$279	$302	$559	$593
Adjustments:
Net (gain) loss on sale of non-real estate assets	—	(1)	(2)	(2)
Other nonoperating (income) expense, net	(1)	—	(1)	—
Acquisition, restructuring, and other	48	17	65	26
Technology transformation	7	7	12	10
(Gain) loss on property destruction	(13)	1	(37)	1
(Gain) loss on foreign currency exchange transactions, net	(26)	(2)	(42)	9
Stock-based compensation expense and related employer-paid payroll taxes	30	6	70	11
(Gain) loss on extinguishment of debt	—	—	—	7
Non-real estate impairment	—	—	1	—
Allocation related to unconsolidated JVs	2	4	5	5
Allocation adjustments of noncontrolling interests	—	—	—	1
Adjusted EBITDA	$326	$334	$630	$661

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
We calculate adjusted funds from operations, or Adjusted FFO, as Core FFO adjusted for the effects of amortization of deferred financing costs, amortization of debt discount/premium amortization of above or below market leases, straight-line net operating rent, provision or benefit from deferred income taxes, stock-based compensation expense and related employer-paid payroll taxes from grants under our equity incentive plans, non-real estate depreciation and amortization, non-real estate finance lease ROU asset amortization, and recurring maintenance capital expenditures. We also adjust for Adjusted FFO attributable to our share of reconciling items of partially owned entities. We believe that Adjusted FFO is helpful to investors as a meaningful supplemental comparative performance measure of our ability to make incremental capital investments in our business and to assess our ability to fund distribution requirements from our operating activities.
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

The table below reconciles FFO, Core FFO, and Adjusted FFO to net income (loss), which is the most directly comparable financial measure calculated in accordance with GAAP, in each case for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Net income (loss)	$(7)	$(80)	$(7)	$(128)
Adjustments:
Real estate depreciation	94	91	179	176
In-place lease intangible amortization	1	3	2	5
Net loss (gain) on sale of real estate assets	3	3	3	3
Impairment write-downs on real estate property	—	5	—	5
Real estate depreciation, (gain) loss on sale of real estate and real estate impairments on unconsolidated JVs	—	—	1	1
Allocation of noncontrolling interests	—	—	—	(1)
FFO	$91	$22	$178	$61
Adjustments:
Net (gain) loss on sale of non-real estate assets	—	(1)	(2)	(2)
Finance lease ROU asset amortization - real estate related	18	18	36	36
Non-real estate impairment	—	—	1	—
Other nonoperating (income) expense, net	(1)	—	(1)	—
Acquisition, restructuring, and other	52	18	72	27
Technology transformation	7	7	12	10
(Gain) loss on property destruction	(13)	1	(37)	1
(Gain) loss on foreign currency transactions, net	(26)	(2)	(42)	9
(Gain) loss on extinguishment of debt	—	—	—	7
Core FFO	$128	$63	$217	$149
Adjustments:
Non-real estate depreciation and amortization	103	101	203	201
Finance lease ROU asset amortization - non-real estate	8	6	16	13
Amortization of deferred financing costs and discount on debt	3	5	6	11
Amortization of debt discount / premium	—	—	(1)	—
Deferred income taxes expense (benefit)	(20)	(1)	(9)	(24)
Straight line net operating rent	(1)	—	—	(2)
Amortization of above / below market leases	—	(1)	—	(1)
Stock-based compensation expense and related employer-paid payroll taxes	30	6	70	11
Recurring maintenance capital expenditures	(42)	(48)	(74)	(78)
Allocation related to unconsolidated JVs	1	2	2	3
Allocation of noncontrolling interests	1	3	—	1
Adjusted FFO	$211	$136	$430	$284

Liquidity and Capital Resources
As of June 30, 2025, we had $81 million of cash and cash equivalents and $1.4 billion available under our Revolving Credit Facility (net of outstanding standby letters of credit in the amount of $65 million, which reduce availability). We currently expect that our principal sources of funding will include:
•current cash balances;
•cash flows from operations;
•our credit facilities; and
•other forms of debt financings and equity offerings.
Our liquidity requirements and capital commitments primarily consist of:
•operating activities and overall working capital;
•capital expenditures;
•development and acquisition activities;
•capital contributions;
•debt service obligations; and
•stockholder distributions.
As of June 30, 2025, we expect that our funding sources as noted above will be adequate to meet our short-term liquidity requirements and capital commitments for the next twelve months. For more information regarding our debt facilities, refer to Note 9, Debt in the condensed consolidated financial statements included in this Quarterly Report. We expect to utilize the same sources of capital we will rely on to meet our short-term liquidity requirements to also meet our long-term liquidity requirements, which include funding our operating activities, our debt service obligations and stockholder distributions, and our future development and acquisition activities.
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
The board of directors of the Company declared a quarterly cash dividend of $0.5275 per share of common stock for the fourth quarter of 2024, which was paid on January 21, 2025. The board of directors of the Company also declared a quarterly cash dividend of $0.5275 per share of common stock for the first quarter of 2025. The dividend was payable to shareholders of record as of March 31, 2025 and was paid on April 21, 2025. The board of directors of the Company also declared a quarterly cash dividend of $0.5275 per share of common stock for the second quarter of 2025. The dividend was payable to shareholders of record as of June 30, 2025 and was paid on July 21, 2025.

Outstanding Indebtedness
The following table summarizes our outstanding indebtedness as of June 30, 2025 (in millions):

As of June 30,
2025
Fixed rate	$2,710
Variable rate—unhedged	582
Variable rate—hedged	2,500
Total debt	$5,792

Percent of total debt:
Fixed rate	46.8%
Variable rate—unhedged	10.0%
Variable rate—hedged	43.2%
The variable rate debt shown above bears interest at interest rates based on various one-month rates of which SOFR is the most significant, depending on the respective agreement governing the debt, including our Revolving Credit Facility and Term Loan A. As of June 30, 2025, our debt had a weighted average term to maturity of approximately 3.5 years, assuming exercise of extension options.
For further information regarding outstanding indebtedness, please see Note 9, Debt in the condensed consolidated financial statements included in this Quarterly Report.
Offering of 5.25% Notes
On June 17, 2025, Lineage OP, LP (the “operating partnership” or “OP”) issued $500 million aggregate principal amount of 5.25% senior notes due July 15, 2030 (the “5.25% Notes”). The 5.25% Notes are fully and unconditionally guaranteed by Lineage, Inc., Lineage Logistics Holdings, LLC, and certain other subsidiaries of the Company that guarantee or are otherwise obligated in respect of the Credit Agreement (other than the Operating Partnership and any excluded subsidiaries, collectively, the “Guarantors,” as detailed in Exhibit 4.2 to this Form 10-Q). The Company’s other subsidiaries do not guarantee the 5.25% Notes (collectively, “Non-Guarantor Subsidiaries”). Interest on the notes will be paid semi-annually on January 15 and July 15 of each year, commencing January 15, 2026. The 5.25% Notes were issued at 98.991% of par.
The 5.25% Notes are the Operating Partnership’s senior unsecured obligations and rank equally in right of payment with all of its other existing and future senior unsecured indebtedness. The guarantees are direct, senior unsecured obligations of each of the Guarantors and rank equally in right of payment with all senior unsecured indebtedness and guarantees of such Guarantors. The 5.25% Notes and each guarantee of the 5.25% Notes is effectively subordinated in right of payment to: all existing and future secured indebtedness and secured guarantees of the OP or such Guarantor (to the extent of the value of the collateral securing such indebtedness and guarantees); all existing and future indebtedness and other liabilities, whether secured or unsecured, of the Non-Guarantor Subsidiaries and of any entity the OP or such Guarantor accounts for using the equity method of accounting; and all existing and future preferred equity not owned by the OP or such Guarantor in Non-Guarantor Subsidiaries and in any entity the OP or such Guarantor accounts for using the equity method of accounting.
The Operating Partnership may redeem the 5.25% Notes in whole or in part, at any time and from time to time, prior to June 15, 2030, at the Operating Partnership’s option and sole discretion, at a redemption price equal to the greater of: (i) the sum of the present values of the remaining scheduled payments of principal and interest thereon (as calculated pursuant to the terms of the indenture governing the 5.25% Notes); and (ii) 100% of the principal amount of the notes being redeemed, plus, in either case, accrued and unpaid interest thereon to, but excluding, the redemption date. On or after June 15, 2030, the Operating Partnership may redeem the 5.25% Notes, in whole or in part, at any time and from time to time, at a redemption price equal to 100% of the principal amount of the 5.25% Notes being redeemed plus accrued and unpaid interest thereon to, but excluding, the redemption date.
The net proceeds from the 5.25% Notes issuance were approximately $490 million and were used to repay a portion of the outstanding balance on the Revolving Credit Facility.

Senior Unsecured Notes Series
Refer to Note 9, Debt in our condensed consolidated financial statements included in this Quarterly Report for details of outstanding Senior Unsecured Notes Series.
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
Our credit loss expense related to customer receivables was $2 million and $2 million for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025 and December 31, 2024, we maintained allowances for uncollectible balances of $10 million and $10 million, respectively, which we believed to be adequate.
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
The following table sets forth our recurring maintenance capital expenditures for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
(in millions)
Global warehousing	$35	$34	$64	$54
Global integrated solutions	4	4	5	9
Information technology and other	3	10	5	15
Maintenance capital expenditures	$42	$48	$74	$78
Repair and Maintenance Expenses
Repair and maintenance expenses are incurred when assets need repair or replacement and do not qualify as capital expenditures. If the work does not materially extend the useful life of the asset or the asset value is less than a de minimis threshold, it would be recorded as an operating expense under repair and maintenance expenses, included primarily in Cost of operations on the condensed consolidated statements of operations and comprehensive income (loss). Examples include ordinary repairs on roofs, racking, refrigeration, and material handling equipment. Project-related expenses are excluded.

The following table sets forth our repair and maintenance expenses for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
(in millions)
Global warehousing	$38	$36	$72	$69
Global integrated solutions	15	13	28	27
Repair and maintenance expenses	$53	$49	$100	$96
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
The following table sets forth our integration capital expenditures for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
(in millions)
Global warehousing	$15	$10	$23	$18
Global integrated solutions	—	1	—	1
Information technology and other	3	4	7	13
Integration capital expenditures	$18	$15	$30	$32
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
The following table sets forth our external growth capital investments for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
(in millions)
Acquisitions, including equity issued and net of cash acquired and adjustments (1)	$439	$14	$439	$73
Greenfield and expansion expenditures	53	95	90	131
Energy and economic return initiatives	25	25	41	47
Information technology transformation and growth initiatives	18	15	32	27
External growth capital investments	$535	$149	$602	$278

(1) Excludes buildings and land acquired through exercise of finance lease purchase options, where amount paid did not exceed the finance lease liability.
We completed five acquisitions during the three and six months ended June 30, 2025 and one and two acquisitions during the three and six months ended June 30, 2024, respectively. Refer to Note 4, Business combinations and asset acquisitions in our condensed consolidated financial statements included in this Quarterly Report for more information regarding current period business combinations and asset acquisitions. The greenfield and expansion expenditures related primarily to projects that remained under construction as of the respective period end, with a notable expansion at the Hobart, IN cold storage facility during the six months ended June 30, 2025 and the fully automated cold storage warehouse in Hazleton, PA during the six months ended June 30, 2024. Energy and economic return initiatives included corporate initiatives and smaller customer-driven growth projects. Information technology transformation and growth initiatives included spending on our patented LinOS technology.
Historical Cash Flows
The following summary discussion of our cash flows is based on the condensed consolidated statements of cash flows included in this Quarterly Report.

	Six Months Ended June 30,
	2025	2024
	(in millions)
Net cash provided by operating activities	$397	$260
Net cash used in investing activities	$(718)	$(398)
Net cash provided by financing activities	$226	$144
Operating Activities
For the six months ended June 30, 2025, our net cash provided by operating activities was $397 million, compared to $260 million for the six months ended June 30, 2024. The increase was primarily due to a decrease in net loss, most notably from lower interest expense, and non-cash items. The change in non-cash items for the six months ended June 30, 2025 was primarily driven by $69 million of stock-based compensation, $28 million in Put Options fair value adjustments, $40 million gain on insurance recoveries, and $42 million gain on foreign currency transactions.

Investing Activities
For the six months ended June 30, 2025, cash used in investing activities was $718 million. This was driven by $439 million in acquisitions, net of cash acquired, and $314 million in purchases of property, plant, and equipment, primarily for growth capital expenditures. This was partially offset by $38 million of insurance proceeds related to a fire which occurred at the Company’s warehouse in Kennewick, Washington in 2024 (see Note 17, Commitments and contingencies in our condensed consolidated financial statements included in this Quarterly Report for details) and $6 million in proceeds from the sale of assets. In addition, we invested $7 million in our equity method investee Emergent Cold LatAm Holdings, LLC.
For the six months ended June 30, 2024, cash used in investing activities was $398 million. This was driven by $333 million in purchases of property, plant, and equipment, primarily for growth capital expenditures. In addition, we invested $73 million in the acquisition of Entrepôt du Nord Inc and $13 million in Emergent Cold LatAm Holdings, LLC.
Financing Activities
Our net cash provided by financing activities was $226 million for the six months ended June 30, 2025. Cash provided by financing activities during 2025 was primarily driven by $495 million of proceeds from issuance of bonds and $204 million of net borrowings on revolving credit lines. These inflows were offset by $268 million of dividends and other distributions, $156 million of repayments of long-term debt and finance leases, $88 million of which was related to the Houston, Texas lease purchase, and $28 million of redemption of redeemable noncontrolling interest.
Our net cash provided by financing activities was $144 million for the six months ended June 30, 2024. Cash provided by financing activities during 2024 consisted primarily of $1,231 million of net borrowings on revolving credit lines. The inflows were offset by $860 million net for repayments of long-term debt and finance leases, $123 million for distributions, $44 million for financing fees, and $25 million for redemption of common stock.
Supplemental Guarantor Financial Information
On June 17, 2025, the OP issued $500 million aggregate principal amount of the 5.25% Notes. The 5.25% Notes are fully and unconditionally guaranteed by Lineage, Inc., Lineage Logistics Holdings, LLC, and certain other subsidiaries of the Company that guarantee or are otherwise obligated in respect of the Credit Agreement (other than the Operating Partnership and any excluded subsidiaries, collectively, the“Guarantors,” as detailed in Exhibit 4.2 to this Form 10-Q). The Company’s other subsidiaries do not guarantee the 5.25% Notes (collectively, “Non-Guarantor Subsidiaries”). Refer to Note 9, Debt in our condensed consolidated financial statements included in this Quarterly Report for additional information regarding the 5.25% Notes.
The following tables present summarized financial information for the Guarantors and the OP on a combined basis, after the elimination of (a) intercompany transactions and balances between all the Guarantors entities and the OP and (b) equity in earnings from and investments in the Non-Guarantor Subsidiaries.

	June 30,	December 31,
Summarized Balance Sheet Data (in millions)	2025	2024
Total current assets	$349	$388
Amounts due from non-guarantor subsidiaries	$14,338	$12,764
Total noncurrent assets	$4,653	$4,504

Total current liabilities	$634	$713
Amounts due to non-guarantor subsidiaries	$12,891	$11,283
Total noncurrent liabilities	$5,311	$4,519
Redeemable noncontrolling interests	$—	$32
Noncontrolling interests	$1,009	$999

	Six Months Ended	Year Ended
	June 30,	December 31,
Summarized Statement of Operations Data (in millions)	2025	2024
Net revenues from external customers	$960	$1,994
Cost of operations	$(710)	$(1,445)
Net revenue and cost of operations charges with non-guarantor subsidiaries	$72	$330
Income (loss) from operations	$(58)	$(365)
Net income (loss)	$(148)	$(671)
Net income (loss) attributable to the combined guarantor entities	$(148)	$(585)
The 5.25% Notes and each guarantee of the 5.25% Notes is effectively subordinated in right of payment to: all existing and future secured indebtedness and secured guarantees of the OP or such Guarantor (to the extent of the value of the collateral securing such indebtedness and guarantees); all existing and future indebtedness and other liabilities, whether secured or unsecured, of the Non-Guarantor Subsidiaries and of any entity the OP or such Guarantor accounts for using the equity method of accounting; and all existing and future preferred equity not owned by the OP or such Guarantor in Non-Guarantor Subsidiaries and in any entity the OP or such Guarantor accounts for using the equity method of accounting.

As of June 30, 2025, entities that are direct borrowers, guarantors, or otherwise obligated in respect the Credit Agreement had an aggregate of $20,011 million of assets and were direct borrowers, guarantors or otherwise obligated in respect of an aggregate of $5,280 million of indebtedness, in each case, excluding intercompany investments and obligations. As of June 30, 2025, the OP and the Guarantors had an aggregate of $19,340 million of assets and were direct borrowers in respect of $5,103 million of indebtedness, in each case, excluding intercompany investments and obligations.
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
As of June 30, 2025, we had $3,001 million of variable-rate debt under our revolver and term loan agreements, primarily bearing interest at Adjusted Term SOFR of 4.6%, plus a margin of 92.5 basis points (refer to Note 9, Debt to our condensed consolidated financial statements for details of the entire balance by currency and rate). We have entered into interest rate hedges to effectively lock in the floating rates on $2,500 million of our variable-rate debt at a weighted average rate of 1.40% plus a margin of 92.5 basis points. These hedges include swapping $1,000 million of borrowings under the Term Loan A to a weighted average fixed interest rate of 0.49% plus a margin of 92.5 basis points through 2025 and 2% caps (plus margin) totaling $1,500 million on other variable-rate debt that expire in January 2026. As a result, our exposure to changes in interest rates as of June 30, 2025 primarily consists of our $582 million of unhedged variable rate debt. As of June 30, 2025, a 100 basis point increase in market interest rates would result in an increase in interest expense to service our variable-rate debt of approximately $6 million on an annualized basis. A 100 basis point decrease in market interest rates would result in a decrease in interest of approximately $6 million on an annualized basis.
We continue to evaluate our alternatives in advance of the expiration of the above-described hedges. During the three months ended June 30, 2025, we executed forward-starting hedges which will effectively lock in the floating rates on $750 million of our variable-rate debt by swapping $750 million of borrowings under the Revolving Credit Facility to a weighted average fixed interest rate of 3.2% plus a margin of 92.5 basis points through February 2028.
Foreign Currency Risk
We are exposed to foreign currency exchange variability related to investments in and earnings from our foreign subsidiaries, as the revenues and expenses of these subsidiaries are typically generated in the currencies of the countries in which they operate. Foreign currency market risk is the possibility that our results of operations or financial position could be better or worse than planned because of changes in foreign currency exchange rates. When the local currencies in these countries decline relative to our reporting currency, the U.S. dollar, our consolidated revenues, segment NOI margins, and net investment in properties and operations outside the United States decrease. The impact of currency fluctuations on our earnings is partially mitigated by the fact that most operating and other expenses are also incurred and paid in the local currency. The impact of devaluation or depreciating currency on an entity depends on the residual effect on the local economy and the ability of an entity to raise prices and/or reduce expenses. Due to our constantly changing currency exposure and the potential substantial volatility of currency exchange rates, we cannot predict the effect of exchange rate fluctuations on our business. As a result, changes in the relation of the currency of our international operations to U.S. dollars may also affect the book value of our assets and the amount of total equity. Such foreign currency exposure as of June 30, 2025 was not materially different from what we disclosed in our 2024 Annual Report in Form 10-K.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on such evaluation, our CEO and CFO have concluded that our disclosures controls and procedures were effective as of June 30, 2025 at a reasonable assurance level. Such disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting identified during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

Part II - Other Information
Item 1. Legal Proceedings
The Company, from time to time and in the normal course of business, is party to various claims, lawsuits, arbitrations, and regulatory actions. Refer to Note 17, Commitments and contingencies in the condensed consolidated financial statements included in this Quarterly Report for details of legal proceedings in which the Company is involved. Other than the St. Clair Lawsuit (as defined in Note 17), in the opinion of management, we are not currently party to any legal proceedings that would have a material impact on our business, financial condition, or results of operations, nor is a property of the Company subject to any material pending legal proceedings.
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in “Risk Factors” included in our 2024 Annual Report in Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
There were no share repurchases by us during the three months ended June 30, 2025.
Unregistered Sales of Equity Securities
The following table sets forth all unregistered sales of securities made by us during the three months ended June 30, 2025:

Date	Securities Issued	Purchaser	Consideration	Exemption From Registration
April 15, 2025	50,104 shares of common stock	Certain investors in Lineage OP, LP	Certain partnership common units in Lineage OP, LP	Section 4(a)(2)
April 17, 2025	22,664 shares of common stock	Certain investor in Lineage OP, LP	Certain partnership common units in Lineage OP, LP	Section 4(a)(2)
April 30, 2025	54,418 shares of common stock	Certain investors in Lineage OP, LP	Certain partnership common units in Lineage OP, LP	Section 4(a)(2)
May 2, 2025	12,422 shares of common stock	Certain investor in Lineage OP, LP	Certain partnership common units in Lineage OP, LP	Section 4(a)(2)
May 8, 2025	17,737 shares of common stock	Certain investor in Lineage OP, LP	Certain partnership common units in Lineage OP, LP	Section 4(a)(2)
May 19, 2025	30,000 shares of common stock	Certain investor in Lineage OP, LP	Certain partnership common units in Lineage OP, LP	Section 4(a)(2)
June 20, 2025	7,095 shares of common stock	Certain investors in Lineage OP, LP	Certain partnership common units in Lineage OP, LP	Section 4(a)(2)
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended June 30, 2025, as such terms are defined in Item 408 of Regulation S-K.

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
4.1
Indenture, dated as of June 17, 2025, among Lineage OP, LP, Lineage, Inc. and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on June 17, 2025)

4.2
First Supplemental Indenture, dated as of June 17, 2025, among Lineage OP, LP, Lineage, Inc., the other guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee, including a form of 5.250% Senior Notes due 2030 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on June 17, 2025)

10.1†
Second Amended and Restated Employment Agreement by and between Lineage, Inc., Lineage Logistics Services, LLC, Lineage Logistics Holdings, LLC and Greg Lehmkuhl (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on April 21, 2025)

10.2†
Second Amended and Restated Employment Agreement by and between Lineage, Inc., Lineage Logistics Services, LLC, Lineage Logistics Holdings, LLC and Rob Crisci (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on April 21, 2025)

10.3†	Amended and Restated Lineage, Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on April 21, 2025)
10.4
Registration Rights Agreement, dated as of June 17, 2025, among Lineage OP, LP, Lineage, Inc., the other guarantors party thereto and J.P. Morgan Securities LLC, BofA Securities, Inc., Wells Fargo Securities, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on June 17, 2025)

10.5†
Form of 2025 Performance LTIP Unit Agreement (Amended and Restated 2024 Incentive Award Plan) (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, filed on April 30, 2025)

10.6†
Form of 2025 Performance RSU Agreement (Amended and Restated 2024 Incentive Award Plan) (incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, filed on April 30, 2025)

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
101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2025 is formatted in iXBRL (“eXtensible Business Reporting Language”): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations and comprehensive income (loss), (iii) condensed consolidated statements of redeemable noncontrolling interests and equity, (iv) condensed consolidated statements of cash flows and (v) the notes to condensed consolidated financial statements.

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

Lineage, Inc.
(Registrant)

August 6, 2025	/s/ Abigail Fleming
Date	(Signature)
Abigail Fleming
Chief Accounting Officer