Form 10-Q
period 2025-09-30
Lineage, Inc.
filed 2025-11-05
CIK 1868159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of October 30, 2025, the registrant had outstanding 228,289,625 shares of common stock.

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

Part I - Financial Information
Item 1. Financial Statements

LINEAGE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except par values)

	September 30,	December 31,
	2025	2024
	(Unaudited)
Assets
Current assets:
Cash, cash equivalents, and restricted cash	$75	$175
Accounts receivable, net	857	826
Inventories	167	187
Prepaid expenses and other current assets	183	97
Total current assets	1,282	1,285
Non-current assets:
Property, plant, and equipment, net	11,254	10,627
Finance lease right-of-use assets, net	1,113	1,254
Operating lease right-of-use assets, net	615	627
Equity method investments	131	124
Goodwill	3,473	3,338
Other intangible assets, net	1,116	1,127
Other assets	213	279
Total assets	$19,197	$18,661
Liabilities, Redeemable Noncontrolling Interests, and Equity
Current liabilities:
Accounts payable and accrued liabilities	$1,050	$1,220
Accrued dividends and distributions	135	134
Deferred revenue	84	83
Current portion of long-term debt, net	22	56
Total current liabilities	1,291	1,493
Non-current liabilities:
Long-term finance lease obligations	1,223	1,249
Long-term operating lease obligations	598	605
Deferred income tax liability	310	304
Long-term debt, net	5,925	4,906
Other long-term liabilities	465	410
Total liabilities	9,812	8,967
Commitments and contingencies (Note 17)
Redeemable noncontrolling interests	7	43
Stockholders’ equity:
Common stock, $0.01 par value per share – 500 authorized shares; 228 issued and outstanding at September 30, 2025 and December 31, 2024	2	2
Additional paid-in capital - common stock	10,821	10,764
Retained earnings (accumulated deficit)	(2,325)	(1,855)
Accumulated other comprehensive income (loss)	(115)	(273)
Total stockholders’ equity	8,383	8,638
Noncontrolling interests	995	1,013
Total equity	9,378	9,651
Total liabilities, redeemable noncontrolling interests, and equity	$19,197	$18,661
See accompanying notes to condensed consolidated financial statements.

LINEAGE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Unaudited)
Net revenues	$1,377	$1,335	$4,019	$4,001
Cost of operations	932	897	2,728	2,672
General and administrative expense	145	143	442	394
Depreciation expense	174	156	502	478
Amortization expense	56	54	164	162
Acquisition, transaction, and other expense	12	592	64	612
Restructuring, impairment, and (gain) loss on disposals	23	8	5	23
Total operating expense	1,342	1,850	3,905	4,341
Income from operations	35	(515)	114	(340)
Other income (expense):
Equity income (loss), net of tax	(2)	—	(3)	(3)
Gain (loss) on foreign currency transactions, net	(6)	14	36	5
Interest expense, net	(68)	(82)	(195)	(369)
Gain (loss) on extinguishment of debt	(3)	(6)	(3)	(13)
Other nonoperating income (expense), net	(57)	1	(56)	1
Total other income (expense), net	(136)	(73)	(221)	(379)
Net income (loss) before income taxes	(101)	(588)	(107)	(719)
Income tax expense (benefit)	11	(45)	12	(48)
Net income (loss)	(112)	(543)	(119)	(671)
Less: Net income (loss) attributable to noncontrolling interests	(12)	(58)	(13)	(78)
Net income (loss) attributable to Lineage, Inc.	(100)	(485)	(106)	(593)

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on foreign currency hedges and interest rate hedges	(15)	(46)	(46)	(56)
Foreign currency translation adjustments	(25)	115	223	29
Comprehensive income (loss)	(152)	(474)	58	(698)
Less: Comprehensive income (loss) attributable to noncontrolling interests	(16)	(50)	6	(81)
Comprehensive income (loss) attributable to Lineage, Inc.	$(136)	$(424)	$52	$(617)

Basic earnings (loss) per share	$(0.44)	$(2.44)	$(0.46)	$(3.54)
Diluted earnings (loss) per share	$(0.44)	$(2.44)	$(0.46)	$(3.54)

Weighted average common shares outstanding:
Basic	228	210	228	178
Diluted	228	210	228	178
See accompanying notes to condensed consolidated financial statements.

LINEAGE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY (Unaudited)

	Redeemable noncontrolling interests	Common Stock			Series A preferred stock	Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total equity
(in millions, except per share amounts)		Number of shares	Amount at par value	Additional paid-in capital
Balance as of December 31, 2023	$349	162	$2	$5,961	$1	$(879)	$(34)	$622	$5,673
Distributions	(1)	—	—	—	—	—	—	(12)	(12)
Stock-based compensation	—	—	—	3	—	—	—	2	5
Other comprehensive income (loss)	—	—	—	—	—	—	(63)	(8)	(71)
Redemption of redeemable noncontrolling interests	(6)	—	—	—	—	—	—	—	—
Redemption of common stock	—	—	—	(25)	—	—	—	—	(25)
Expiration of redemption option	(92)	—	—	65	—	—	—	27	92
Redeemable noncontrolling interest redemption value adjustment	6	—	—	(6)	—	—	—	—	(6)
Net income (loss)	—	—	—	—	—	(40)	—	(8)	(48)
Reallocation of noncontrolling interests	—	—	—	(7)	—	—	—	7	—
Balance as of March 31, 2024	256	162	2	5,991	1	(919)	(97)	630	5,608
Common stock issuances, net of equity raise costs	—	—	—	1	—	—	—	—	1
Distributions	—	—	—	—	—	—	—	(12)	(12)
Stock-based compensation	—	—	—	4	—	—	—	2	6
Other comprehensive income (loss)	—	—	—	—	—	—	(22)	(3)	(25)
Redeemable noncontrolling interest redemption value adjustment	4	—	—	(4)	—	—	—	—	(4)
Accretion of redeemable noncontrolling interests	2	—	—	(2)	—	—	—	—	(2)
Net income (loss)	—	—	—	—	—	(68)	—	(12)	(80)
Reallocation of noncontrolling interests	—	—	—	(9)	—	—	—	9	—
Balance as of June 30, 2024	262	162	2	5,981	1	(987)	(119)	614	5,492
Common stock issuances, net of equity raise costs	—	65	—	4,873	—	—	—	—	4,873
Assumption of the Put Option liability	—	—	—	—	—	(103)	—	—	(103)
Dividends ($0.38 per common share) and other distributions ($0.38 per OP Unit and OPEU)	—	—	—	—	—	(87)	—	(13)	(100)
Stock-based compensation	—	2	—	147	—	—	—	13	160
Withholding of common stock for employee taxes	—	(1)	—	(46)	—	—	—	—	(46)
Other comprehensive income (loss)	—	—	—	—	—	—	61	8	69
Conversion of Management Profits Interests Class C units	—	—	—	(61)	—	—	—	61	—
Redemption of preferred shares and OPEUs	—	—	—	(46)	(1)	—	—	(29)	(76)
Reimbursement of Advance Distributions	—	—	—	—	—	—	—	198	198
Reclassification of the Preference Shares	(229)	—	—	(22)	—	—	—	—	(22)
Issuance of OPEUs and settlement of Class D Units	—	—	—	114	—	—	—	73	187
Redeemable noncontrolling interest redemption value adjustment	4	—	—	(4)	—	—	—	—	(4)
Accretion of redeemable noncontrolling interests	3	—	—	(3)	—	—	—	—	(3)
Net income (loss)	(1)	—	—	—	—	(485)	—	(57)	(542)
Reallocation of noncontrolling interests	—	—	—	(189)	—	—	—	189	—
Balance as of September 30, 2024	$39	228	$2	$10,744	$—	$(1,662)	$(58)	$1,057	$10,083
See accompanying notes to condensed consolidated financial statements.

LINEAGE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY (Unaudited)

	Redeemable noncontrolling interests	Common Stock			Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total equity
(in millions, except per share amounts)		Number of shares	Amount at par value	Additional paid-in capital
Balance as of December 31, 2024	$43	228	$2	$10,764	$(1,855)	$(273)	$1,013	$9,651
Dividends ($0.53 per common share) and other distributions ($0.53 per OP Unit and OPEU)	—	—	—	—	(121)	—	(14)	(135)
Stock-based compensation	—	—	—	19	—	—	21	40
Other comprehensive income (loss)	—	—	—	—	—	42	5	47
Redeemable noncontrolling interest redemption value adjustment	(2)	—	—	2	—	—	—	2
Net income (loss)	—	—	—	—	—	—	—	—
Reallocation of noncontrolling interests	—	—	—	6	—	—	(6)	—
Balance as of March 31, 2025	41	228	2	10,791	(1,976)	(231)	1,019	9,605
Dividends ($0.53 per common share) and other distributions ($0.53 per OP Unit and OPEU)	—	—	—	—	(121)	—	(13)	(134)
Stock-based compensation	—	1	—	22	—	—	7	29
Withholding of common stock for employee taxes	—	—	—	(10)	—	—	—	(10)
Other comprehensive income (loss)	—	—	—	—	—	152	18	170
Redemption of redeemable noncontrolling interests	(28)	—	—	—	—	—	—	—
Expiration of redemption option	(6)	—	—	—	—	—	6	6
Net income (loss)	—	—	—	—	(6)	—	(1)	(7)
Reallocation of noncontrolling interests	—	—	—	7	—	—	(7)	—
OP Units reclassification	—	—	—	7	—	—	(7)	—
Balance as of June 30, 2025	7	229	2	10,817	(2,103)	(79)	1,022	9,659
Dividends ($0.53 per common share) and other distributions ($0.53 per OP Unit and OPEU)	—	—	—	—	(122)	—	(15)	(137)
Stock-based compensation	—	—	—	21	—	—	17	38
Withholding of common stock for employee taxes	—	—	—	(2)	—	—	—	(2)
Other comprehensive income (loss)	—	—	—	—	—	(36)	(4)	(40)
Redemption of common stock	—	(1)	—	(28)	—	—	—	(28)
Net income (loss)	—	—	—	—	(100)	—	(12)	(112)
Reallocation of noncontrolling interests	—	—	—	10	—	—	(10)	—
OP Units reclassification	—	—	—	3	—	—	(3)	—
Balance as of September 30, 2025	$7	228	$2	$10,821	$(2,325)	$(115)	$995	$9,378
See accompanying notes to condensed consolidated financial statements.

LINEAGE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Nine Months Ended September 30,
	2025	2024
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(119)	$(671)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for credit losses	5	3
Impairment of long-lived assets, goodwill, and other intangible assets	31	33
Gain on insurance recovery	(51)	(29)
Depreciation and amortization	666	640
(Gain) loss on extinguishment of debt, net	3	13
Amortization of deferred financing costs, discount, and above/below market debt	8	16
Stock-based compensation	107	171
(Gain) loss on foreign currency transactions, net	(36)	(5)
Deferred income tax	(13)	(71)
Put Options fair value adjustment	30	—
(Gain) loss on divestitures, net	58	—
Vesting of Class D interests (see Note 2, Capital structure and noncontrolling interests)	—	185
One-time Internalization expense to Bay Grove (see Note 2, Capital structure and noncontrolling interests)	—	200
Other operating activities	6	15
Changes in operating assets and liabilities (excluding effects of acquisitions):
Accounts receivable	(36)	17
Prepaid expenses, other assets, and other long-term liabilities	(28)	(26)
Inventories	20	(4)
Accounts payable and accrued liabilities and deferred revenue	(24)	(51)
Right-of-use assets and lease obligations	—	10
Net cash provided by operating activities	627	446
Cash flows from investing activities:
Acquisitions, net of cash acquired	(441)	(113)
Purchase of property, plant, and equipment	(509)	(486)
Proceeds from sale of assets	10	6
Proceeds from insurance recovery on impaired long-lived assets	49	50
Investments in Emergent Cold LatAm Holdings, LLC	(9)	(13)
Proceeds from repayment of notes by related parties	—	15
Other investing activity	1	5
Net cash used in investing activities	(899)	(536)
Cash flows from financing activities:
Dividends and other distributions	(402)	(138)
Redemption of redeemable noncontrolling interests	(28)	(6)
Repurchase of common shares for employee income taxes on stock-based compensation	(12)	(46)
Redemption of common stock pursuant to Put Option exercise	(28)	—
Financing fees	(5)	(45)
Proceeds from long-term debt, net of discount	495	2,481
Repayments of long-term debt and finance leases	(190)	(7,087)
Payment of deferred and contingent consideration liabilities	(6)	(46)
Borrowings on revolving line of credit	2,258	3,804
Repayments on revolving line of credit	(1,854)	(3,264)
Settlement of Put Option liability	(50)	—
Issuance of common stock in IPO, net of equity raise costs	—	4,879
Redemption of units issued as stock compensation	—	(2)
Redemption of common stock	—	(25)
Redemption of OPEUs	—	(75)
Other financing activity	(6)	(2)
Net cash provided by financing activities	172	428
Impact of foreign exchange rates on cash, cash equivalents, and restricted cash	—	3
Net increase (decrease) in cash, cash equivalents, and restricted cash	(100)	341
Cash, cash equivalents, and restricted cash at the beginning of the period	175	71
Cash, cash equivalents, and restricted cash at the end of the period	$75	$412

LINEAGE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Nine Months Ended September 30,
	2025	2024
	(Unaudited)
Supplemental disclosures of cash flow information:
Cash paid for taxes, net of refunds	$19	$30
Cash paid for interest, net of capitalized interest	$237	$454
Noncash activities:
Purchases of property, plant, and equipment in Accounts payable and accrued liabilities	$75	$110
Accrued dividends, distributions, and dividend equivalents	$137	$97
Assets acquired through exercise of a purchase option in a finance lease	$96	$—
Net deferred and contingent consideration on acquisitions	$1	$12
Issuance of Put Option liability	$—	$103
Debt assumed on acquisitions	$—	$14
Equity raise costs	$—	$6
Noncash common stock issuances	$—	$1
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
(b)Basis of presentation and principles of consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with the accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements include all adjustments, which consist of normal, recurring adjustments and transactions or events discretely impacting the interim periods, considered necessary for a fair statement of the financial position, results of operations, and cash flows of the Company. Certain prior period amounts have been reclassified to conform to current period presentation. The accompanying condensed consolidated financial statements include the accounts of Lineage, Inc. consolidated with the accounts of all subsidiaries and affiliates in which the Company holds a controlling financial interest as of the financial statement date. The operating results for the interim periods ended September 30, 2025 and 2024 are not necessarily indicative of results for the full year and should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in its Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Annual Report”).
The Company consolidates a voting interest entity (“VOE”) in which it has a controlling financial interest and a variable interest entity (“VIE”) if it possesses both the power to direct the activities of the VIE that most significantly affect its economic performance, and (a) is obligated to absorb the losses that could be significant to the VIE or (b) holds the right to receive benefits from the VIE that could be significant to the VIE. As of September 30, 2025 and December 31, 2024, the Company did not have any VIEs.
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

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
(d)Restricted cash
The Company has classified certain cash balances as restricted cash pursuant to workers’ compensation insurance policies and debt agreements. As of September 30, 2025 and December 31, 2024, restricted cash was $1 million and $2 million, respectively, and is presented in Cash, cash equivalents, and restricted cash in the condensed consolidated balance sheets.
(e)Accounts receivable
Accounts receivable are recorded at the invoiced amount and are stated net of estimated allowances for credit losses. The Company’s allowance for credit losses was $11 million and $10 million as of September 30, 2025 and December 31, 2024, respectively.
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
The Company has committed to invest up to a total of $108 million in its equity method investment Emergent Cold LatAm Holdings, LLC (“LatAm”). The Company has invested a total of $99 million as of September 30, 2025, of which the Company invested $2 million and $9 million during the three and nine months ended September 30, 2025, respectively, and $13 million during the nine months ended September 30, 2024. No amounts were invested during the three months ended September 30, 2024. The Company has an option to purchase the remaining equity interests in LatAm during a period beginning on the third anniversary and expiring on the sixth anniversary of its initial investment date, which was July 2021. As of September 30, 2025, the Company has not exercised this option.
The Company has interests in partially owned entities where the Company does not have a controlling interest or significant influence. These investments do not have readily determinable fair values, and the Company has elected the measurement alternative to measure these investments at cost less impairment, adjusted by observable price changes, with any fair value changes recognized in earnings. Refer to Note 12, Fair value measurements for additional information. As of September 30, 2025 and December 31, 2024, the carrying amount of these investments was $33 million and $29 million, respectively, and is presented in Other assets in the condensed consolidated balance sheets.
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
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This ASU provides updated guidance about criteria for capitalizing software costs and extends disclosure requirements in ASC 360-10 to all capitalized software costs. The updates in this ASU are effective for all entities for annual reporting periods beginning after December 15, 2027 and interim reporting periods within those annual reporting periods. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements.
In September 2025, the FASB issued ASU 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract. This ASU provides updated guidance about the scope of derivative accounting under ASC 815, as well as clarifies how share-based noncash considerations from a customer should be accounted for. The updates in this ASU are effective for all entities for annual reporting periods beginning after December 15, 2026 and interim reporting periods within those annual reporting periods. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements.
(2)Capital structure and noncontrolling interests
Lineage, Inc. capital structure
(a)Common Stock
Lineage, Inc. has one class of common stock. Each share of common stock entitles the holder to one vote on matters submitted to a vote of the shareholders. Holders of common stock have the right to receive any dividend declared by the Company.
Lineage, Inc. is authorized to issue up to 500,000,000 common shares with a par value of $0.01 per share. As of September 30, 2025 and December 31, 2024, there were 228,286,983 and 228,191,656 common shares issued and outstanding, respectively.
On July 26, 2024, the Company closed its initial public offering (“IPO”) of 56,882,051 shares of its common stock at a price of $78.00 per share, with a subsequent exercise in full by the underwriters of their option to purchase from the Company an additional 8,532,307 shares of common stock that closed on July 31, 2024. The

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
net proceeds to the Company from the IPO, after deducting underwriting discounts and commissions and offering expenses paid or payable by the Company, were $4,873 million.
During the three and nine months ended September 30, 2024, the Company repurchased shares of its common stock as authorized by its Board of Directors (“Board”). No shares were repurchased during the three and nine months ended September 30, 2025, excluding repurchases related to the withholding of common stock for employee taxes related to vested stock-based compensation arrangements and repurchases related to the settlement of a Put Option. Any repurchased shares are constructively retired and returned to an unissued status. The following table provides the number of shares repurchased, average price paid per share, and total amount paid for share repurchases for the three and nine months ended September 30, 2024, excluding repurchases related to the withholding of common stock for employee taxes related to vested stock-based compensation arrangements described below:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2024	2024
Total number of shares repurchased	148	254,828
Average price paid per share	$85.54	$98.36
Total consideration paid for share repurchases (in millions)	$—	$25
Operating Partnership capital structure
The Operating Partnership’s capital structure as of September 30, 2025 and December 31, 2024 was as follows:

	September 30, 2025	December 31, 2024
Partnership common units owned by Lineage, Inc.	228,286,983	228,191,656
Partnership common units owned by Non-Company LPs	698,915	984,089
Legacy Class A OP Units and Legacy Class B OP Units owned by Non-Company LPs	21,029,599	20,929,599
Redeemable Legacy Class A OP Units owned by Non-Company LPs	—	319,006
LTIP Units held by Non-Company LPs	3,611,143	2,995,153
Total	253,626,640	253,419,503
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
(b)Noncontrolling Interest in Operating Partnership - Partnership common units
Partnership common units include all Operating Partnership capital interests not designated as another class of units in the Operating Partnership’s Agreement of Limited Partnership (the “Operating Partnership Agreement”). Lineage, Inc. holds all partnership common units with the exception of those held by Non-Company LPs. Partnership common units held by Non-Company LPs represent a noncontrolling interest in the

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
Operating Partnership and are included in Noncontrolling interests in the condensed consolidated balance sheets and condensed consolidated statements of redeemable noncontrolling interests and equity. During the three and nine months ended September 30, 2025, 90,734 and 285,174 partnership common units held by Non-Company LPs, respectively, were exchanged for an equivalent number of shares of Lineage, Inc. common stock.
(c)Noncontrolling Interest in Operating Partnership - Legacy Class A OP Units, Legacy Class B OP Units, Class A, Class B, and Class C units
Prior to the Company’s IPO, Non-Company LPs held certain Class A and Class B units in the Operating Partnership. These units were reclassified into Legacy OP Units as part of certain changes the Company effectuated in its capital structure in connection with the IPO (the “Formation Transactions”). Class A and Class B units were both voting capital interests in the Operating Partnership and were similar to each other in all material respects, except that Class A units held by Non-Company LPs bore a Founders Equity Share (as described below) payable to Class C unit holders, whereas Class B units did not. BG Cold held all outstanding Class C units of the Operating Partnership. Class C units provided BG Cold the right to receive a percentage distribution (“Founders Equity Share”) upon certain distributions made to Non-Company LPs who held Class A units of the Operating Partnership. Class C units also received a distribution upon certain repurchases and redemptions of Class A units of the Operating Partnership held by Non-Company LPs. On a quarterly basis, BG Cold also received an advance distribution (“Advance Distribution”) against its future Founders Equity Share based on a formulaic amount of all capital contributed to the Operating Partnership after August 3, 2020. This Advance Distribution was an advance on the Class C Founders Equity Share to be paid upon the sale, redemption, liquidation of, or other distributions to, Class A units and would offset subsequent Class C unit Founders Equity Share distributions paid in conjunction with a hypothetical sale, redemption, liquidation, or other distribution.
BG Cold received a total of $3 million and $26 million in Advance Distributions during the three and nine months ended September 30, 2024, respectively. Advance Distributions were only payable for the period through the date of the IPO.
Legacy OP Units are generally not redeemable for cash or other consideration but can be reclassified into an equal number of partnership common units at any time at the discretion of BG Lineage Holdings LHR, LLC, which serves as the representative of all Legacy OP Units. No Legacy OP Units were reclassified into partnership common units during the nine months ended September 30, 2025. During the three and nine months ended September 30, 2024, 984,103 Legacy OP Units were reclassified into partnership common units.
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

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
(e)Redeemable Noncontrolling Interests - Operating Partnership Units
Certain Operating Partnership units held by Non-Company LPs were redeemable at the greater of a fixed redemption amount or fair value if certain liquidation events did not occur. As of September 30, 2025, all such units have been redeemed. During each reporting period that the units were outstanding, the Company accreted the changes in the redemption value of the redeemable noncontrolling interest over the period of issuance to the earliest redemption date and recorded an adjustment if the accreted redemption value was greater than the ASC 810 carrying value. The Company’s adjustments were recorded to Additional paid-in capital - common stock in the condensed consolidated balance sheets and condensed consolidated statements of redeemable noncontrolling interests and equity because the Company was in an accumulated deficit position. These adjustments to equity are not a component of net income (loss), however, they are accounted for in the Company’s calculations of earnings (loss) per share (“EPS”) as disclosed in Note 19, Earnings (loss) per share.
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
The holder of these units notified the Company of its intent to exercise its redemption rights for 219,006 units in exchange for total cash proceeds of $23 million and waive its redemption rights for the remaining 100,000 units, with a one-time top-up of $5 million paid in cash in relation to these remaining units. The holder’s election became irrevocable on April 15, 2025, upon which the Company repurchased 219,006 units of redeemable noncontrolling interest, paying $28 million to the holder, and reclassified the remaining 100,000 units to noncontrolling interests in the Operating Partnership.
In connection with the acquisition of Cherry Hill Joliet, LLC, 279 Marquette Drive, LLC, Joliet Cold Storage, LLC, and Bolingbrook Cold Storage, LLC (collectively, “JCS”) in 2021, the Company issued 941,176 Class A units of the Operating Partnership with special redemption rights to the sellers of JCS. On February 1, 2024, one of the holders of these units elected to exercise their redemption rights for 61,593 units in exchange for total proceeds of $6 million. As a result of the partial redemption, BG Cold received a distribution of $1 million in respect of Founders Equity Share. The holders waived their redemption rights for their remaining 879,583 units, and the units remained outstanding, which resulted in a reclassification of the redeemable noncontrolling interest to noncontrolling interest in the Operating Partnership. The difference between the carrying value of the redeemable noncontrolling interest and the ASC 810 carrying value for the remaining noncontrolling interest was recognized in Additional paid-in capital - common stock in the condensed consolidated statements of redeemable noncontrolling interests and equity for the nine months ended September 30, 2024.
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
(f)OPEUs and Class D Interests in LLH
Prior to the IPO and Formation Transactions, BG Maverick held all outstanding Class D units in LLH. Class D units in LLH were non-voting profits interests. In respect of these interests, BG Maverick was entitled to receive

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
a formulaic annual amount of income and profits that was payable only in a liquidity event. As a result of the IPO and Formation Transactions, the Class D units in LLH held by BG Maverick became payable. The Company recognized an expense of $185 million associated with the Class D interests in LLH during the three months ended September 30, 2024. In addition, the previous operating services agreement between LLH and Bay Grove was terminated, and Bay Grove’s right to receive distributions in respect of Class D units in LLH was suspended in exchange for a one-time increase of $200 million (the “Internalization”). These amounts are included within Acquisition, transaction, and other expense in the condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2024.
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
In connection with the Formation Transactions, LLH repurchased 986,842 OPEUs from BG Maverick in exchange for cash proceeds of $75 million. The excess of this redemption payment over the carrying value of the OPEUs was recognized in Additional paid-in capital in the condensed consolidated statements of redeemable noncontrolling interests and equity for the three months ended September 30, 2024.
As of September 30, 2025, there were 1,461,148 OPEUs outstanding, which represents 0.6% ownership in LLH.
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
(g)Noncontrolling Interests in Other Consolidated Subsidiaries
Noncontrolling interests in Other Consolidated Subsidiaries include entities other than the Operating Partnership in which the Company has a controlling interest but which are not wholly owned by the Company. Third parties own the following interests in the below Other Consolidated Subsidiaries:

	September 30, 2025	December 31, 2024
Cool Port Oakland Holdings, LLC	13.3%	13.3%
Lineage Jiuheng Logistics (HK) Group Company Ltd.	40.0%	40.0%
Kloosterboer BLG Coldstore GmbH	49.0%	49.0%
Turvo India Pvt. Ltd.	1.0%	1.0%
In addition to the third-party interests detailed above, Noncontrolling interests in Other Consolidated Subsidiaries also include Series A Preferred shares issued by each of the Company’s REIT subsidiaries to third-party investors. The Company’s REIT subsidiaries had an aggregate amount of 373 Series A Preferred shares held by third parties outstanding as of both September 30, 2025 and December 31, 2024.
(h)Convertible Redeemable Noncontrolling Interests - Kloosterboer Preference Shares
In 2021, the Company issued non-voting preferred equity instruments (“Preference Shares”) to the seller (the “Co-Investor”) in connection with the Company’s acquisition of Kloosterboer Group B.V. and its subsidiaries (“Kloosterboer”). As of both September 30, 2025 and December 31, 2024, there were 2,214,553 Preference Shares outstanding. Upon completion of the IPO, the Preference Shares were reclassified in the condensed

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
consolidated balance sheets from Redeemable noncontrolling interests to Other long-term liabilities based on the fair value of the liability at the time of reclassification. See Note 14, Other long-term liabilities for their carrying value. During the three and nine months ended September 30, 2024, the Company recorded net redeemable noncontrolling interest adjustments, representing the effect of foreign currency on the carrying amount and accrued dividends payable.
(i)Redeemable Noncontrolling Interests - Operating Subsidiaries
In August 2023, the Company acquired a 75.0% ownership in Ha Noi Steel Pipe Joint Stock Company (“SK Logistics”). On each of September 30, 2025 and September 30, 2026, the noncontrolling shareholders have the right to sell the remaining 25.0% of SK Logistics to the Company at a formulaic price based on certain financial metrics of SK Logistics in the preceding calendar year. This right expires, if not exercised, on September 30, 2026. The noncontrolling shareholders did not exercise this right on September 30, 2025. On August 1, 2025, the Company provided a letter of intent to purchase substantially all of the noncontrolling shareholders’ shares in SK Logistics.
The noncontrolling shareholders’ interests in SK Logistics are presented within Redeemable noncontrolling interests in the condensed consolidated balance sheets and condensed consolidated statements of redeemable noncontrolling interests and equity. The Company accretes the changes in the redemption value of the redeemable noncontrolling interests over the period of issuance to the earliest redemption date and, if necessary, records an adjustment to the redeemable noncontrolling interests. The Company’s adjustments are recorded to Additional paid-in capital - common stock in the condensed consolidated balance sheets and condensed consolidated statements of redeemable noncontrolling interests and equity. In accordance with ASC 810, the value is adjusted to reflect the lower of the redemption value or the ASC 810 value, which represents the floor. During nine months ended September 30, 2025, previously recorded accretion of $4 million was reversed to reflect a decline in redemption value to its ASC 810 value.

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
Below is a summary of all activity for the Company’s redeemable noncontrolling interests, which are discussed in further detail above.

(in millions)	Redeemable Noncontrolling Interests - Operating Partnership Units	Convertible Redeemable Noncontrolling Interests - Preference Shares	Redeemable Noncontrolling Interest - Operating Subsidiaries	Total Redeemable Noncontrolling Interests
Balance as of December 31, 2023	$120	$221	$8	$349
Distributions	(1)	—	—	(1)
Redemption of redeemable noncontrolling interests	(6)	—	—	(6)
Expiration of redemption option	(92)	—	—	(92)
Redeemable noncontrolling interest redemption value adjustment	6	—	—	6
Balance as of March 31, 2024	27	221	8	256
Redeemable noncontrolling interest redemption value adjustment	—	4	—	4
Accretion of redeemable noncontrolling interests	1	—	1	2
Balance as of June 30, 2024	28	225	9	262
Reclassification of the Preference Shares	—	(229)	—	(229)
Redeemable noncontrolling interest redemption value adjustment	—	4	—	4
Accretion of redeemable noncontrolling interests	2	—	1	3
Net income (loss)	(1)	—	—	(1)
Balance as of September 30, 2024	$29	$—	$10	$39

(in millions)	Redeemable Noncontrolling Interests - Operating Partnership Units	Convertible Redeemable Noncontrolling Interests - Preference Shares	Redeemable Noncontrolling Interest - Operating Subsidiaries	Total Redeemable Noncontrolling Interests
Balance as of December 31, 2024	$32	$—	$11	$43
Redeemable noncontrolling interest redemption value adjustment	2	—	(4)	(2)
Balance as of March 31, 2025	34	—	7	41
Redemption of redeemable noncontrolling interests	(28)	—	—	(28)
Expiration of redemption option	(6)	—	—	(6)
Balance as of June 30, 2025	—	—	7	7
Balance as of September 30, 2025	$—	$—	$7	$7

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
Below is a summary of all activity for the Company’s noncontrolling interests, which are discussed in further detail above.

(in millions)	Operating Partnership Units	Noncontrolling Interests in Other Consolidated Subsidiaries	Management Profits Interests Class C Units	Noncontrolling Interest in Other Consolidated Subsidiaries - OPEU	Total Noncontrolling Interests
Balance as of December 31, 2023	$598	$15	$9	$—	$622
Distributions	(11)	(1)	—	—	(12)
Stock-based compensation	—	—	2	—	2
Other comprehensive income (loss)	(8)	—	—	—	(8)
Expiration of redemption option	27	—	—	—	27
Net income (loss)	(5)	1	(4)	—	(8)
Reallocation of noncontrolling interests	7	—	—	—	7
Balance as of March 31, 2024	608	15	7	—	630
Distributions	(12)	—	—	—	(12)
Stock-based compensation	—	—	2	—	2
Other comprehensive income (loss)	(3)	—	—	—	(3)
Net income (loss)	(8)	—	(4)	—	(12)
Reallocation of noncontrolling interests	9	—	—	—	9
Balance as of June 30, 2024	594	15	5	—	614
Distributions ($0.38 per OP Unit and OPEU)	(12)	—	—	(1)	(13)
Stock-based compensation	13	—	—	—	13
Other comprehensive income (loss)	8	—	—	—	8
Conversion of Management Profits Interests Class C units	66	—	(5)	—	61
Redemption of OPEUs	—	—	—	(29)	(29)
Reimbursement of Advance Distributions	198	—	—	—	198
Issuance of OPEUs and settlement of Class D Units	—	—	—	73	73
Net income (loss)	(54)	—	—	(3)	(57)
Reallocation of noncontrolling interests	172	—	—	17	189
Balance as of September 30, 2024	$985	$15	$—	$57	$1,057

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited

(in millions)	Operating Partnership Units	Noncontrolling Interests in Other Consolidated Subsidiaries	Noncontrolling Interest in Other Consolidated Subsidiaries - OPEU	Total Noncontrolling Interests
Balance as of December 31, 2024	$944	$14	$55	$1,013
Distributions ($0.53 per OP Unit and OPEU)	(13)	—	(1)	(14)
Stock-based compensation	21	—	—	21
Other comprehensive income (loss)	5	—	—	5
Reallocation of noncontrolling interests	(6)	—	—	(6)
Balance as of March 31, 2025	951	14	54	1,019
Distributions ($0.53 per OP Unit and OPEU)	(12)	—	(1)	(13)
Stock-based compensation	7	—	—	7
Other comprehensive income (loss)	17	—	1	18
Expiration of redemption option	6	—	—	6
Net income (loss)	(1)	—	—	(1)
Reallocation of noncontrolling interests	(7)	—	—	(7)
OP Units reclassification	(7)	—	—	(7)
Balance as of June 30, 2025	954	14	54	1,022
Distributions ($0.53 per OP Unit and OPEU)	(14)	—	(1)	(15)
Stock-based compensation	17	—	—	17
Other comprehensive income (loss)	(4)	—	—	(4)
Net income (loss)	(11)	—	(1)	(12)
Reallocation of noncontrolling interests	(10)	—	—	(10)
OP Units reclassification	(3)	—	—	(3)
Balance as of September 30, 2025	$929	$14	$52	$995
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
Dividends and Distributions
The following table summarizes dividends declared to common stockholders during the current period and dividends accrued as of December 31, 2024.

Quarter Ended	Record Date	Payment Date	Dividend per Common Share	Dividend Payment (in millions)
December 31, 2024	December 31, 2024	January 21, 2025	$0.5275	$120
March 31, 2025	March 31, 2025	April 21, 2025	$0.5275	$120
June 30, 2025	June 30, 2025	July 21, 2025	$0.5275	$121
September 30, 2025	September 30, 2025	October 21, 2025	$0.5275	$120
Concurrently with the declaration of the dividend on common stock, Lineage, Inc., as general partner of the Operating Partnership, authorized the Operating Partnership to make distributions to the holders of partnership common units, Legacy OP Units, and LTIP Units. The Operating Partnership also makes tax payments on behalf of its partners, which constitute additional insignificant distributions. The Operating Partnership, as managing member of LLH, authorized LLH to make distributions to the Operating Partnership and to the holders of OPEUs. Additionally, restricted stock units (“RSUs”) accrue dividend equivalents as the Company declares dividends on its common stock, and upon the vesting of the RSUs, the plan participant receives the dividend payment.

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
In the condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024, all unpaid dividend and distribution amounts which will be paid within one year are included in Accrued dividends and distributions, and all unpaid dividend and distribution amounts which will be paid in more than one year are included within Other long-term liabilities. The only amounts which will be payable in more than one year are those payable with respect to dividend equivalents for RSUs which vest in more than one year.
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
A summary of the outstanding Put Options, by Put Option Exercise Window, as of September 30, 2025 is as follows:

(in millions, except number of shares)	Shares subject to Put Option	Intrinsic Value	Maximum Redemption Value
September 1, 2025 to September 8, 2025	1,058,328	$80	$124
October 3, 2025 to October 10, 2025	111,713	13	18
Total	1,170,041	$93	$142
In the table above, intrinsic value represents the amount that would be paid as of September 30, 2025 to settle the Put Option. Intrinsic value represents the excess of the contractual guaranteed minimum price over the fair market value of the Company’s common shares, each as defined in the put option agreement. The maximum redemption value represents the maximum amount that the Company could be required to pay to redeem the associated shares, assuming the Company’s common shares had a fair value of zero.
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

(in millions)	Put Options
Balance as of December 31, 2024	$107
Fair value adjustments	2
Balance as of March 31, 2025	109
Fair value adjustments	26
Unrealized foreign currency translation adjustment	7
Reclassification out of Level 3	(50)
Balance as of June 30, 2025	92
Fair value adjustments	2
Unrealized foreign currency translation adjustment	(1)
Reclassification out of Level 3	(80)
Balance as of September 30, 2025	$13
In September 2025, a Put Option with an Exercise Window of September 1, 2025 to September 8, 2025 was exercised. As such, the related liability was reclassified out of Level 3 fair value hierarchy to Level 1, as it is based on known inputs, including the market price of the shares of the Company’s common stock. This Put Option is expected to settle in the fourth quarter of 2025, with a total expected cash payment of $124 million, $80 million of which represents the excess of the repurchase proceeds over the fair market value of the Company’s common shares and will be a reduction to the Put Option liability.
In June 2025, a Put Option with an Exercise Window of June 1, 2025 to June 6, 2025 was exercised. As such, the related liability was reclassified out of Level 3 fair value hierarchy to Level 1, as it is based on known inputs, including the market price of the shares of the Company’s common stock. This Put Option settled on August 5, 2025. As a result of the settlement, the Company made a cash payment of $78 million, $50 million of which represents the excess of the repurchase proceeds over the fair market value of the Company’s common shares and is a reduction to the Put Option liability.
On November 4, 2024, a Put Option with an Exercise Window of September 1, 2024 to October 16, 2024 was settled. As a result of this settlement, the Company repurchased 221,821 shares of its common stock in exchange for cash payment of $26 million. The Company also made a top-up payment in cash of $1 million with respect to 28,854 shares of its common stock.
Subsequent to September 30, 2025, a Put Option with an Exercise Window of October 3, 2025 to October 10, 2025 was exercised. It is expected to settle in the fourth quarter of 2025, with a total expected cash payment of $18 million.

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
(3)Revenue
The following table disaggregates the Company’s net revenues by major stream and reportable segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Warehousing operations	$883	$864	$2,581	$2,602
Warehouse lease revenues	60	66	211	202
Managed services	65	37	119	88
Other	5	5	16	15
Total Global Warehousing	1,013	972	2,927	2,907

Transportation	186	194	572	603
Food sales	52	55	157	163
Redistribution revenues	57	51	170	150
E-commerce and other	46	44	133	122
Railcar lease revenues	23	19	60	56
Total Global Integrated Solutions	364	363	1,092	1,094
Total net revenues	$1,377	$1,335	$4,019	$4,001
The Company has no material warranties or obligations for allowances, refunds, or other similar obligations. As a practical expedient, the Company does not assess whether a contract has a significant financing component, as the period between the transfer of service to the customer and the receipt of customer payment is less than a year.
As of September 30, 2025, the Company had $1,287 million of remaining unsatisfied performance obligations from contracts with customers subject to a non-cancellable term and within contracts that have an original expected duration exceeding one year. These obligations also do not include variable consideration beyond the non-cancellable term, which, due to the inability to quantify by estimate, is fully constrained. The Company expects to recognize 22.7% of these remaining performance obligations as revenue over the next 12 months and the remaining 77.3% to be recognized over a weighted average period of 9.5 years through 2043.
Accounts receivable balances related to contracts with customers were $739 million and $719 million as of September 30, 2025 and December 31, 2024, respectively.
Deferred revenue balances related to contracts with customers were $84 million and $81 million as of September 30, 2025 and December 31, 2024, respectively. Substantially all revenue that was included in the deferred revenue balance at the beginning of 2025 has been recognized as of September 30, 2025 and represents revenue from the satisfaction of storage and handling services billed in advance.
(4)Business combinations, asset acquisitions, and divestitures
2025 Business Combinations
The following acquisitions took place during the nine months ended September 30, 2025. The initial accounting for these business combinations has been completed on a preliminary basis. The primary areas of acquisition accounting that are not yet finalized relate to the valuation of all acquired real estate assets, intangible assets, and related income tax assets and liabilities and opening net working capital. The Company’s estimates and assumptions are subject to change during the measurement period, not to exceed one year from the acquisition date, and actual values may materially differ from the preliminary estimates. There were no material measurement period adjustments during the nine months ended September 30, 2025. The Company’s condensed consolidated statements of operations and comprehensive income (loss),

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
redeemable noncontrolling interests and equity, and cash flows include the results of operations for these acquired businesses since the date of acquisition, which were not material. Pro forma results of operations have not been presented because those effects of 2025 acquisitions, individually and in the aggregate, were not material to the Company’s consolidated results of operations.
The following table summarizes the total consideration and the estimated fair value of the assets acquired and liabilities assumed for business combinations made by the Company in the current period, inclusive of any measurement period adjustments.

(in millions)	Bellingham Cold Storage	Other
Fair value of consideration transferred
Cash consideration (1)	$119	$60
Total consideration	$119	$60

Recognized amounts of identifiable assets acquired and liabilities assumed
Cash and cash equivalents	$6	$1
Accounts receivable, net, prepaid expenses, and other current assets	3	1
Property, plant, and equipment	102	47
Right-of-use assets and other non-current assets	10	1
Customer relationships (included in other intangible assets)	10	5
Accounts payable, accrued liabilities, and other current liabilities	(5)	(1)
Lease obligations and other non-current liabilities	(11)	—
Deferred income tax liabilities	—	(3)
Total identified net assets	$115	$51

Goodwill	$4	$9

(1) Cash consideration includes immaterial contingent consideration.
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
(b)Other
During the nine months ended September 30, 2025, the Company completed other business combinations to expand the Company’s growth and strengthen the Company’s warehousing network in Canada and Norway. The goodwill associated with these acquisitions is primarily attributable to the synergies and strategic benefits provided by the expansion of the Company’s offerings in those regions and was allocated to the Company’s Global Warehousing segment.

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
2025 Real Estate Acquisitions
(a)Houston, Texas purchase option
On September 27, 2024, the Company provided notice to the lessor of its intention to exercise a purchase option contained in the lease agreement. The purchase option was executed in April 2025 for $90 million.
(b)Tyson Foods
In April 2025, the Company entered into an agreement to acquire four cold storage warehouses and other related assets from Tyson Foods for $256 million in cash, which closed on June 2, 2025. Additionally, concurrently with the closing of this transaction, the Company entered into an agreement to design, build, and operate two fully automated cold storage warehouses, with Tyson Foods as the anchor customer. The Company expects to incur costs of approximately $740 million to construct these new warehouses.
Updates Relating to Prior Period Acquisitions
(a)On August 2, 2022, the Company acquired all the outstanding equity interests of VersaCold GP Inc., 1309266 BC ULC and VersaCold Acquireco, L.P. and its subsidiaries, including the operating entity VersaCold Logistics Services (collectively “VersaCold”). Included in cash consideration transferred was a liability assumed by the Company to be paid to the Canadian Revenue Agency (“CRA”) on behalf of the sellers. During both the three and nine months ended September 30, 2025, the Company paid $3 million to the CRA. During the three and nine months ended September 30, 2024, the Company paid $28 million and $39 million to the CRA, respectively. The amount owed to the CRA was $1 million and $4 million as of September 30, 2025 and December 31, 2024, respectively, and is presented in Accounts payable and accrued liabilities in the condensed consolidated balance sheets.
2025 Divestiture
(a)Spain Transportation
On July 11, 2025, the Company, as part of its continued focus on profitability, entered into an agreement to divest Lineage Spain Transportation S.L.U. (“Spain Transportation”), which represented substantially all of the Company’s transportation business in Spain. The transaction closed on August 29, 2025. The sale included immaterial cash consideration and certain contingent consideration that may be due to the Company upon a subsequent disposition of the business by the acquirer. As of September 30, 2025, the estimated value of this consideration was immaterial. Spain Transportation provides international food transport services covering Belgium, France, Germany, Italy, the Netherlands, Portugal, and the United Kingdom, and was included in the Integrated Solutions segment. The Company recorded a loss on the divestiture of $60 million during the three months ended September 30, 2025 included in Other nonoperating income (expense), net in the condensed consolidated statements of operations and comprehensive income (loss).

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
(5)Goodwill and other intangible assets, net
Changes in the carrying amount of goodwill for each reportable segment for the nine months ended September 30, 2025 are as follows:

(in millions)	Global Warehousing	Global Integrated Solutions	Total
Balance as of December 31, 2024	$2,704	$634	$3,338
Goodwill acquired	11	—	11
Measurement period adjustments (1)	4	—	4
Impairment	—	(28)	(28)
Foreign currency translation and other	127	21	148
Balance as of September 30, 2025	$2,846	$627	$3,473

(1) Primarily related to BCS and ColdPoint Logistics Warehouse, LLC and ColdPoint Logistics Real Estate, LLC (collectively referred to as “ColdPoint Logistics”).
Goodwill is tested for impairment on an annual basis as of October 1. Interim testing is performed more frequently if events or circumstances indicate that it is more-likely-than-not that a reporting unit’s fair value is below its carrying value. Due to the sale of Spain Transportation (see Note 4, Business combinations, asset acquisitions, and divestitures) during the three months ended September 30, 2025, the Company determined that the impacted reporting unit more likely than not had a fair value below its carrying value. As such, the Company performed a quantitative impairment assessment for that reporting unit. The reporting unit’s fair value was estimated using a combination of equally weighted income approach and market approach, utilizing the discounted cash flow method and guideline public company method, respectively. The Company utilized third-party valuation specialists and used industry accepted valuation models in calculating the reporting unit’s fair value estimate. The analysis required the Company to make several estimates, including projected future revenue growth, operating costs and profitability, capital requirements, and discount rate, which are Level 3 unobservable inputs in the fair value hierarchy. Significant increases or decreases in these projections, which have a net impact on the estimated cash flows, would have resulted in significantly lower or higher fair value measurement. Other inputs included market EBITDA (defined as earnings before interest, taxes, depreciation, and amortization) multiples, which are based on publicly available data of similar companies.
Based on the results of the quantitative assessment, the Company recorded a $28 million goodwill impairment for the three and nine months ended September 30, 2025, which is presented in Restructuring, impairment, and (gain) loss on disposals on the condensed consolidated statements of operations and comprehensive income (loss). No impairment was identified or recognized for the three or nine months ended September 30, 2024.
The following are the Company’s total other intangible assets:

	September 30, 2025			December 31, 2024
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Life (Years)
Customer relationships	$1,507	$(490)	$1,017	$1,445	$(418)	$1,027	5 - 28
In-place leases	87	(22)	65	89	(21)	68	4 - 31
Technology	32	(11)	21	32	(8)	24	10
Trade names	9	(7)	2	9	(7)	2	1 - 15
Other	28	(17)	11	18	(12)	6	3 - 17
Other intangible assets	$1,663	$(547)	$1,116	$1,593	$(466)	$1,127

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
During the nine months ended September 30, 2025, the Company derecognized fully-amortized intangible assets and the associated accumulated amortization totaling $21 million. The Company did not derecognize any fully-amortized intangible assets during the three months ended September 30, 2025. During the three and nine months ended September 30, 2024, the Company derecognized fully-amortized intangible assets and associated accumulated amortization totaling $2 million and $22 million, respectively.
Customer relationships and other intangible assets acquired during the nine months ended September 30, 2025 have a weighted-average amortization period of 10 years and 3 years, respectively.
(6)Property, plant, and equipment
Property, plant, and equipment, net consists of the following:

(in millions)	September 30, 2025	December 31, 2024	Estimated Useful Life (Years)
Buildings, building improvements, and refrigeration equipment	$9,428	$8,759	1 — 40
Land and land improvements	1,659	1,530	15 — Indefinite
Machinery and equipment	1,652	1,578	5 — 20
Railcars	545	549	7 — 50
Furniture, fixtures, equipment, and software	737	669	1 — 7
Gross property, plant, and equipment	14,021	13,085
Less accumulated depreciation	(3,377)	(2,854)
Construction in progress	610	396
Property, plant, and equipment, net	$11,254	$10,627
For the three and nine months ended September 30, 2025, the Company recorded impairment charges related to property, plant, and equipment of $1 million and $2 million, respectively.
For the three and nine months ended September 30, 2024, the Company recorded impairment charges related to property, plant, and equipment of $4 million and $33 million, respectively. Of these, $1 million and $25 million, respectively, was related to losses from the warehouse fire in Kennewick, Washington (refer to Note 17, Commitments and contingencies for details).
Impairment charges are included in Restructuring, impairment, and (gain) loss on disposals in the condensed consolidated statements of operations and comprehensive income (loss).
(7)Prepaid expenses and other current assets

(in millions)	September 30, 2025	December 31, 2024
Prepaid expenses	$105	$58
Current interest rate derivative assets	20	—
Other current assets	58	39
Prepaid expenses and other current assets	$183	$97
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

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
The Company’s effective tax rate for the three and nine months ended September 30, 2025 was (10.9)% and (11.2)%, respectively. The Company’s effective tax rate for the three and nine months ended September 30, 2024 was 7.7% and 6.7%, respectively. The annual effective tax rates differ from the U.S. statutory rate primarily due to the Company’s status as a REIT for U.S. federal income tax purposes, variations in tax rates applicable to foreign income, the generation of income tax credits, financial statement losses for which no tax benefit was recognized, and the impact of nondeductible expenses, including stock-based compensation and interest expense.
During the three months ended September 30, 2024, the Company released a valuation allowance established on deferred tax assets attributable to existing net operating losses carryforwards and tax credits in the U.S., resulting in an income tax benefit of $24 million. The release of the valuation allowance was due to the Company’s internal restructurings. In assessing the realizability of the Company’s deferred tax assets and the appropriateness of the remaining valuation allowances, management continues to consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax-planning strategies.
On July 4, 2025, the One Big Beautiful Bill Act of 2025 was signed into U.S. law, which includes a broad range of tax reforms, including those that affect the taxation of REITs and their investors. Most notably, for years beginning on or after January 1, 2026, the new law relaxed the REIT asset test requirement with respect to taxable REIT subsidiaries, providing that not more than 25% of the gross value of a REIT’s assets may be represented by securities of one or more taxable REIT subsidiaries, as compared to the previous 20% rule. It also permanently extended the section 199A pass-through qualified business income deduction, allowing certain individuals, trusts, and estates to deduct 20% of qualified REIT dividends. No significant impact of this new law on the condensed consolidated financial statements for the three or nine months ended September 30, 2025 has been noted. The Company will continue to evaluate the impact on the consolidated financial statements as certain provisions come into effect or more information becomes available.
(9)Debt

(in millions)	September 30, 2025	December 31, 2024
Unsecured credit facilities	$3,199	$2,772
Senior unsecured notes	1,770	1,665
5.25% Notes	500	—
Secured debt	497	522
Unsecured term loans	2	17
Total debt	5,968	4,976
Less current portion long-term debt	(22)	(56)
Less deferred financing costs	(15)	(13)
Less discount on debt issued	(5)	—
Less below-market debt	(1)	(4)
Plus above-market debt	—	3
Total long-term debt, net	$5,925	$4,906
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
The following table provides the details of the Credit Agreement:

	September 30, 2025			December 31, 2024
(in millions)	Contractual Interest Rate (1)	Borrowing Currency Amount	Carrying Amount (USD)	Contractual Interest Rate (1)	Borrowing Currency Amount	Carrying Amount (USD)
Term Loan A
USD	SOFR+0.93%	1,000	$1,000	SOFR+0.93%	1,000	$1,000
Revolving Credit Facility
USD	SOFR+0.93%	1,545	1,545	SOFR+0.93%	1,535	1,535
EUR	EURIBOR+0.93%	378	443	EURIBOR+0.93%	55	57
AUD	BBSW+0.93%	122	80	BBSW+0.93%	126	78
NZD	BKBM+0.93%	127	74	BKBM+0.93%	106	60
DKK	CIBOR+0.93%	155	24	CIBOR+0.93%	250	35
NOK	NIBOR+0.93%	150	15	NIBOR+0.93%	—	—
CAD	CORRA+0.93%	25	18	CORRA+0.93%	10	7
Total Revolving Credit Facility			$2,199			$1,772

(1) SOFR = for purpose of the above instruments, the term “SOFR” refers to the Term Secured Overnight Financing Rate plus 0.1% (or “Adjusted Term SOFR”), EURIBOR = Euro Interbank Offered Rate, BBSW = Bank Bill Swap Rate, BKBM = Bank Bill Reference Rate, CIBOR = Copenhagen Interbank Offered Rate, NIBOR = Norwegian Interbank Offered Rate, CORRA = for purpose of the above instruments, the term “CORRA” refers to the Canadian Overnight Repo Rate Average plus 0.29547% (or “Adjusted Term CORRA”).

There were $65 million in letters of credit issued on the Company’s Revolving Credit Facility as of September 30, 2025 and $66 million as of December 31, 2024.
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

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
The table below summarizes the balances and terms of the Senior Unsecured Notes:

(in millions, except interest rates)	Borrowing Currency Amount	Interest rate	Maturity date	September 30, 2025	December 31, 2024
Series A Senior Notes	$300	2.22%	8/20/2026	$300	$300
Series B Senior Notes	$375	2.52%	8/20/2028	375	375
Series C Senior Notes	€128	0.89%	8/20/2026	150	133
Series D Senior Notes	€251	1.26%	8/20/2031	294	262
Series E Senior Notes	£145	1.98%	8/20/2026	195	182
Series F Senior Notes	£130	2.13%	8/20/2028	175	163
Series G Senior Notes	€80	3.33%	8/20/2027	93	83
Series H Senior Notes	€110	3.54%	8/20/2029	129	115
Series I Senior Notes	€50	3.74%	8/20/2032	59	52
Total Senior Unsecured Notes				$1,770	$1,665
Some of the Senior Unsecured Notes are set to mature in August 2026 and continue to be presented in Long-term debt, net in the condensed consolidated balance sheets, as the Company has the intent and ability to refinance the obligation on a long-term basis prior to its maturity using the RCF capacity.
(c)5.25% Notes
On June 17, 2025, the Operating Partnership issued $500 million aggregate principal amount of senior notes due July 15, 2030 (the “5.25% Notes”). The 5.25% Notes are fully and unconditionally guaranteed by Lineage, Inc., Lineage Logistics Holdings, LLC, and certain other subsidiaries of the Company that guarantee or are otherwise obligated in respect of the Credit Agreement (other than the Operating Partnership and any excluded subsidiaries). The 5.25% Notes bear interest at a rate of 5.25% per year, and interest is payable on January 15 and July 15 of each year, commencing January 15, 2026. The 5.25% Notes were issued at 98.991% of par. Total debt discount of $5 million and debt issuance costs of $5 million, which were capitalized as deferred financing costs, related to the 5.25% Notes were recorded in Long-term debt, net in the condensed consolidated balance sheets as of September 30, 2025.
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
The Company was in compliance with all financial covenants as of September 30, 2025.

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
(d)Secured Debt
As of September 30, 2025, the total balance of $497 million was comprised of three secured promissory notes with MetLife Real Estate Lending LLC (the “Metlife Real Estate Notes”) totaling $470 million (due in 2026, 2028, and 2029) and $27 million of other fixed-rate real estate and equipment secured financing agreements with various lenders maturing between 2025 and 2034. One of the Metlife Real Estate Notes is set to mature in January 2026 and continues to be presented in Long-term debt, net in the condensed consolidated balance sheets, as the Company has the intent and ability to refinance the obligation on a long-term basis prior to its maturity using the RCF capacity.
As of December 31, 2024, the total Secured Debt balance of $522 million was comprised of the Metlife Real Estate Notes totaling $472 million (due in 2026, 2028, and 2029) and $50 million of other fixed-rate real estate and equipment secured financing agreements with various lenders maturing between 2025 and 2034. These debt instruments are secured by various assets specific to the underlying agreement. During the nine months ended September 30, 2024, the Company had the following secured debt pay down and refinancing arrangements:
i.Adjustable rate multi-property loan CMBS 4
On May 9, 2019, the Company entered into CMBS 4 with Column Financial, Inc., Bank of America, N.A., and Morgan Stanley Bank, N.A. in the aggregate amount of $2,350 million. On April 9, 2024, the Company fully paid the remaining outstanding CMBS 4 principal balance of $2,344 million, along with $14 million in accrued interest and fees.
ii.Adjustable rate multi-property loan CMBS 5
On October 21, 2020, the Company entered into adjustable rate multi-property loan CMBS 5 with Goldman Sachs Bank USA, Morgan Stanley Bank, N.A., and JPMorgan Chase Bank, N.A. in the aggregate amount of $1,320 million. On August 9, 2024, the Company fully paid the remaining outstanding CMBS 5 principal balance of $1,298 million, along with $8 million in accrued interest and fees. As a result of the full repayment, during both the three and nine months ended September 30, 2024, the Company recorded a $4 million loss on extinguishment of debt related to the write-off of unamortized deferred financing costs previously capitalized for the CMBS 5 loan.
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
(e)Unsecured term loans
As of September 30, 2025 and December 31, 2024, the total balance of $2 million and $17 million, respectively, was comprised of euro denominated borrowings the Company assumed as part of a prior acquisition. The Company paid off $12 million of debt relating to the Spain Transportation business during the three months ended September 30, 2025, recognizing a $3 million loss on extinguishment of debt.
(f)Deferred financing costs
During the three and nine months ended September 30, 2025, the Company recognized amortization of deferred financing costs recorded to Interest expense, net of $3 million and $9 million, respectively. During the three and nine

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
months ended September 30, 2024, the Company recognized amortization of deferred financing costs recorded to Interest expense, net of $5 million and $16 million, respectively.
As of September 30, 2025 and December 31, 2024, the amount of unamortized deferred financing costs in Long-term debt, net within the condensed consolidated balance sheets was $15 million and $13 million, respectively. As of September 30, 2025 and December 31, 2024, the amount of unamortized deferred financing costs in Other assets in the condensed consolidated balance sheets was $23 million and $28 million, respectively.
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
(c)Designated hedges - interest rate contracts
As of September 30, 2025, the Company had the following effective interest rate derivatives that were designated as cash flow hedging instruments.

	Number of Instruments		Notional	Effective Date	Maturity Date
Interest rate derivatives:			(in millions)
Interest rate swap	2	USD	700	May 31, 2023	December 31, 2025
Interest rate swap	1	USD	300	August 9, 2024	December 31, 2025
Interest rate cap	3	USD	1,500	January 9, 2023	January 9, 2026
Forward-starting interest rate swap	3	USD	750	January 9, 2026	February 15, 2028
Forward-starting interest rate swap	2	USD	500	December 31, 2025	February 15, 2028
The table below presents the effect of the Company’s interest rate derivatives that are designated as hedging instruments in the condensed consolidated statements of operations and comprehensive income (loss) (in millions). Gain (loss)

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
reclassified from accumulated other comprehensive income (“AOCI”) into earnings for interest rate contracts is presented in Interest expense, net.

Interest Rate Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives		Amount of Gain (Loss) Reclassified from AOCI into Earnings
	Three Months Ended September 30,		Three Months Ended September 30,
	2025	2024	2025	2024
Included in effectiveness testing	$3	$(26)	$19	$26
Excluded from effectiveness testing and recognized in earnings based on an amortization approach	—	1	—	—
Total	$3	$(25)	$19	$26

Interest Rate Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives		Amount of Gain (Loss) Reclassified from AOCI into Earnings
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Included in effectiveness testing	$7	$17	$57	$77
Excluded from effectiveness testing and recognized in earnings based on an amortization approach	—	(2)	—	(1)
Total	$7	$15	$57	$76
The estimated net amount of existing gains (losses) that are reported in Accumulated other comprehensive income (loss) as of September 30, 2025 that is expected to be reclassified into earnings within the next 12 months is $20 million.
On September 9, 2025, the Company executed two forward-starting interest rate swaps with an aggregate notional amount of $500 million. The swaps have an effective date of December 31, 2025 and a maturity date of February 15, 2028. The swaps have fixed interest rates ranging from 3.10% to 3.11%. The Company has designated these swaps as an effective cash flow hedge of the variable-rate exposure arising from the portion of the Term Loan A equal to the notional balance.
On June 30, 2025, the Company executed three forward-starting interest rate swaps with an aggregate notional amount of $750 million. The swaps have an effective date of January 9, 2026 and a maturity date of February 15, 2028. The swaps have fixed interest rates ranging from 3.19% to 3.20%. The Company has designated these swaps as an effective cash flow hedge of the variable-rate exposure arising from the portion of the Revolving Credit Facility equal to the notional balance.

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
(d)Balance sheet presentation - interest rate contracts
The table below presents the fair value of the Company’s interest rate derivative contracts as well as their classification in the condensed consolidated balance sheets:

(in millions)	September 30, 2025	December 31, 2024
Prepaid expenses and other current assets	$20	$—
Other assets	$—	$69
Other long-term liabilities	$(1)	$—
(11)Interest expense

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Interest expense (1)	$67	$87	$188	$367
(Gain) loss on hedge instruments	(19)	(26)	(57)	(76)
Finance lease liabilities interest	22	23	68	69
Amortization of deferred financing costs and discount on debt	3	5	9	16
Capitalized interest	(5)	(2)	(12)	(6)
Interest income	(2)	(7)	(6)	(9)
Other financing fees	2	2	5	8
Interest expense, net	$68	$82	$195	$369

(1) During the three and nine months ended September 30, 2025, the Company recognized $4 million and $11 million, respectively, of expense related to the Kloosterboer Preference Shares liability. During both the three and nine months ended September 30, 2024, the Company recognized $2 million of interest expense related to the Kloosterboer Preference Shares (see Note 2, Capital structure and noncontrolling interests).

(12)Fair value measurements
As of September 30, 2025 and December 31, 2024, the carrying amount of certain financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued liabilities, were representative of their fair values due to the short-term maturity of these instruments. Certain non-financial assets such as property, plant and equipment, operating right-of-use assets, equity method investments, goodwill, and other intangible assets are subject to nonrecurring fair value measurements if they are deemed to be impaired. During the three months ended September 30, 2025, the Company performed an impairment analysis of goodwill for one of its reporting units, which required a fair value measurement and resulted in an impairment. See Note 6, Goodwill and other intangible assets, net for more information.

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
The following table presents the fair value hierarchy levels of the Company’s assets and liabilities at fair value:

(in millions)	Fair Value Hierarchy	September 30, 2025	December 31, 2024
Measured at fair value on a recurring basis:
Interest rate derivative financial instrument assets	Level 2	$20	$69
Interest rate derivative financial instrument liabilities	Level 2	$1	$—
Acquisition related contingent consideration	Level 3	$14	$13
Put options - exercised not settled (1)	Level 1	$80	$—
Put options - not exercised (1)	Level 3	$13	$107

Measured at fair value on a non-recurring basis:
Other investments (included in Other assets) (2)	Level 3	$20	$18

Disclosed at fair value:
Long-term debt (3)	Level 3	$5,871	$4,868
Kloosterboer Preference Shares (4)	Level 3	$277	$259

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
In accordance with GAAP, the Company has elected to remeasure investments without readily determinable fair values only when an observable transaction occurs for an identical or similar investment of the same issuer. During the three and nine months ended September 30, 2025 and 2024, the Company recorded immaterial non-recurring fair value adjustments within Other nonoperating income (expense), net in the condensed consolidated statements of operations and comprehensive income (loss) related to certain other investments without readily determinable fair values.
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
(13)Leases
The Company leases real estate, most significantly warehouses for use in operations, as well as equipment for use within owned and leased warehouses. The Company also leases vehicles, trailers, and other equipment. The Company has not pledged any assets as collateral related to the Company’s existing leases as of September 30, 2025 and December 31, 2024.

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
Right-of-use asset balances are as follows:

(in millions)	September 30, 2025	December 31, 2024
Finance lease right-of-use assets	$1,618	$1,706
Less: accumulated amortization	(505)	(452)
Finance lease right-of-use assets, net	$1,113	$1,254

Operating lease right-of-use assets	$847	$828
Less: accumulated amortization	(232)	(201)
Operating lease right-of-use assets, net	$615	$627
Lease liabilities are presented in the following line items in the condensed consolidated balance sheets:

	September 30, 2025		December 31, 2024
(in millions)	Finance Leases	Operating Leases	Finance Leases	Operating Leases
Accounts payable and accrued liabilities	$76	$52	$165	$50
Long-term finance lease obligations	1,223	—	1,249	—
Long-term operating lease obligations	—	598	—	605
Total lease obligations	$1,299	$650	$1,414	$655
Future minimum lease payments for each of the next five years and thereafter as of September 30, 2025 are as follows (in millions):

Years Ending December 31:	Finance Leases	Operating Leases
2025 (three months remaining)	$40	$24
2026	161	93
2027	159	92
2028	149	82
2029	149	73
2030 and thereafter	1,546	719
Total lease payments	2,204	1,083
Less imputed interest	(905)	(433)
Total lease obligations	$1,299	$650
Supplemental condensed consolidated balance sheets information related to leases is as follows:

	September 30,	December 31,
	2025	2024
Weighted average remaining lease term (in years):
Finance	15.1	14.5
Operating	16.2	15.9
Weighted average discount rate:
Finance	6.9%	6.8%
Operating	6.5%	6.5%

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
The components of lease expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Finance lease cost:
Amortization of ROU assets	$26	$26	$78	$74
Interest on lease liabilities	22	23	68	69
Operating lease cost	25	29	77	87
Variable & short-term lease cost	10	10	30	29
Sublease income	(3)	(5)	(11)	(16)
Total lease cost	$80	$83	$242	$243
Supplemental cash flow information related to leases is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Cash paid for amounts included in the measurement of lease liability
Operating cash flows from finance leases	$23	$22	$69	$68
Finance cash flows from finance leases	$20	$19	$148	$51
Operating cash flows from operating leases	$24	$26	$72	$76
ROU assets obtained in exchange for lease obligations (excluding the effect of acquisitions)
Finance leases	$6	$8	$15	$45
Operating leases	$—	$6	$6	$18
(14)Other long-term liabilities

(in millions)	September 30, 2025	December 31, 2024
Kloosterboer Preference Shares	$289	$247
Sale leaseback financing obligations	65	62
Workers' compensation reserves (see Note 17, Commitments and contingencies)	36	35
Other liabilities	75	66
Total other long-term liabilities	$465	$410
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
On March 18, 2025, the Company granted new performance-based RSUs that will vest upon completion of the 2025 performance year based on the achievement of certain EBITDA metrics, subject to continued service. The fair value of these awards granted was estimated to be equivalent to the close price of the Company’s stock on the grant date. The related stock-based compensation expense is based on the forecasted likelihood of achievement of the performance metrics (during the performance period) or the actual achievement of the performance metrics (at the completion of the performance period).
In April 2025, the Company granted employees stock-based compensation consisting of 1,467,453 time-based RSUs with an approximate $81 million of expense to be recognized over the vesting term and 253,352 performance-based RSUs with an approximate $14 million of expense to be recognized over the vesting term. These grants will generally vest over 3 years.
During the three months ended June 30, 2025, the Company reevaluated the likelihood of achieving certain performance conditions associated with outstanding performance-based RSU awards. Based on updated forecasts and performance results to date, management concluded that it was no longer probable that the applicable performance targets for Same Warehouse NOI Growth (“SS NOI Growth”) would be achieved by the end of the performance period for awards granted in 2024. As a result, during the three months ended June 30, 2025, the Company reversed previously recognized stock-based compensation expense of $1 million related to these awards.
If the performance conditions are later deemed probable of being achieved, compensation cost will be recognized prospectively over the remaining service period.
The following represents a summary of outstanding RSUs:

	Time-based RSUs	Weighted average grant date fair value per unit	Performance-based RSUs	Weighted average grant date fair value per unit
Unvested as of December 31, 2024	1,461,789	$84.78	127,946	$89.85
Awards granted	1,515,442	55.60	410,482	57.84
Awards vested	(652,225)	84.59	—	—
Awards forfeited	(264,761)	71.05	(14,920)	79.95
Unvested as of September 30, 2025	2,060,245	$65.14	523,508	$65.04
As of September 30, 2025, there was $104 million of unrecognized stock-based compensation expense related to unvested time-based RSUs that is expected to be recognized over a weighted-average period of 1.4 years.
As of September 30, 2025, there was $18 million of unrecognized stock-based compensation expense related to unvested performance-based RSUs that is expected to be recognized over a weighted-average period of 1.8 years.
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
In April 2025, the Company granted employees stock-based compensation consisting of 132,359 time-based LTIP Units with an approximate $7 million of expense to be recognized over the vesting term, and 466,557 performance-based LTIP

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
Units with an approximate $13 million of expense to be recognized over the vesting term. These grants will generally vest over 3 years.
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
The following represents a summary of outstanding LTIP Units:

	Time-based LTIP Units	Weighted average grant date fair value per unit	Performance-based LTIP Units	Weighted average grant date fair value per unit
Unvested as of December 31, 2024	1,218,732	$87.86	1,776,421	$89.85
Awards granted	149,433	56.21	466,557	59.50
Awards vested	(406,238)	87.86	—	—
Unvested as of September 30, 2025	961,927	$82.95	2,242,978	$83.54
As of September 30, 2025, there was $60 million of unrecognized stock-based compensation cost related to unvested time-based LTIP Units that is expected to be recognized over a weighted-average period of 1.2 years.
As of September 30, 2025, there was $37 million of unrecognized stock-based compensation cost related to unvested performance-based LTIP Units that is expected to be recognized over a weighted-average period of 1.6 years.
Stock-Based Compensation Expense
The following table summarizes the Company’s stock-based compensation expense by line item in the condensed consolidated statements of operations and comprehensive income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Cost of operations	$4	$1	$9	$1
General and administrative expense	33	29	92	40
Acquisition, transaction, and other expense	1	130	6	130
Total stock-based compensation expense	$38	$160	$107	$171

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
The following table summarizes the Company’s stock-based compensation expense by award type:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Restricted Stock Units:
Time-based	$17	$13	$52	$14
Performance-based	4	—	9	—
LTIP Units:
Time-based	10	10	33	10
Performance-based	7	3	13	3
Stock payment awards	—	114	—	114
BGLH Restricted Class B units	—	5	—	11
Management Profits Interests Class C units	—	—	—	4
LLH Value Creation Unit Plan units settled through stock payment awards	—	15	—	15
Total stock-based compensation expense	$38	$160	$107	$171
(16)Related-party balances
The Company pays Bay Grove Management a transition services fee and reimburses certain expenses pursuant to a transition services agreement executed in connection with the IPO, which replaced a previously existing operating services agreement. Pursuant to the operating services agreement, Bay Grove Management provided certain management and operating services to the Company, and the Company is working with Bay Grove Management to internalize these services with Bay Grove Management’s assistance under the terms of the transition services agreement. During the three and nine months ended September 30, 2025, the Company recorded $2 million and $7 million, respectively, of expenses in General and administrative expense for transition and operating services and expense reimbursements. During the three and nine months ended September 30, 2024, the Company recorded $3 million and $9 million, respectively, of expenses in General and administrative expense for transition and operating services and expense reimbursements. Accounts payable and accrued liabilities included $1 million in transition services fees and expenses owed to Bay Grove Management as of December 31, 2024. No such amounts were outstanding as of September 30, 2025.
As of September 30, 2025 and December 31, 2024, Accrued dividends and distributions included dividends declared to all equity holders, including related parties.
The Company owns an investment stake in suppliers that are accounted for under the equity method of accounting, creating related-party relationships. The Company incurred costs of $6 million and $9 million with these suppliers for the three and nine months ended September 30, 2025, respectively. The Company incurred costs of $5 million and $8 million with these suppliers for the three and nine months ended September 30, 2024, respectively. Accounts payable and accrued liabilities included $3 million owed to these suppliers as of September 30, 2025. No such payables were outstanding as of December 31, 2024.
As of September 30, 2025 and December 31, 2024, the Company had related-party receivables with minority interest partners and equity method investees of $1 million and $2 million, respectively. Related-party receivables are included in Accounts receivable, net in the condensed consolidated balance sheets. As of September 30, 2025 and December 31, 2024, the Company also had related-party payables of $2 million with minority interest partners. Related-party payables are included in Accounts payable and accrued liabilities in the condensed consolidated balance sheets.
In a prior period, the Operating Partnership issued notes to certain individual BGLH investors and Non-Company LPs in order to fund certain investor transactions. These notes were repaid in full during the nine months ended September 30, 2024.

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
(17)Commitments and contingencies
(a)Self‑insured risks
The Company is self‑insured for workers’ compensation costs, with the Company’s workers’ compensation plan having an individual claim stop‑loss deductible of $1 million. Self‑insurance liabilities are determined by third-party actuaries. The Company has established restricted cash accounts with banks or directly with the insurers or letters of credit that are collateral for its self‑insured workers’ compensation obligations. The combined amount included in Accounts payable and accrued liabilities and Other long-term liabilities related to workers’ compensation liabilities as of September 30, 2025 and December 31, 2024 was $53 million and $52 million, respectively. The liability represents the gross amount excluding amounts receivable from the insurers. The total included in Prepaid expenses and other current assets and Other assets related to the receivables from insurers as of September 30, 2025 and December 31, 2024 was $16 million and $17 million, respectively.
The Company is also self‑insured for a portion of employee medical costs. The Company has a medical plan with a retained deductible. Medical self‑insurance liabilities are determined by third‑party actuaries. The total included in Accounts payable and accrued liabilities related to medical liabilities as of September 30, 2025 and December 31, 2024 was $13 million and $11 million, respectively.
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
The Company records accruals for environmental matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on current law and existing technologies. The Company believes it is in compliance with applicable environmental regulations in all material respects. Under various U.S. federal, state, and local environmental laws, a current or previous owner or operator of real estate may be liable for the entire cost of investigating, removing, and/or remediating hazardous or toxic substances on such property. Such laws often impose liability, whether or not the owner or operator knew of, or was responsible for, the contamination. Even if more than one person may have been responsible for the contamination, each person covered by the environmental laws may be held responsible for the entire clean-up cost. Most of the Company’s warehouses utilize anhydrous ammonia as a refrigerant. Anhydrous ammonia is classified as a hazardous chemical regulated by the EPA and various other agencies in the locations in which the Company operates, and an accident or significant release of anhydrous ammonia from a warehouse could result in injuries, loss of life, and property damage. There are no material liabilities arising out of environmental matters as of September 30, 2025 and December 31, 2024.

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
(d)Occupational Safety and Health Act (OSHA)
The Company’s warehouses located in the U.S. are subject to regulation under OSHA, which requires employers to provide employees with an environment free from hazards, such as exposure to toxic chemicals, excessive noise levels, mechanical dangers, heat or cold stress, and unsanitary conditions. The cost of complying with OSHA and similar laws enacted by states and other jurisdictions in which the Company operates can be substantial, and any failure to comply with these regulations could expose the Company to substantial penalties and/or liabilities to employees who may be injured at the Company’s warehouses. The Company records accruals for OSHA matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The Company believes that it is in compliance with all OSHA regulations in all material respects and that no material unrecorded liabilities exist as of September 30, 2025 and December 31, 2024.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Loss of carrying value of impaired assets	$—	$1	$—	$25
Clean-up costs	—	12	1	21
Less: Insurance reimbursement	(10)	(18)	(48)	(50)
Net (gain) loss	$(10)	$(5)	$(47)	$(4)
On December 30, 2024, the Company received a demand letter regarding a potential class action lawsuit for damages to the local residents from the Kennewick fire. To date, no such lawsuit has been served or filed. The potential loss from such a lawsuit cannot be estimated at this time. In July 2025, the Company received a customer claim for inventories losses associated with the fire, to which the Company believes it has a strong defense. The Company is not able to estimate the possible loss or range of loss in connection with this matter at this time but believes the ultimate outcome will not have a material adverse impact on the consolidated financial statements.
(f)Tax inquiry
In 2025, the Company received an inquiry from a foreign tax authority related to a historical tax matter. The Company believes the tax authority’s position lacks merit and, if the tax authority were to pursue it, the Company has strong bases on which to vigorously defend the matter. If the tax authority were successful in challenging the Company’s position, it could have a material adverse effect on the consolidated financial statements.

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
(18)Accumulated other comprehensive income (loss)
The Company reports activity in AOCI for foreign currency translation adjustments and unrealized gains and losses on interest rate and foreign currency hedges. Activity within AOCI was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Foreign currency translation adjustments:
Balance at beginning of period	$(108)	$(219)	$(330)	$(149)
Foreign currency translation adjustments	(25)	115	223	29
Amounts allocated to Noncontrolling interests and Redeemable noncontrolling interests	2	(13)	(24)	(3)
Reallocation due to change in Noncontrolling interest ownership percentage	—	(1)	—	5
Balance at end of period	$(131)	$(118)	$(131)	$(118)

Derivatives:
Balance at beginning of period	$29	$100	$57	$115
Unrealized gain (loss) on foreign currency hedges and interest rate hedges	4	(26)	7	13
Net amount reclassified from AOCI to net income (loss)	(19)	(26)	(57)	(75)
Tax effect	1	6	4	6
Amounts allocated to Noncontrolling interests and Redeemable noncontrolling interests	1	5	5	6
Reallocation due to change in Noncontrolling interest ownership percentage	—	1	—	(5)
Balance at end of period	$16	$60	$16	$60

Accumulated other comprehensive income (loss)	$(115)	$(58)	$(115)	$(58)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2025	2024	2025	2024
Earnings (loss) per share - basic and diluted:
Net income (loss) attributable to Lineage, Inc.	$(100)	$(485)	$(106)	$(593)
Less: Redeemable noncontrolling interest redemption value adjustment	—	7	(2)	18
Less: Reclassification of the Preference Shares	—	20	—	20
Net income (loss) attributable to common stockholders - basic and diluted	$(100)	$(512)	$(104)	$(631)

Weighted average common shares outstanding - basic and diluted	228	210	228	178
Net income (loss) per share attributable to common stockholders - basic and diluted	$(0.44)	$(2.44)	$(0.46)	$(3.54)
The Company’s potential dilutive securities have been excluded from the computation of diluted net earnings (loss) per share, as they are antidilutive. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net earnings (loss) per share attributable to common stockholders is the same.
The Company’s potential common share equivalents as of September 30, 2025 and 2024 are as follows:
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
•The Preference Shares further described in Note 2, Capital structure and noncontrolling interests will be redeemed for cash or a variable number of shares of the Company’s common stock on October 1, 2026. The Company’s common shares that could be issued to the Co-Investor in settlement of the Preference Shares represent potential common share equivalents.
•Contingent consideration in the form of Operating Partnership units issued in a 2020 acquisition, which shall be issued if a certain customer exercises its purchase option, represent potential common share equivalents.

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
•Time-based RSUs and performance-based RSUs that were unvested as of September 30, 2025 and September 30, 2024 represent potential common share equivalents because upon vesting, the Company will issue common shares to the awardee.
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

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Global Warehousing revenues	$1,013	$972	$2,927	$2,907
Global Integrated Solutions revenues	364	363	1,092	1,094
Total net revenues	1,377	1,335	4,019	4,001

Global Warehousing operating costs:
Labor	385	352	1,109	1,062
Power	62	58	162	155
Other warehouse costs	182	179	545	538
Total Global Warehousing cost of operations	629	589	1,816	1,755
Global Integrated Solutions cost of operations(1)	299	307	902	916
Total segment cost of operations	928	896	2,718	2,671
Stock-based compensation expense and related employer-paid payroll taxes	4	1	10	1
Total cost of operations	932	897	2,728	2,672

Global Warehousing NOI	384	383	1,111	1,152
Global Integrated Solutions NOI	65	56	190	178
Total segment NOI	449	439	1,301	1,330
Reconciling items:
Stock-based compensation expense and related employer-paid payroll taxes in cost of operations	(4)	(1)	(10)	(1)
General and administrative expense	(145)	(143)	(442)	(394)
Depreciation expense	(174)	(156)	(502)	(478)
Amortization expense	(56)	(54)	(164)	(162)
Acquisition, transaction, and other expense	(12)	(592)	(64)	(612)
Restructuring, impairment, and gain (loss) on disposals	(23)	(8)	(5)	(23)
Equity income (loss), net of tax	(2)	—	(3)	(3)
Gain (loss) on foreign currency transactions, net	(6)	14	36	5
Interest expense, net	(68)	(82)	(195)	(369)
Gain (loss) on extinguishment of debt	(3)	(6)	(3)	(13)
Other nonoperating income (expense), net	(57)	1	(56)	1
Net income (loss) before income taxes	$(101)	$(588)	$(107)	$(719)

Capital expenditures for property, plant, and equipment:
Global Warehousing capital expenditures	$156	$137	$371	$375
Global Integrated Solutions capital expenditures	8	6	12	26
Corporate capital expenditures	28	34	76	91
Total capital expenditures for property, plant, and equipment	$192	$177	$459	$492

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
Management’s Overview
We are the world’s largest global temperature-controlled warehouse REIT, with a modern and strategically located network of properties. Our business is competitively positioned to deliver a seamless end-to-end, technology-enabled experience for a well-diversified and stable customer base, each with their own unique requirements in the temperature-controlled supply chain. As of September 30, 2025, we operated an interconnected global temperature-controlled warehouse network, comprising approximately 88 million square feet and 3.1 billion cubic feet of capacity across 500 warehouses predominantly located in densely populated critical-distribution markets, with 323 in North America, 89 in Europe, and 88 in Asia-Pacific.
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
Restructuring, impairment, and (gain) loss on disposals. Our restructuring, impairment, and (gain) loss on disposals include certain contractual and negotiated severance and separation costs from exited former executives, costs related to reductions in headcount to achieve operational efficiencies, and costs associated with exiting non-strategic operations. We record such costs when there is a substantive plan for employee severance or employees are otherwise entitled to benefits (e.g., in case of one-time terminations) and related costs are probable and estimable. It also includes gains (losses) on dispositions of property, plant, and equipment and impairments of goodwill and long-lived assets, net of related gains on insurance recoveries.
Key Factors Affecting Our Business and Financial Results
Market Conditions
Our business is impacted by general economic and market conditions, as well as by national and international political, environmental, and socio-economic events.
Significant factors impacting our business have included:
•Inflation and Customer Rate Increases. In response to significant inflationary impacts in recent years across wages, energy, and other operational costs, we implemented customer rate increases to offset such impacts to our operating results. Offsetting these inflationary price increases, we are seeing pricing pressure in certain markets with excess capacity, but overall we expect pricing to remain stable for the remainder of the year within a range based upon types of services provided, seasonal harvests, and types of customers (local versus export). We believe that higher food costs have continued to impact end-consumers’ buying decisions for certain commodities, which could negatively impact specific customers; however, overall demand in retail and foodservice has grown recently, according to market data. Inflation overall has progressed toward more normal levels, however tariff and other trade policies have continued to cause overall uncertainty and aggravated inflation in certain sectors.

•Occupancy and Throughput. Coming out of the global pandemic, we experienced higher physical occupancy levels through the first half of 2023, particularly in North America, significantly driven by customers increasing production and inventories in response to supply chain backlogs in recent years. Beginning in the second half of 2023, we believe customers began rationalizing inventory levels in response to factors such as continued higher interest rates and inflation. This rationalization has driven changes in customer demand for our warehouse space and services. As our customers continue to adjust to these new demand levels and rationalize inventory, we have seen lower occupancy and throughput volume across our network. In the third quarter of 2025, we saw a return to more normal seasonal inventory patterns, but occupancy levels were muted. We still anticipate increases early into the fourth quarter, driven by factors such as the end of the North American harvest season and holiday inventory build-ups. While our total occupancy outlook for the fourth quarter is unchanged as compared to our previous expectations, we are seeing slightly lower occupancy in the U.S. due to less than expected new U.S. business in the quarter, which is being offset by higher occupancy outside the U.S.
Occupancy, throughput, and related ancillary services are also impacted by import and export activity, and we have seen notable impacts in the third quarter due to tariffs and trade policies. As trade agreements are reached, we are continuing to monitor the impact of tariffs on our and our customers’ business, but we believe that over the long-term, end-consumer demand will remain consistent with historic levels. Additionally, in recent years, new supply of temperature-controlled warehousing capacity has come online, which is impacting occupancy and throughput in certain markets with excess capacity, although new supply coming online is expected to come down from recent levels. To optimize our global warehousing network and maximize NOI, we review our operations to determine whether it is beneficial to reposition or temporarily idle existing warehouses or consolidate existing operations. If such actions are taken, we strive to relocate customers affected by such activities into other warehouses in our global warehousing network.
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
Acquired properties will be included in the “same warehouse” population if owned or leased by us as of the first business day of the prior calendar year and still owned by us as of the end of the current reporting period, unless the property is under development. The “same warehouse” pool can also be adjusted during the year to remove properties that were sold or entering development subsequent to the beginning of the current calendar year. As such, the “same warehouse” population for the period ended September 30, 2025 includes all properties that we owned as of January 1, 2024 which had both been owned and had reached “normalized operations” by January 1, 2024.
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
The following table shows the composition of our warehouse portfolio as of September 30, 2025.

Total warehouses(1)	481
Same warehouse facilities	418
Non-same warehouse facilities	63

(1) Excludes 19 warehouses in our global integrated solutions segment as of September 30, 2025. We categorize warehouses as part of our global integrated solutions segment if the primary business conducted in those warehouses is within our global integrated solutions segment.

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

Results of Operations
The following discussion represents our analysis of results of operations for the three and nine months ended September 30, 2025 as compared to the three and nine months ended September 30, 2024.
Comparison of Results for the Three Months Ended September 30, 2025 and 2024
Global Warehousing Segment
The following table presents the operating results of our global warehousing segment for the three months ended September 30, 2025 and 2024.

Three Months Ended September 30,
2025	2024	Change
(in millions except revenue per pallet)
Warehouse storage	$518	$508	2.0%
Warehouse services	495	464	6.7%
Total global warehousing segment revenues	1,013	972	4.2%
Labor(1)	385	352	9.4%
Power	62	58	6.9%
Other warehouse costs(2)	182	179	1.7%
Total global warehousing segment cost of operations	629	589	6.8%
Global warehousing segment NOI	$384	$383	0.3%
Total global warehousing segment margin	37.9%	39.4%	(150)	bps

Number of warehouse sites	481	468

Warehouse storage(3)
Average economic occupancy
Average occupied economic pallets (in thousands)	8,194	8,078	1.4%
Economic occupancy percentage	80.3%	82.0%	(170)	bps
Storage revenue per economic occupied pallet	$63.25	$62.85	0.6%
Average physical occupancy
Average physical occupied pallets (in thousands)	7,521	7,431	1.2%
Average physical pallet positions (in thousands)	10,205	9,849	3.6%
Physical occupancy percentage	73.7%	75.4%	(170)	bps
Storage revenue per physical occupied pallet	$68.91	$68.32	0.9%
Warehouse services(3)
Throughput pallets (in thousands)	14,137	13,188	7.2%
Warehouse services revenue per throughput pallet	$32.21	$32.21	—%

(1) Labor cost of operations excludes $2 million and $1 million of stock-based compensation expense and related employer-paid payroll taxes for the three months ended September 30, 2025 and 2024, respectively.

(2) Includes real estate rent expense (operating leases) of $23 million and $25 million for the three months ended September 30, 2025 and 2024, respectively, and non-real estate rent expense (equipment lease and rentals) of $4 million and $3 million for the three months ended September 30, 2025 and 2024, respectively.

(3) Warehouse storage and warehouse services metrics exclude facilities owned or leased by the customer for which we manage the warehouse operations on their behalf (“managed sites”).

Global warehousing segment revenues were $1,013 million for the three months ended September 30, 2025, an increase of $41 million, or 4.2%, compared to $972 million for the three months ended September 30, 2024. The net increase was primarily driven by a $59 million increase in our non-same warehouse pool, partially offset by a $18 million decrease in our same warehouse pool, further discussed below. The foreign currency translation of revenues earned by our foreign operations had a $7 million favorable impact compared to the three months ended September 30, 2024.
Global warehousing segment cost of operations was $629 million for the three months ended September 30, 2025, an increase of $40 million, or 6.8%, compared to $589 million for the three months ended September 30, 2024. The net increase was primarily driven by a $45 million increase in costs of our non-same warehouse pool, partially offset by a $5 million decrease in costs of our same warehouse pool, further discussed below. The foreign currency translation of cost of operations from our foreign operations had a $5 million unfavorable impact compared to the three months ended September 30, 2024.
Global warehousing segment NOI was $384 million for the three months ended September 30, 2025, an increase of $1 million, or 0.3%, compared to $383 million for the three months ended September 30, 2024. The net increase included an increase of $14 million in our non-same warehouse pool, partially offset by a decrease of $13 million in our same warehouse pool. The foreign currency translation from our foreign operations had a $2 million net favorable impact compared to the three months ended September 30, 2024.

Same Warehouse Results
The following table presents revenues, cost of operations, same warehouse NOI, and margins for our same warehouses for the three months ended September 30, 2025 and 2024.

Three Months Ended September 30,
2025	2024	Change
(in millions except revenue per pallet)
Warehouse storage	$470	$474	(0.8)%
Warehouse services	422	436	(3.2)%
Total same warehouse revenues	892	910	(2.0)%
Labor	332	330	0.6%
Power	54	54	—%
Other warehouse costs	155	162	(4.3)%
Total same warehouse cost of operations	541	546	(0.9)%
Same warehouse NOI	$351	$364	(3.6)%
Total same warehouse margin	39.3%	40.0%	(70)	bps

Number of same warehouse sites	418	418

Warehouse storage(1)
Economic occupancy
Average occupied economic pallets (in thousands)	7,372	7,501	(1.7)%
Economic occupancy percentage	82.3%	83.1%	(80)	bps
Storage revenue per economic occupied pallet	$63.76	$63.20	0.9%
Physical occupancy
Average physical occupied pallets (in thousands)	6,738	6,893	(2.2)%
Average physical pallet positions (in thousands)	8,961	9,029	(0.8)%
Physical occupancy percentage	75.2%	76.3%	(110)	bps
Storage revenue per physical occupied pallet	$69.76	$68.78	1.4%
Warehouse services(1)
Throughput pallets (in thousands)	12,066	12,310	(2.0)%
Warehouse services revenue per throughput pallet	$31.66	$32.13	(1.5)%

(1) Warehouse storage and warehouse services metrics exclude managed sites.
Same warehouse storage revenues decreased $4 million, or 0.8%, compared to the three months ended September 30, 2024, primarily driven by lower average occupancy, partially offset by an increase in average rates. Economic occupancy decreased by 80 basis points, as our customers rationalized inventory and production levels during continued economic pressures. Same warehouse storage revenues per economic occupied pallet increased 0.9% compared to three months ended September 30, 2024, primarily driven by favorable rates, as discussed above, and other changes in our business profile in response to changing customer needs.
Same warehouse services revenues decreased $14 million, or 3.2%, compared to the three months ended September 30, 2024, primarily due to lower throughput volumes, lower average rates, and other changes in our business profile in response to changing customer needs. Same warehouse services revenue per throughput pallet decreased 1.5% compared to the three months ended September 30, 2024. Throughput pallets at our same warehouses decreased 2.0% compared to the three months ended September 30, 2024, primarily driven by customer rationalization of inventory and production levels, as discussed above.

Same warehouse cost of operations decreased $5 million, or 0.9%, compared to the three months ended September 30, 2024, primarily driven by lower other warehouse costs resulting from decreases in occupancy and throughput volumes discussed above.
Non-Same Warehouse Results
The following table presents revenues, cost of operations, non-same warehouse NOI, and margins for our non-same warehouses for the three months ended September 30, 2025 and 2024.

Three Months Ended September 30,
2025	2024	Change
(in millions except revenue per pallet)
Warehouse storage	$48	$34	41.2%
Warehouse services	73	28	160.7%
Total non-same warehouse revenues	121	62	95.2%
Labor	53	22	140.9%
Power	8	4	100.0%
Other warehouse costs	27	17	58.8%
Total non-same warehouse cost of operations	88	43	104.7%
Non-same warehouse NOI	$33	$19	73.7%
Total non-same warehouse margin	27.3%	30.6%	(330)	bps

Number of non-same warehouse sites(1)	63	50

Warehouse storage (2)
Economic occupancy
Average occupied economic pallets (in thousands)	822	577	42.5%
Economic occupancy percentage	66.1%	70.4%	(430) bps
Storage revenue per economic occupied pallet	$58.61	$58.31	0.5%
Physical occupancy
Average physical occupied pallets (in thousands)	783	538	45.5%
Average physical pallet positions (in thousands)	1,244	820	51.7%
Physical occupancy percentage	62.9%	65.6%	(270) bps
Storage revenue per physical occupied pallet	$61.52	$62.51	(1.6)%
Warehouse services (2)
Throughput pallets (in thousands)	2,071	878	135.9%
Warehouse services revenue per throughput pallet	$35.39	$33.40	6.0%

(1) Refer to our “Same Warehouse Analysis,” which describes the composition of our non-same warehouse pool.
(2) Warehouse storage and warehouse services metrics exclude managed sites.
Non-same warehouse revenues increased $59 million, or 95.2%, compared to the three months ended September 30, 2024, including approximately $56 million from acquisitions and $8 million from recently completed greenfield and expansion projects, partially offset by a $5 million net decrease from other non-same warehouse sites.
Non-same warehouse cost of operations increased $45 million, or 104.7%, compared to the three months ended September 30, 2024, including approximately $41 million from acquisitions, $3 million from recently completed greenfield and expansion projects, and $1 million from other non-same warehouse sites.

Global Integrated Solutions Segment
The following table presents the operating results of our global integrated solutions segment for the three months ended September 30, 2025 and 2024.

	Three Months Ended September 30,
	2025	2024	Change
	(in millions)
Global Integrated Solutions segment revenues	$364	$363	0.3%
Global Integrated Solutions segment cost of operations(1)	299	307	(2.6)%
Global Integrated Solutions segment NOI	$65	$56	16.1%
Global Integrated Solutions margin	17.9%	15.4%	250	bps

(1) Cost of operations excludes $2 million and less than $1 million of stock-based compensation expense and related employer-paid payroll taxes for the three months ended September 30, 2025 and 2024, respectively.

Global integrated solutions segment revenues were $364 million for the three months ended September 30, 2025, an increase of $1 million, or 0.3%, compared to $363 million for the three months ended September 30, 2024. The foreign currency translation of revenues earned by our foreign operations had a $5 million favorable impact compared to the three months ended September 30, 2024. Excluding the impact of foreign currency translation, a net decrease was primarily driven by the divestiture of the Spain Transportation business which occurred in August 2025, partially offset by higher foodservice, rail, and direct-to-consumer volumes.
Global integrated solutions segment cost of operations was $299 million for the three months ended September 30, 2025, a decrease of $8 million, or 2.6%, compared to $307 million for the three months ended September 30, 2024. The foreign currency translation of cost of operations from our foreign operations had a $5 million unfavorable impact compared to the three months ended September 30, 2024. Excluding the impact of foreign currency translation, the decrease was primarily driven by the above-mentioned divestiture of the Spain Transportation business and cost control measures.
Global integrated solutions segment NOI was $65 million for the three months ended September 30, 2025, an increase of $9 million, or 16.1%, compared to $56 million for the three months ended September 30, 2024. Foreign currency translation had a less than $1 million net favorable impact compared to the three months ended September 30, 2024.
Other Consolidated Operating Expenses

	Three Months Ended September 30,		Change
	2025	2024	%
	(in millions)
Other consolidated operating expense:
Depreciation and amortization expense	$230	$210	9.5%
General and administrative expense	$145	$143	1.4%
Acquisition, transaction, and other expense	$12	$592	(98.0)%
Restructuring, impairment, and (gain) loss on disposals	$23	$8	n.m.(1)

(1) n.m. (not meaningful) throughout this Quarterly Report is used in place of percentage changes where the change is excessive, involves a comparison between income and loss amounts, or involves a comparison to zero.
Depreciation and amortization expense. Depreciation and amortization expense was $230 million for the three months ended September 30, 2025, an increase of $20 million, or 9.5%, compared to $210 million for the three months ended September 30, 2024. The increase was primarily related to information technology investments, acquisitions, and greenfield and expansion projects.

General and administrative expense. General and administrative expenses were $145 million for the three months ended September 30, 2025, an increase of $2 million, or 1.4%, compared to $143 million for the three months ended September 30, 2024. For the three months ended September 30, 2025 and 2024, general and administrative expenses were 10.5% and 10.7% of total revenues, respectively.
Acquisition, transaction, and other expense. Acquisition, transaction, and other expenses were $12 million for the three months ended September 30, 2025, a decrease of $580 million compared to $592 million for the three months ended September 30, 2024. The decrease was primarily due to costs associated with our IPO, including internalization costs and stock-based compensation expense related to one-time awards associated with the IPO. For further detail on costs associated with our IPO and stock-based compensation, see Note 2, Capital structure and noncontrolling interests and Note 15, Stock-based compensation to the condensed consolidated financial statements included in this Quarterly Report.
Restructuring, impairment, and (gain) loss on disposals. Restructuring, impairment, and (gain) loss on disposals were net expenses of $23 million for the three months ended September 30, 2025, an increase of $15 million compared to net expenses of $8 million for the three months ended September 30, 2024. The increase was primarily due to a goodwill impairment during the three months ended September 30, 2025, partially offset by a net decrease related to decreased net gains associated with a fire which occurred in April 2024 at the Company’s warehouse in Kennewick, Washington, further discussed below.
During the three months ended September 30, 2025, we recorded a goodwill impairment of $28 million (see Note 6, Goodwill and other intangible assets, net in the condensed consolidated financial statements included in this Quarterly Report for details).

The three months ended September 30, 2025 included a net gain of $10 million resulting from insurance reimbursement related to the Kennewick, Washington fire. The three months ended September 30, 2024 included a net gain of $5 million related to the fire, consisting of an insurance reimbursement of $18 million, partially offset by $12 million of clean-up costs and a $1 million loss of carrying value of the impaired assets (see Note 17, Commitments and contingencies in our condensed consolidated financial statements included in this Quarterly Report for details).
Other Income (Expense)
The following table presents other items of income and expense for the three months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Change
	2025	2024	%
	(in millions)
Other income (expense):
Interest expense, net	$(68)	$(82)	(17.1)%
Gain (loss) on extinguishment of debt	$(3)	$(6)	(50.0)%
Gain (loss) on foreign currency transactions, net	$(6)	$14	n.m.
Equity income (loss), net of tax	$(2)	$—	n.m.
Other nonoperating income (expense), net	$(57)	$1	n.m.
Interest expense, net. We reported net interest expense of $68 million for the three months ended September 30, 2025, a decrease of $14 million, or 17.1%, compared to $82 million for the three months ended September 30, 2024. The average effective interest rate of our outstanding debt was 4.3% for the three months ended September 30, 2025, a decrease from 5.8% for the three months ended September 30, 2024, due to lower average borrowings after substantial debt repayments with IPO proceeds during the three months ended September 30, 2024. As a result of this repayment, the notional value of our hedging instruments represents a larger proportion of our overall borrowings. When taking into account income (expense) generated from hedging instruments, the average effective interest rate of our outstanding debt was 3.1% for the three months ended September 30, 2025, a decrease from 4.2% for the three months ended September 30, 2024. For additional information regarding our net interest expense, see Note 11, Interest expense in our condensed consolidated financial statements included in this Quarterly Report.
Gain (loss) on extinguishment of debt. We recognized a loss on debt extinguishment of $3 million during the three months ended September 30, 2025, as a result of repaying debt related to the Spain Transportation business. We recognized a loss on debt extinguishment of $6 million for the three months ended September 30, 2024, related to unamortized deferred financing costs previously capitalized for the Delayed Draw Term Loan (DDTL), which was repaid on July 26, 2024. For additional information regarding our debt, see Note 9, Debt in our condensed consolidated financial statements included in this Quarterly Report.
Gain (loss) on foreign currency transactions, net. We reported a net foreign currency exchange loss of $6 million for the three months ended September 30, 2025, compared to a net gain of $14 million for the three months ended September 30, 2024. The increase in foreign currency exchange loss was due to movements in foreign currency exchange rates against the U.S. dollar, primarily driven by the euro.
Equity income (loss), net of tax. We reported $2 million of net loss from equity method investments for the three months ended September 30, 2025, compared to a net loss of less than $1 million for the three months ended September 30, 2024, primarily related to our investment in Emergent Cold LatAm Holdings, LLC.
Other nonoperating income (expense), net. We reported $57 million of other nonoperating expense for the three months ended September 30, 2025, compared to income of $1 million for the three months ended September 30, 2024. During the three months ended September 30, 2025, we recognized a loss of $60 million on the sale of Spain Transportation, a European subsidiary. For additional information regarding the divestiture, see Note 4, Business combinations, asset acquisitions, and divestitures in the condensed consolidated financial statements included in this Quarterly Report.
Income Tax Expense (Benefit)
Income tax expense for the three months ended September 30, 2025 was $11 million, which represented an increase of $56 million from an income tax benefit of $45 million for the three months ended September 30, 2024. The tax expense in 2025 was principally created by the tax-effect of pre-tax earnings in various jurisdictions, nondeductible expenses including stock-based compensation and interest expense, and financial statement losses for which no tax benefit was recognized. The tax benefit in 2024 was principally created by the tax-effect of pre-tax earnings in various jurisdictions, tax adjustments related to REIT activity, and changes to valuation allowances recorded in the period. Our income taxes are discussed in more detail in Note 8, Income taxes to the condensed consolidated financial statements included in this Quarterly Report.
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

Comparison of Results for the Nine Months Ended September 30, 2025 and 2024
Global Warehousing Segment
The following table presents the operating results of our global warehousing segment for the nine months ended September 30, 2025 and 2024.

Nine Months Ended September 30,
2025	2024	Change
(in millions except revenue per pallet)
Warehouse storage	$1,523	$1,534	(0.7)%
Warehouse services	1,404	1,373	2.3%
Total global warehousing segment revenues	2,927	2,907	0.7%
Labor(1)	1,109	1,062	4.4%
Power	162	155	4.5%
Other warehouse costs(2)	545	538	1.3%
Total global warehousing segment cost of operations	1,816	1,755	3.5%
Global warehousing segment NOI	$1,111	$1,152	(3.6)%
Total global warehousing segment margin	38.0%	39.6%	(160)	bps

Number of warehouse sites	481	468

Warehouse storage(3)
Average economic occupancy
Average occupied economic pallets (in thousands)	8,083	8,121	(0.5)%
Economic occupancy percentage	80.1%	82.8%	(270)	bps
Storage revenue per economic occupied pallet	$188.29	$188.87	(0.3)%
Average physical occupancy
Average physical occupied pallets (in thousands)	7,479	7,504	(0.3)%
Average physical pallet positions (in thousands)	10,086	9,803	2.9%
Physical occupancy percentage	74.2%	76.5%	(230)	bps
Storage revenue per physical occupied pallet	$203.49	$204.39	(0.4)%
Warehouse services(3)
Throughput pallets (in thousands)	40,251	39,239	2.6%
Warehouse services revenue per throughput pallet	$31.98	$32.08	(0.3)%

(1) Labor cost of operations excludes $6 million and $1 million of stock-based compensation expense and related employer-paid payroll taxes for the nine months ended September 30, 2025 and 2024, respectively.

(2) Includes real estate rent expense (operating leases) of $69 million and $75 million for the nine months ended September 30, 2025 and 2024, respectively, and non-real estate rent expense (equipment lease and rentals) of $14 million and $12 million for the nine months ended September 30, 2025 and 2024, respectively.

(3) Warehouse storage and warehouse services metrics exclude managed sites.
Global warehousing segment revenues were $2,927 million for the nine months ended September 30, 2025, an increase of $20 million, or 0.7%, compared to $2,907 million for the nine months ended September 30, 2024. The net increase was primarily driven by a $100 million net increase in our non-same warehouse pool, partially offset by a $80 million decrease in our same warehouse pool, further discussed below. The foreign currency translation of revenues earned by our foreign operations had a $2 million favorable impact compared to the nine months ended September 30, 2024.
Global warehousing segment cost of operations was $1,816 million for the nine months ended September 30, 2025, an increase of $61 million, or 3.5%, compared to $1,755 million for the nine months ended September 30, 2024. A $78 million net increase in our non-same warehouse pool, was partially offset by a $17 million decrease in our same warehouse pool, further discussed below. The foreign currency translation of cost of operations from our foreign operations had a $1 million unfavorable impact compared to the nine months ended September 30, 2024.
Global warehousing segment NOI was $1,111 million for the nine months ended September 30, 2025, a decrease of $41 million, or 3.6%, compared to $1,152 million for the nine months ended September 30, 2024. The net decrease included a decrease of $63 million in our same warehouse pool, partially offset by a net increase of $22 million in our non-same warehouse pool. The foreign currency translation from our foreign operations had a $1 million net favorable impact compared to the nine months ended September 30, 2024.
Same Warehouse Results
The following table presents revenues, cost of operations, same warehouse NOI, and margins for our same warehouses for the nine months ended September 30, 2025 and 2024.

Nine Months Ended September 30,
2025	2024	Change
(in millions except revenue per pallet)
Warehouse storage	$1,381	$1,426	(3.2)%
Warehouse services	1,253	1,288	(2.7)%
Total same warehouse revenues	2,634	2,714	(2.9)%
Labor	989	996	(0.7)%
Power	143	143	—%
Other warehouse costs	477	487	(2.1)%
Total same warehouse cost of operations	1,609	1,626	(1.0)%
Same warehouse NOI	$1,025	$1,088	(5.8)%
Total same warehouse margin	38.9%	40.1%	(120)	bps

Number of same warehouse sites	418	418

Warehouse storage(1)
Economic occupancy
Average occupied economic pallets (in thousands)	7,342	7,537	(2.6)%
Economic occupancy percentage	81.8%	83.3%	(150)	bps
Storage revenue per economic occupied pallet	$187.97	$189.20	(0.7)%
Physical occupancy
Average physical occupied pallets (in thousands)	6,781	6,954	(2.5)%
Average physical pallet positions (in thousands)	8,980	9,043	(0.7)%
Physical occupancy percentage	75.5%	76.9%	(140)	bps
Storage revenue per physical occupied pallet	$203.54	$205.05	(0.7)%
Warehouse services(1)
Throughput pallets (in thousands)	35,910	36,649	(2.0)%
Warehouse services revenue per throughput pallet	$31.73	$32.02	(0.9)%

(1) Warehouse storage and warehouse services metrics exclude managed sites.

Same warehouse storage revenues decreased $45 million, or 3.2%, compared to the nine months ended September 30, 2024, primarily driven by lower average occupancy and lower average rates, as rate increases were more than offset by changes in customer mix. Economic occupancy decreased by 150 basis points, as our customers rationalized inventory and production levels during continued economic pressures. Same warehouse storage revenues per economic occupied pallet decreased 0.7% compared to the prior year period, primarily driven by unfavorable rates, as discussed above, and other changes in our business profile in response to changing customer needs.
Same warehouse services revenues decreased $35 million, or 2.7%, compared to the nine months ended September 30, 2024, primarily driven by lower throughput volumes, lower rates, and other changes in our business profile in response to changing customer needs. Same warehouse services revenue per throughput pallet decreased 0.9% compared to the prior year period. Throughput pallets at our same warehouses decreased 2.0% compared to the nine months ended September 30, 2024, primarily driven by customer rationalization of inventory and production levels as discussed above.
Same warehouse cost of operations decreased $17 million, or 1.0%, compared to the nine months ended September 30, 2024, primarily driven by lower labor and other warehouse costs resulting from decreases in occupancy and throughput volumes discussed above.

Non-Same Warehouse Results
The following table presents revenues, cost of operations, non-same warehouse NOI, and margins for our non-same warehouses for the nine months ended September 30, 2025 and 2024.

Nine Months Ended September 30,
2025	2024	Change
(in millions except revenue per pallet)
Warehouse storage	$142	$108	31.5%
Warehouse services	151	85	77.6%
Total non-same warehouse revenues	293	193	51.8%
Labor	120	66	81.8%
Power	19	12	58.3%
Other warehouse costs	68	51	33.3%
Total non-same warehouse cost of operations	207	129	60.5%
Non-same warehouse NOI	$86	$64	34.4%
Total non-same warehouse margin	29.4%	33.2%	(380)	bps

Number of non-same warehouse sites(1)	63	50

Warehouse storage(2)
Economic occupancy
Average occupied economic pallets (in thousands)	741	584	26.9%
Economic occupancy percentage	67.0%	76.8%	(980)	bps
Storage revenue per economic occupied pallet	$191.67	$184.64	3.8%
Physical occupancy
Average physical occupied pallets (in thousands)	698	550	26.9%
Average physical pallet positions (in thousands)	1,106	760	45.5%
Physical occupancy percentage	63.1%	72.4%	(930)	bps
Storage revenue per physical occupied pallet	$203.74	$196.18	3.9%
Warehouse services(2)
Throughput pallets (in thousands)	4,341	2,590	67.6%
Warehouse services revenue per throughput pallet	$34.02	$32.83	3.6%

(1) Refer to our “Same Warehouse Analysis,” which describes the composition of our non-same warehouse pool.
(2) Warehouse storage and warehouse services metrics exclude managed sites.
Non-same warehouse revenues increased $100 million, or 51.8%, compared to the nine months ended September 30, 2024, including approximately $113 million from acquisitions and $18 million from recently completed greenfield and expansion projects, partially offset by a $32 million net decrease from other non-same warehouse sites.
Non-same warehouse cost of operations increased $78 million, or 60.5%, compared to the nine months ended September 30, 2024, including approximately $80 million from acquisitions and $7 million from recently completed greenfield and expansion projects, partially offset by a $10 million net decrease from other non-same warehouse sites.

Global Integrated Solutions Segment
The following table presents the operating results of our global integrated solutions segment for the nine months ended September 30, 2025 and 2024.

	Nine Months Ended September 30,
	2025	2024	Change
	(in millions)
Global Integrated Solutions segment revenues	$1,092	$1,094	(0.2)%
Global Integrated Solutions segment cost of operations(1)	902	916	(1.5)%
Global Integrated Solutions segment NOI	$190	$178	6.7%
Global Integrated Solutions margin	17.4%	16.3%	110	bps

(1) Cost of operations excludes $4 million and less than $1 million of stock-based compensation expense and related employer-paid payroll taxes for the nine months ended September 30, 2025 and 2024, respectively.

Global integrated solutions segment revenues were $1,092 million for the nine months ended September 30, 2025, a decrease of $2 million, or 0.2%, compared to $1,094 million for the nine months ended September 30, 2024. The decrease was primarily due to lower transportation volumes and the divestiture of the Spain Transportation business which occurred in August 2025, partially offset by higher foodservice, direct-to-consumer, and rail volumes. In addition, the foreign currency translation of revenues earned by our foreign operations had a $8 million favorable impact compared to the nine months ended September 30, 2024.
Global integrated solutions segment cost of operations was $902 million for the nine months ended September 30, 2025, a decrease of $14 million, or 1.5%, compared to $916 million for the nine months ended September 30, 2024. The decrease was primarily due to lower transportation volumes, the above-mentioned sale of the Spain Transportation business, and cost control measures. The foreign currency translation of cost of operations from our foreign operations had an $8 million unfavorable impact compared to the nine months ended September 30, 2024.
Global integrated solutions segment NOI was $190 million for the nine months ended September 30, 2025, an increase of $12 million, or 6.7%, compared to $178 million for the nine months ended September 30, 2024. Foreign currency translation had a net favorable impact of less than $1 million compared to nine months ended September 30, 2024.
Other Consolidated Operating Expenses

	Nine Months Ended September 30,		Change
	2025	2024	%
	(in millions)
Other consolidated operating expense:
Depreciation and amortization expense	$666	$640	4.1%
General and administrative expense	$442	$394	12.2%
Acquisition, transaction, and other expense	$64	$612	(89.5)%
Restructuring, impairment, and (gain) loss on disposals	$5	$23	(78.3)%
Depreciation and amortization expense. Depreciation and amortization expense was $666 million for the nine months ended September 30, 2025, an increase of $26 million, or 4.1%, compared to $640 million for the nine months ended September 30, 2024. The increase was primarily related to acquisitions and greenfield and expansion projects.
General and administrative expense. General and administrative expenses were $442 million for the nine months ended September 30, 2025, an increase of $48 million, or 12.2%, compared to $394 million for the nine months ended September 30, 2024. The increase was primarily due to $51 million of additional stock-based compensation expense driven by the restructuring of our equity compensation plans in conjunction with becoming a public company. For the nine months ended September 30,

2025 and 2024, general and administrative expenses were 11.0% and 9.8% of total revenues, respectively, with the increase primarily driven by the stock-based compensation expense mentioned above.
Acquisition, transaction, and other expense. Acquisition, transaction, and other expenses were $64 million for the nine months ended September 30, 2025, a decrease of $548 million compared to $612 million for the nine months ended September 30, 2024. The decrease was primarily due to costs associated with our IPO, including internalization costs and stock-based compensation expense related to one-time awards associated with the IPO, partially offset by fair value adjustments related to put options issued in connection with the IPO which were recognized during the nine months ended September 30, 2025. For further detail on costs associated with our IPO and stock-based compensation, see Note 2, Capital structure and noncontrolling interests and Note 15, Stock-based compensation to the condensed consolidated financial statements included in this Quarterly Report.
Restructuring, impairment, and (gain) loss on disposals. Restructuring, impairment, and (gain) loss on disposals were net expenses of $5 million for the nine months ended September 30, 2025, a decrease of $18 million compared to net expenses of $23 million for the nine months ended September 30, 2024. The decrease primarily related to decreased net gains associated with a fire that occurred in April 2024 at the Company’s warehouse in Kennewick, Washington, partially offset by a goodwill impairment during the nine months ended September 30, 2025, further discussed below.
The nine months ended September 30, 2025 included a net gain of $47 million related to the Kennewick, Washington fire, primarily from $48 million of insurance reimbursement. The nine months ended September 30, 2024 included a net gain of $4 million related to the fire, consisting of an insurance reimbursement of $50 million, partially offset by $25 million loss of carrying value of the impaired assets and $21 million of clean-up costs (see Note 17, Commitments and contingencies in our condensed consolidated financial statements included in this Quarterly Report for details).
During the nine months ended September 30, 2025, we recorded a goodwill impairment of $28 million (see Note 6, Goodwill and other intangible assets, net in the condensed consolidated financial statements included in this Quarterly Report for details).
Other Income (Expense)
The following table presents other items of income and expense for the nine months ended September 30, 2025 and 2024.

	Nine Months Ended September 30,		Change
	2025	2024	%
	(in millions)
Other income (expense):
Interest expense, net	$(195)	$(369)	(47.2)%
Gain (loss) on extinguishment of debt	$(3)	$(13)	(76.9)%
Gain (loss) on foreign currency transactions, net	$36	$5	n.m.
Equity income (loss), net of tax	$(3)	$(3)	—%
Other nonoperating income (expense), net	$(56)	$1	n.m.
Interest (expense), net. We reported net interest expense of $195 million for the nine months ended September 30, 2025, a decrease of $174 million, or 47.2%, compared to $369 million for the nine months ended September 30, 2024. The average effective interest rate of our outstanding debt was 4.3% for the nine months ended September 30, 2025, a decrease from 6.4% for the nine months ended September 30, 2024, due to lower average borrowings after substantial debt repayments with IPO proceeds during the nine months ended September 30, 2024. As a result of this repayment, the notional value of our hedging instruments represents a larger proportion of our overall borrowings. When taking into account income (expense) generated from hedging instruments, the average effective interest rate of our outstanding debt was 3.0% for the nine months ended September 30, 2025, a decrease from 5.1% for the nine months ended September 30, 2024. For additional information regarding our net interest expense, see Note 11, Interest expense in our condensed consolidated financial statements included in this Quarterly Report.
Gain (loss) on extinguishment of debt. We recognized a loss on debt extinguishment of $3 million during the nine months ended September 30, 2025, as a result of repaying debt relating to the Spain Transportation business. We recognized a loss on debt extinguishment of $13 million for the nine months ended September 30, 2024, as the result of various debt refinancing agreements. For additional information regarding our debt, see Note 9, Debt in our condensed consolidated financial statements included in this Quarterly Report.

Gain (loss) on foreign currency transactions, net. We reported a net foreign currency exchange gain of $36 million for the nine months ended September 30, 2025 compared to a net gain of $5 million for the nine months ended September 30, 2024. The increase in foreign currency exchange gain was due to changes in foreign currency exchange rates against the U.S. dollar, with the largest impacts driven by the euro.
Equity income (loss), net of tax. We reported a net loss from equity method investments of $3 million for both the nine months ended September 30, 2025 and 2024. The net loss in both periods was primarily related to our investment in Emergent Cold LatAm Holdings, LLC.
Other nonoperating income (expense), net. We reported $56 million of other nonoperating loss for the nine months ended September 30, 2025, compared to net income of $1 million for the nine months ended September 30, 2024. During the nine months ended September 30, 2025, we recognized a loss of $60 million on the sale of Spain Transportation, a European subsidiary. For additional information regarding the divestiture, see Note 4, Business combinations, asset acquisitions, and divestitures in our the condensed consolidated financial statements included in this Quarterly Report.
Income Tax Expense (Benefit)
Income tax expense for the nine months ended September 30, 2025 was $12 million, an increase of $60 million from an income tax benefit of $48 million for the nine months ended September 30, 2024. The tax expense in 2025 was principally created by the tax-effect of pre-tax earnings in various jurisdictions, nondeductible expenses including stock-based compensation and interest expense, and financial statement losses for which no tax benefit was recognized. The tax benefit in 2024 was principally created by the tax-effect of pre-tax earnings in various jurisdictions, tax adjustments related to REIT activity, and changes to valuation allowances recorded in the period. Our income taxes are discussed in more detail in Note 8, Income taxes to the condensed consolidated financial statements included in this Quarterly Report.
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

The table below reconciles total segment NOI to net income (loss), which is the most directly comparable financial measure calculated in accordance with GAAP, in each case for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Net income (loss)	$(112)	$(543)	$(119)	$(671)
Stock-based compensation expense and related employer-paid payroll taxes in cost of operations	4	1	10	1
General and administrative expense	145	143	442	394
Depreciation expense	174	156	502	478
Amortization expense	56	54	164	162
Acquisition, transaction, and other expense	12	592	64	612
Restructuring, impairment, and (gain) loss on disposals	23	8	5	23
Equity (income) loss, net of tax	2	—	3	3
(Gain) loss on foreign currency transactions, net	6	(14)	(36)	(5)
Interest expense, net	68	82	195	369
(Gain) loss on extinguishment of debt	3	6	3	13
Other nonoperating (income) expense, net	57	(1)	56	(1)
Income tax expense (benefit)	11	(45)	12	(48)
Total segment NOI	$449	$439	$1,301	$1,330
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
We also calculate our Adjusted EBITDA as EBITDAre further adjusted for the effects of gain or loss on the sale of non-real estate assets, gain or loss on the destruction of property (net of insurance proceeds), other nonoperating income or expense, acquisition, restructuring, and other expense, foreign currency exchange gain or loss, stock-based compensation expense and related employer-paid payroll taxes from grants under our equity incentive plans, loss or gain on debt extinguishment and modification, non-real estate impairments, technology transformation, and reduction in EBITDAre from partially owned entities. We believe that the presentation of Adjusted EBITDA provides a measurement of our operations that is meaningful to investors because it excludes the effects of certain items that are otherwise included in EBITDAre but which we do not believe are indicative of our core business operations. EBITDAre and Adjusted EBITDA are not measurements of financial performance under GAAP, and our EBITDAre and Adjusted EBITDA may not be comparable to similarly titled measures of other companies. You should not consider our EBITDAre and Adjusted EBITDA as alternatives to net income or cash flows from operating activities determined in accordance with GAAP. Our calculations of EBITDAre and Adjusted EBITDA have limitations as analytical tools, including the following:
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
The table below reconciles EBITDA, EBITDAre, and Adjusted EBITDA to net income (loss), which is the most directly comparable financial measure calculated in accordance with GAAP, in each case for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Net income (loss)	$(112)	$(543)	$(119)	$(671)
Adjustments:
Depreciation and amortization expense	230	210	666	640
Interest expense, net	68	82	195	369
Income tax expense (benefit)	11	(45)	12	(48)
EBITDA	$197	$(296)	$754	$290
Adjustments:
Net loss (gain) on sale of real estate assets	—	2	3	5
Impairment of real estate assets	—	4	—	9
Allocation of EBITDAre of noncontrolling interests	1	(1)	—	(2)
EBITDAre	$198	$(291)	$757	$302
Adjustments:
Net (gain) loss on sale of non-real estate assets	(1)	—	(3)	(2)
Other nonoperating (income) expense, net	57	(1)	56	(1)
Acquisition, restructuring, and other	14	470	79	496
Technology transformation	5	5	17	15
(Gain) loss on property destruction	(10)	(5)	(47)	(4)
(Gain) loss on foreign currency transactions, net	6	(14)	(36)	(5)
Stock-based compensation expense and related employer-paid payroll taxes	38	160	108	171
(Gain) loss on extinguishment of debt	3	6	3	13
Non-real estate impairment	1	—	2	—
Impairment of goodwill and other intangible assets	29	—	29	—
Allocation related to unconsolidated JVs	2	4	7	9
Allocation adjustments of noncontrolling interests	(1)	(1)	(1)	—
Adjusted EBITDA	$341	$333	$971	$994

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

The table below reconciles FFO, Core FFO, and Adjusted FFO to net income (loss), which is the most directly comparable financial measure calculated in accordance with GAAP, in each case for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Net income (loss)	$(112)	$(543)	$(119)	$(671)
Adjustments:
Real estate depreciation	97	89	276	265
In-place lease intangible amortization	2	1	4	6
Net loss (gain) on sale of real estate assets	—	2	3	5
Impairment of real estate assets	—	4	—	9
Real estate depreciation, (gain) loss on sale of real estate and real estate impairments on unconsolidated JVs	1	1	2	2
Allocation of noncontrolling interests	1	—	1	(1)
FFO	$(11)	$(446)	$167	$(385)
Adjustments:
Net (gain) loss on sale of non-real estate assets	(1)	—	(3)	(2)
Finance lease ROU asset amortization - real estate	17	17	53	53
Non-real estate impairment	1	—	2	—
Impairment of goodwill and other intangible assets	29	—	29	—
Other nonoperating (income) expense, net	57	(1)	56	(1)
Acquisition, restructuring, and other	18	473	90	500
Technology transformation	5	5	17	15
(Gain) loss on property destruction	(10)	(5)	(47)	(4)
(Gain) loss on foreign currency transactions, net	6	(14)	(36)	(5)
(Gain) loss on extinguishment of debt	3	6	3	13
Core FFO	$114	$35	$331	$184
Adjustments:
Non-real estate depreciation and amortization	105	93	308	294
Finance lease ROU asset amortization - non-real estate	9	8	25	21
Amortization of deferred financing costs, discount, and above/below market debt	3	6	8	17
Deferred income taxes expense (benefit)	(4)	(47)	(13)	(71)
Straight line net operating rent	—	(1)	—	(3)
Amortization of above / below market leases	—	—	—	(1)
Stock-based compensation expense and related employer-paid payroll taxes	38	160	108	171
Recurring maintenance capital expenditures	(43)	(45)	(117)	(123)
Allocation related to unconsolidated JVs	—	1	2	4
Allocation of noncontrolling interests	(1)	(2)	(1)	(1)
Adjusted FFO	$221	$208	$651	$492

Liquidity and Capital Resources
As of September 30, 2025, we had $74 million of cash and cash equivalents and $1.2 billion available under our Revolving Credit Facility (net of outstanding standby letters of credit in the amount of $65 million, which reduce availability). We currently expect that our principal sources of funding will include:
•current cash balances;
•cash flows from operations;
•our credit facilities; and
•other forms of debt financings and equity offerings.
Our liquidity requirements and capital commitments primarily consist of:
•operating activities and overall working capital;
•capital expenditures;
•development and acquisition activities;
•capital contributions;
•debt service obligations; and
•stockholder distributions.
As of September 30, 2025, we expect that our funding sources as noted above will be adequate to meet our short-term liquidity requirements and capital commitments for the next twelve months. For more information regarding our debt facilities, refer to Note 9, Debt in the condensed consolidated financial statements included in this Quarterly Report. We expect to utilize the same sources of capital we will rely on to meet our short-term liquidity requirements to also meet our long-term liquidity requirements, which include funding our operating activities, our debt service obligations and stockholder distributions, and our future development and acquisition activities.
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
Since the IPO, the board of directors of the Company has declared a regular quarterly cash dividend, which was prorated for the inaugural period of the third quarter of 2024 at $0.38 per share of common stock. The dividend declared every quarter since then has been $0.5275 per share of common stock. Each dividend is payable to shareholders of record as of the last day of the respective quarter and is paid in the subsequent month.

Outstanding Indebtedness
The following table summarizes our outstanding indebtedness as of September 30, 2025 (in millions):

September 30
2025
Fixed rate	$2,688
Variable rate—unhedged	780
Variable rate—hedged	2,500
Total debt	$5,968

Percent of total debt:
Fixed rate	45.0%
Variable rate—unhedged	13.1%
Variable rate—hedged	41.9%
The variable rate debt shown above bears interest at interest rates based on various one-month rates of which SOFR is the most significant, depending on the respective agreement governing the debt, including our Revolving Credit Facility and Term Loan A. As of September 30, 2025, our debt had a weighted average term to maturity of approximately 3.2 years, assuming exercise of extension options.
For further information regarding outstanding indebtedness, please see Note 9, Debt in the condensed consolidated financial statements included in this Quarterly Report.
Offering of 5.25% Notes
On June 17, 2025, Lineage OP, LP (the “operating partnership” or “OP”) issued $500 million aggregate principal amount of 5.25% senior notes due July 15, 2030 (the “5.25% Notes”). The 5.25% Notes are fully and unconditionally guaranteed by Lineage, Inc., Lineage Logistics Holdings, LLC, and certain other subsidiaries of the Company that guarantee or are otherwise obligated in respect of the Credit Agreement (other than the Operating Partnership and any excluded subsidiaries, collectively, the “Guarantors,” as detailed in Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on June 17, 2025). The Company’s other subsidiaries do not guarantee the 5.25% Notes (collectively, “Non-Guarantor Subsidiaries”). Interest on the notes will be paid semi-annually on January 15 and July 15 of each year, commencing January 15, 2026. The 5.25% Notes were issued at 98.991% of par.
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
Our credit loss expense related to customer receivables was $5 million and $3 million for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025 and December 31, 2024, we maintained allowances for uncollectible balances of $11 million and $10 million, respectively, which we believed to be adequate.
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
The following table sets forth our recurring maintenance capital expenditures for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
(in millions)
Global warehousing	$35	$38	$99	$92
Global integrated solutions	6	1	11	10
Information technology and other	2	6	7	21
Maintenance capital expenditures	$43	$45	$117	$123
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

The following table sets forth our repair and maintenance expenses for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
(in millions)
Global warehousing	$38	$40	$110	$109
Global integrated solutions	14	13	42	40
Repair and maintenance expenses	$52	$53	$152	$149
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
The following table sets forth our integration capital expenditures for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
(in millions)
Global warehousing	$19	$14	$42	$32
Global integrated solutions	1	—	1	1
Information technology and other	4	5	11	18
Integration capital expenditures	$24	$19	$54	$51
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
The following table sets forth our external growth capital investments for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
(in millions)
Acquisitions, including equity issued and net of cash acquired and adjustments (1)	$2	$40	$441	$113
Greenfield and expansion expenditures	92	66	182	197
Energy and economic return initiatives	16	24	57	71
Information technology transformation and growth initiatives	17	23	49	50
External growth capital investments	$127	$153	$729	$431

(1) Excludes buildings and land acquired through exercise of finance lease purchase options, where amount paid did not exceed the finance lease liability.
We completed five acquisitions during the nine months ended September 30, 2025, none of which were during the three months ended September 30, 2025. We completed one and three acquisitions during the three and nine months ended September 30, 2024, respectively. Refer to Note 4, Business combinations, asset acquisitions, and divestitures in our condensed consolidated financial statements included in this Quarterly Report for more information regarding current period business combinations and asset acquisitions.
The greenfield and expansion expenditures related primarily to projects that remained under construction as of the respective period end, with a notable expansion at the Hobart, IN cold storage facility during both the nine months ended September 30, 2025 and September 30, 2024, as well as the construction of a new, fully automated cold storage warehouse in Hazleton, PA during the nine months ended September 30, 2024. During the nine months ended September 30, 2025, we have also began construction on a new greenfield in Dallas, TX under our arrangement with Tyson Foods (see Note 4, Business combinations, asset acquisitions, and divestitures for discussion of the Tyson Foods agreements).
Energy and economic return initiatives included corporate initiatives and smaller customer-driven growth projects. Information technology transformation and growth initiatives included spending on our patented LinOS technology.
Historical Cash Flows
The following summary discussion of our cash flows is based on the condensed consolidated statements of cash flows included in this Quarterly Report.

	Nine Months Ended September 30,
	2025	2024
	(in millions)
Net cash provided by operating activities	$627	$446
Net cash used in investing activities	$(899)	$(536)
Net cash provided by financing activities	$172	$428

Operating Activities
For the nine months ended September 30, 2025, our net cash provided by operating activities was $627 million, compared to $446 million for the nine months ended September 30, 2024. The increase was primarily due to a decrease in net loss, most notably from lower interest expense, and non-cash items. The notable non-cash items for the nine months ended September 30, 2025 primarily consisted of $107 million of stock-based compensation, $58 million of net loss on divestitures, $51 million gain on insurance recoveries, and $30 million in Put Options fair value adjustments. The notable non-cash items for the nine months ended September 30, 2024 primarily consisted of IPO-related items, such as $200 million of Internalization expense to Bay Grove, and $185 million of expense for vesting of Class D interests in LLH, as well as $171 million of stock-based compensation.
Investing Activities
For the nine months ended September 30, 2025, cash used in investing activities was $899 million. The most significant uses were $441 million in acquisitions, net of cash acquired, and $509 million in purchases of property, plant, and equipment, primarily for growth capital expenditures. In addition, we invested $9 million in our equity method investee Emergent Cold LatAm Holdings, LLC. This was partially offset by $49 million of insurance proceeds, which were primarily related to a fire which occurred at the Company’s warehouse in Kennewick, Washington in 2024 (see Note 17, Commitments and contingencies in our condensed consolidated financial statements included in this Quarterly Report for details).
For the nine months ended September 30, 2024, cash used in investing activities was $536 million. This most significant uses were $486 million in purchases of property, plant, and equipment, primarily for growth capital expenditures. In addition, we invested $113 million in the acquisitions of Entrepôt du Nord Inc, Luik Natie Holding N.V., and Eurofrigor S.r.l. Magazzini Generali and $13 million in Emergent Cold LatAm Holdings, LLC, offset by $50 million in insurance recovery proceeds for the warehouse fire in Kennewick.
Financing Activities
Our net cash provided by financing activities was $172 million for the nine months ended September 30, 2025, which primarily consisted of $495 million of proceeds from issuance of bonds and $404 million of net borrowings on revolving credit lines. These inflows were offset by $402 million of dividends and other distributions, $190 million of repayments of long-term debt and finance leases, $88 million of which was related to the Houston, Texas lease purchase, $78 million for payment of the exercise of a Put Option and $28 million of redemption of redeemable noncontrolling interest.
Our net cash provided by financing activities was $428 million for the nine months ended September 30, 2024, which reflected the impacts of the change in our debt and capital structure as a result of our 2024 IPO. The financing activities primarily consisted of $4,879 million of proceeds from the issuance of common stock in our IPO (net of equity raise costs) and $540 million of net borrowings on revolving credit lines. The inflows were offset by $4,606 million net for repayments of long-term debt and finance leases (see Note 9, Debt for details of debt instruments paid off in 2024), $138 million for distributions, $75 million for redemption of OPEUs, $46 million for payment of deferred consideration liabilities, $46 million for the repurchase of common shares for employee income taxes on stock-based compensation, $45 million for financing fees, and $25 million for redemption of common stock.
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

	September 30,	December 31,
Summarized Balance Sheet Data (in millions)	2025	2024
Total current assets	$374	$388
Amounts due from non-guarantor subsidiaries	$13,587	$12,764
Total non-current assets	$4,962	$4,504

Total current liabilities	$604	$713
Amounts due to non-guarantor subsidiaries	$12,093	$11,283
Total non-current liabilities	$5,525	$4,519
Redeemable noncontrolling interests	$—	$32
Noncontrolling interests	$982	$999

	Nine Months Ended	Year Ended
	September 30,	December 31,
Summarized Statement of Operations Data (in millions)	2025	2024
Net revenues from external customers	$1,472	$1,994
Cost of operations	$(1,096)	$(1,445)
Net revenue and cost of operations charges with non-guarantor subsidiaries	$112	$330
Income (loss) from operations	$(85)	$(365)
Net income (loss)	$(246)	$(671)
Net income (loss) attributable to the combined guarantor entities	$(233)	$(585)
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
As of September 30, 2025, entities that are direct borrowers, guarantors, or otherwise obligated in respect the Credit Agreement had an aggregate of $19,577 million of assets and were direct borrowers, guarantors or otherwise obligated in respect of an aggregate of $5,469 million of indebtedness, in each case, excluding intercompany investments and obligations. As of September 30, 2025, the OP and the Guarantors had an aggregate of $18,923 million of assets and were direct borrowers in respect of $5,316 million of indebtedness, in each case, excluding intercompany investments and obligations.
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
There have been no material changes to our critical accounting policies and estimates as described in our 2024 Annual Report in Form 10-K, except for the below update.

Goodwill Impairment
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
We assess goodwill for impairment at our annual impairment testing date of October 1 and whenever events or circumstances indicate that it is more-likely-than-not that a reporting unit’s fair value is below its carrying value. Due to the sale of Lineage Spain Transportation S.L.U. during the three months ended September 30, 2025, we determined that the impacted reporting unit more likely than not had a fair value below its carrying value. As such, we performed a quantitative assessment on this reporting unit, estimating its fair value as described below. Carrying value of this reporting unit included assets and liabilities attributable to its business operations and allocated goodwill as of the interim testing date. Based on the results of the quantitative assessment, we recorded a $28 million goodwill impairment for the three months ended September 30, 2025.
Fair value of the reporting unit was estimated using a combination of equally weighted income approach and market approach. There was not a material difference in values estimated under each method, and as such, the weightings were not a significant estimate. We utilized third-party valuation specialists and used industry accepted valuation models in calculating the reporting unit’s fair value estimate.
The income approach is based on discounted future cash flows and requires key assumptions, including the following:
•Future revenue growth: our analysis utilized an assumption of future growth based on industry forecasts, historical results, and existing long-term contracts. The long-term revenue growth assumption used in our model was 3.0%.
•Operating costs and profitability: our analysis utilized an assumption of future operating costs based on industry forecasts, historical results, operational focus of management, and market energy cost projections, assuming a slow, steady increase in our EBITDA margin.
•Capital requirements: we estimated future capital requirements based on current planned expansions, appropriation requests, and projected growth of existing operations included in the estimate of future revenue growth.
•Discount rates: we utilized a WACC that considers the cost of capital and cost of debt, with inputs such as risk premiums, relevant comparable public companies’ debt and capital metrics, tax rates, risk-free interest rates, and other assumptions. Our selected WACC rate was 10.5%.
The market approach is based on market EBITDA multiples and requires judgment in selection of comparable companies and appropriate multiples. If the market conditions improve or deteriorate, we overachieve or don’t achieve the projected revenue growth or operational efficiencies, our capital spend changes significantly from the estimated figures, or other notable changes in our business occur, it could result in a lower or higher estimated goodwill impairment in this reporting unit.
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
As of September 30, 2025, we had $3,199 million of variable-rate debt under our revolver and term loan agreements, primarily bearing interest at Adjusted Term SOFR of 4.3%, plus a margin of 92.5 basis points (refer to Note 9, Debt to our condensed consolidated financial statements for details of the entire balance by currency and rate). We have entered into interest rate hedges to effectively lock in the floating rates on $2,500 million of our variable-rate debt at a weighted average rate of 1.40% plus a margin of 92.5 basis points. These hedges include swapping $1,000 million of borrowings under the Term Loan A to a weighted average fixed interest rate of 0.49% plus a margin of 92.5 basis points through 2025 and 2% caps (plus margin) totaling $1,500 million on other variable-rate debt that expire in January 2026. As a result, our exposure to changes in interest rates as of September 30, 2025 primarily consists of our $780 million of unhedged variable rate debt. As of September 30, 2025, a 100 basis point increase in market interest rates would result in an increase in interest expense to service our variable-rate debt of approximately $8 million on an annualized basis. A 100 basis point decrease in market interest rates would result in a decrease in interest of approximately $8 million on an annualized basis.
During the nine months ended September 30, 2025, we executed forward-starting hedges which will effectively lock in the floating rates on $1,250 million of our variable-rate debt upon the expiration of the above-described hedges. These hedges include swapping $750 million of borrowings under the Revolving Credit Facility to a weighted average fixed interest rate of 3.2% plus a margin of 92.5 basis points and swapping $500 million of borrowings under the Term Loan A to a weighted average fixed interest rate of 3.1% plus a margin of 92.5 basis points. All of these forward-starting hedges will expire in February 2028.
Foreign Currency Risk
We are exposed to foreign currency exchange variability related to investments in and earnings from our foreign subsidiaries, as the revenues and expenses of these subsidiaries are typically generated in the currencies of the countries in which they operate. Foreign currency market risk is the possibility that our results of operations or financial position could be better or worse than planned because of changes in foreign currency exchange rates. When the local currencies in these countries decline relative to our reporting currency, the U.S. dollar, our consolidated revenues, segment NOI margins, and net investment in properties and operations outside the United States decrease. The impact of currency fluctuations on our earnings is partially mitigated by the fact that most operating and other expenses are also incurred and paid in the local currency. The impact of devaluation or depreciating currency on an entity depends on the residual effect on the local economy and the ability of an entity to raise prices and/or reduce expenses. Due to our constantly changing currency exposure and the potential substantial volatility of currency exchange rates, we cannot predict the effect of exchange rate fluctuations on our business. As a result, changes in the relation of the currency of our international operations to U.S. dollars may also affect the book value of our assets and the amount of total equity. Such foreign currency exposure as of September 30, 2025 was not materially different from what we disclosed in our 2024 Annual Report in Form 10-K.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on such evaluation, our CEO and CFO have concluded that our disclosures controls and procedures were effective as of September 30, 2025 at a reasonable assurance level. Such disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures.
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
The following table summarizes share repurchase activity for the three months ended September 30, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in millions)
July 1 - July 31, 2025	—	$—	—	$—
August 1 - August 31, 2025	614,354(1)	$127.23	—	$—
September 1 - September 30, 2025	—	$—	—	$—
Total	614,354		—

(1) As disclosed in Note 2, Capital structure and noncontrolling interests in the condensed consolidated financial statements included in this Quarterly Report, one of the Company’s Put Options was settled in August 2025. As a result of this settlement, 614,354 shares of common stock were repurchased at an above-market price.

Unregistered Sales of Equity Securities
The following table sets forth all unregistered sales of securities made by us during the three months ended September 30, 2025:

Date	Securities Issued	Purchaser	Consideration	Exemption From Registration
July 15, 2025	5,321 shares of common stock	An investor in Lineage OP, LP	Certain partnership common units in Lineage OP, LP	Section 4(a)(2)
July 31, 2025	39,024 shares of common stock	An investor in Lineage OP, LP	Certain partnership common units in Lineage OP, LP	Section 4(a)(2)
August 7, 2025	34,599 shares of common stock	An investor in Lineage OP, LP	Certain partnership common units in Lineage OP, LP	Section 4(a)(2)
September 15, 2025	10,000 shares of common stock	An investor in Lineage OP, LP	Certain partnership common units in Lineage OP, LP	Section 4(a)(2)
September 19, 2025	1,790 shares of common stock	An investor in Lineage OP, LP	Certain partnership common units in Lineage OP, LP	Section 4(a)(2)
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended September 30, 2025, as such terms are defined in Item 408 of Regulation S-K.
Transition Agreement
The Company entered into the Transition Agreement with its retiring Chief Financial Officer, Robert Crisci, on October 31, 2025 that is expected to run through April 2, 2027, pursuant to which Mr. Crisci will remain an employee in a senior advisory role and (i) receive a weekly base salary of $15,000, (ii) remain eligible to receive his annual bonus for calendar year 2025, which is comprised of a cash component, payment of which is conditioned upon Mr. Crisci’s continued service with the Company through the applicable payment date, and performance-vesting restricted stock units granted on March 18, 2025, each based on actual performance determined in accordance with the applicable bonus plan or program maintained by the Company (or any of its affiliates) and, in the case of the performance-vesting restricted stock units, the applicable award agreement governing such performance-vesting restricted stock units and (iii) be eligible to receive a one-time retention bonus amount of $80,000, to be paid following Mr. Crisci’s separation from service with the Company, subject to his execution and non-revocation of a release of claims and compliance with certain restrictive covenants. Equity awards previously granted to Mr. Crisci will continue to vest upon the terms set forth in the respective award agreements.
The foregoing description of the Transition Agreement does not purport to be complete and is qualified in its entirety by the full text of the Transition Agreement, which is filed as Exhibit 10.2 to this Quarterly Report.

Item 6. Exhibits

Exhibit No.	Description
3.1	Articles of Amendment and Restatement of Lineage, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (File No. 333-280997), filed on July 25, 2024)
3.2	Amended and Restated Bylaws of Lineage, Inc. (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (File No. 333-280997), filed on July 25, 2024)
10.1	Tenth Amended and Restated Operating Agreement of Lineage Logistics Holdings, LLC
10.2†	Transition Agreement between Rob Crisci and Lineage Logistics Services, LLC
10.3†
Letter Agreement, dated October 17, 2025, by and between Robb LeMasters and Lineage, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 20, 2025)

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
101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2025 is formatted in iXBRL (“eXtensible Business Reporting Language”): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations and comprehensive income (loss), (iii) condensed consolidated statements of redeemable noncontrolling interests and equity, (iv) condensed consolidated statements of cash flows and (v) the notes to condensed consolidated financial statements.

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

Lineage, Inc.
(Registrant)

November 5, 2025	/s/ Abigail Fleming
Date	(Signature)
Abigail Fleming
Chief Accounting Officer