Form 10-K
period 2025-12-31
Lineage, Inc.
filed 2026-02-25
CIK 1868159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2025, the aggregate market value of the common stock owned by non-affiliates of Lineage, Inc. was $3.1 billion. Shares held by non-affiliates were calculated by excluding shares held by executive officers, directors, and 10% or greater stockholders as of June 30, 2025 from total common stock shares outstanding. This calculation does not reflect a determination that persons whose shares are excluded from the computation are affiliates for any other purpose.
As of February 19, 2026, the registrant had outstanding 227,080,326 shares of common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement related to its 2026 Annual Meeting to be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2025 are incorporated by reference in Part III of this Form 10-K.

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
•risks associated with artificial intelligence (“AI”);
•our failure to maintain an effective system of internal control over financial reporting;
•our failure to maintain our status as a real estate investment trust (“REIT”) for U.S. federal income tax purposes;
•changes in local, state, federal, and international laws and regulations, including related to taxation, tariffs, real estate and zoning laws, increases in real property tax rates, and challenges to our tax positions;
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

Part I
Item 1. Business
Overview
We are the world’s largest global temperature-controlled warehouse REIT, with a modern and strategically located network of properties. Our business is competitively positioned to deliver a seamless end-to-end, technology-enabled, customer experience for thousands of customers, each with their own unique requirements in the temperature-controlled supply chain. As of December 31, 2025, we operated an interconnected global temperature-controlled warehouse network, comprising approximately 88 million square feet and 3.1 billion cubic feet of capacity across 501 warehouses predominantly located in densely populated critical-distribution markets, with 326 in North America, 89 in Asia-Pacific, and 86 in Europe. We have a well-diversified and stable customer base and currently serve more than 11,000 customers that include household names of the largest food retailers, manufacturers, processors, and food service distributors in the industry. For the year ended December 31, 2025, we generated $5.4 billion of revenue, $0.1 billion of net loss, $1.7 billion of net operating income (“NOI”) and $1.3 billion of Adjusted EBITDA. For definitions of NOI and Adjusted earnings before interest, taxes, depreciation, and amortization (“EBITDA”) and reconciliations of each of these non-GAAP measures to the most directly comparable GAAP financial measure, refer to the section titled “Non-GAAP Financial Measures” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report.
Recent Acquisitions, Greenfields, and Expansions Highlights
During the year ended December 31, 2025, we acquired four cold storage warehouses and other related assets from Tyson Foods for $256 million. Additionally, we entered into an agreement to design, build, and operate two fully automated cold storage warehouses, with Tyson Foods as the anchor customer. In the second half of the year, we broke ground on the construction of one of these fully automated warehouses in Texas. In 2025, we also completed a new greenfield warehouse in Bremerhaven, Germany, and were near completion of a notable expansion at our Hobart, Indiana cold storage facility, which began operating in early 2026.
Our Business Segments
We view, manage, and report on our business through two segments:
•Global warehousing, which utilizes our high-quality industrial real estate properties to provide temperature-controlled warehousing storage and services to our customers and which represented approximately 86% of our total NOI for the year ended December 31, 2025; and
•Global integrated solutions, which complements warehousing with supply chain services to facilitate the movement of products through the food supply chain to generate cost savings for customers and additional revenue streams for our company and which represented approximately 14% of our total NOI for the year ended December 31, 2025.
Global Warehousing Segment
The backbone of our business is our mission-critical network of sophisticated, modern, and strategically-located temperature-controlled warehouses.

Facilities in the Global Warehousing Segment
The following table provides information regarding the temperature-controlled warehouses in our global warehousing segment that we owned, leased, or managed in each of the regions in which we operated as of, or for the year ended, December 31, 2025.

Region	Number of Warehouses	Cubic feet (in millions)	Percent of total cubic feet	Pallets positions (in thousands)	Average economic occupancy	Average physical occupancy	Revenues (in millions)	Segment NOI (in millions)
North America	307	2,191	71.4%	6,783	79.8%	71.8%	$2,898	$1,129
Europe	86	638	20.8%	2,715	83.6%	81.9%	687	228
Asia-Pacific	89	238	7.8%	1,004	81.6%	77.6%	365	127
Average/Total (1)	482	3,067	100.0%	10,502	81.0%	75.1%	$3,950	$1,484

(1) Excludes 19 warehouses in our global integrated solutions segment. We categorize warehouses as part of our global integrated solutions segment if the primary business conducted in those warehouses is within our global integrated solutions segment.

As of December 31, 2025, the cubic-foot weighted average age of our portfolio was approximately 22 years, which we believe is significantly younger than that of the broader temperature-controlled industry. In addition, many of our warehouses may operate in a way that is functionally younger than their age given the substantial investments or refurbishments we have made that do not factor into the age calculation in areas such as maintenance, automation, energy efficiency, and sustainability. We believe we also have the largest automated temperature-controlled portfolio with 83 automated warehouses, 25 of which are fully automated and 58 of which are semi-automated.
Our Warehouse Types
As of December 31, 2025, we owned, operated, leased, and managed multiple types of temperature-controlled warehouses across our global network, which we group into four types: distribution, public, production advantaged, and managed warehouses.
•Distribution centers are warehouses that typically store products for multiple customers often in or near difficult to duplicate metropolitan, infill, or port locations.
•Public warehouses are warehouses that typically store products for multiple customers usually outside metropolitan and infill locations.
•Production advantaged warehouses are warehouses adjacent to or near customer production facilities.
•Managed warehouses are warehouses owned or leased by the customer for which we manage the warehouse operations on their behalf.

Warehouse Type	Cubic Feet (in millions)	Pallet Positions (in thousands)	Number of Warehouses	Segment NOI (in millions) (2)	Percentage of Total NOI (2)
Distribution	2,139	7,021	290	$1,113	75.0%
Public	540	2,139	139	186	12.5%
Production Advantaged	270	1,099	40	158	10.7%
Managed /Other	118	243	13	27	1.8%
Total (1)	3,067	10,502	482	$1,484	100%

(1) Excludes 19 warehouses in our global integrated solutions segment. We categorize warehouses as part of our global integrated solutions segment if the primary business conducted in those warehouses is within our global integrated solutions segment.

(2) For the year ended December 31, 2025.
Our broad network of warehouses is weighted towards high population density markets and port locations, with a weighted average population density of approximately 3,000 persons per square mile and 248 port warehouses across our network. We define a warehouse as a port warehouse if it is within 30 miles of a port that performs commercial or trade-related activity.

Geographic Diversification
We believe our geographic diversification provides additional stability through exposure to various markets and balancing different seasonality profiles. The United States comprised 68% of our global warehousing segment revenues for the year ended December 31, 2025, and within the United States, we are present in 36 states. Our portfolio includes locations in top metropolitan statistical areas with high population density, ports with significant global trade, transportation hubs with significant domestic trade, and critical food production areas.
Commodity Diversification
We store a wide variety of frozen and perishable food and other products in our temperature-controlled warehouses, such as seafood, packaged foods, proteins, fruits and vegetables, and dairy, at all stages of production from processing of raw materials to assembly of finished products. The diversity of the product mix in our temperature-controlled warehouses helps insulate us from commodity volatility, shifts in consumer preferences, and other macro-economic forces. The following chart sets forth information concerning the types of commodities that our customers store in our warehouses based on a percentage of our global warehousing segment revenues for the year ended December 31, 2025.
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
Occupancy of our Warehouses
Economic and physical occupancy of an individual warehouse is impacted by a number of factors, including the type of warehouse (i.e., distribution, public, production advantaged, or managed), specific customer needs in the markets served by the warehouse, competitors in the market, timing of harvests or protein production for customers of the warehouse, the existence of leased but unoccupied pallet positions, and the effect of weather or market conditions on the customers of the warehouse. On a portfolio-wide basis, economic and physical occupancy rates and warehouse revenues generally peak between mid-September and early December in connection with the holiday season and the peak harvest season in the northern hemisphere. Economic and physical occupancy rates and warehouse revenues on a portfolio-wide basis are generally the lowest during June and July.

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
Ownership of our Real Estate
As of December 31, 2025, we owned approximately 80% of our global warehousing portfolio as a percentage of square feet, including real estate for which we possess bargain purchase options and buildings on sites where we have ground leases, and we leased or managed approximately 20% of our global warehousing portfolio as a percentage of square feet.
Our Global Integrated Solutions Segment
Our global integrated solutions segment provides our customers with solutions to move products through the food supply chain. We operate several critical and value-added temperature-controlled business lines within our global integrated solutions segment, including, among others, transportation and refrigerated rail car leasing. Within transportation, which is the largest area within our global integrated solutions segment, our core focus areas are multi-vendor less-than-full-truckload consolidation, drayage services to and from ports, over-the-road trucking, and freight forwarding. We also provide foodservice distribution in select markets and e-commerce fulfillment services. For the year ended December 31, 2025, transportation and refrigerated rail car leasing together accounted for approximately 57% of our global integrated solutions segment revenue.
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
Approximately 95% of our global warehousing segment revenues are from countries in which our local network of temperature-controlled warehouses is the largest, as measured by cubic feet of capacity. The interconnected nature of our global warehouse network aligns with the global nature of many of our customers, allowing us to provide warehousing services to many of them across multiple geographies. On average, our top 25 customers utilize approximately 22 of our facilities per customer, and seven of our top ten customers use our facilities in multiple countries. Importantly, we believe customers equate the Lineage brand with service, quality, and safety around the world, which provides an advantage over local competitors.
We believe that our network and the economies of scale in our business drive operational leverage and allow us to invest in customer service and technology, which, in turn, attracts more customers. With a larger customer base, we believe that we can leverage our resources more efficiently, supporting strong profitability. Moreover, our large customer base enables us to gather and analyze vast amounts of data. We believe that this data-driven approach empowers us to continuously refine our operations, improve productivity, and lower operating costs, creating a “win-win” scenario for both our customers and Lineage.
We believe that it would be difficult and costly to replace or replicate our network of temperature-controlled facilities given the high and rising value of industrial land, difficulties in obtaining land and zoning entitlements and approvals, and the significant and increasing construction costs of temperature-controlled warehouses. We have a deep sales pipeline via the largest existing customer base and sales group in the industry, a recognized and respected brand among customers, the broadest suite of temperature-controlled services through our global integrated solutions segment, our innovative technology, extensive development experience, a broad industry knowledge base, and a flexible balance sheet and favorable cost of capital. In addition, we believe that our skilled and experienced team of approximately 24,000 team members provide a differentiated service that would be difficult to replicate, as many of them are trained to operate in a highly-specialized environment while complying with stringent food safety requirements.

Our high quality portfolio is located in highly desirable and strategic locations around the world.
Our cubic-foot weighted average facility age is approximately 22 years, which we believe is significantly younger than that of the broader temperature-controlled warehousing industry. Moreover, our portfolio includes 83 fully- and semi-automated warehouses, which we believe is the most of any cold storage provider in the world, making our network the most technologically advanced in our industry. We believe that modern warehouses are more desirable to our customers because of their increased operational efficiency and enhanced ability to meet today’s most sophisticated customer needs.
We have a robust presence in key metropolitan statistical areas and ports throughout the United States, with a larger number of warehouses in such locations relative to our largest competitor, which drives a significantly higher weighted average population density of approximately 3,000 persons per square mile.
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
For the year ended December 31, 2025, 75% of our global warehousing NOI was from distribution centers and approximately 45% of our global warehousing NOI was from warehouses located near ports, many of which are in the key distribution markets. This solidifies the mission-critical nature of our portfolio in highly desirable locations for imports, exports, and local consumption and distribution. We believe our facilities are strategic to our customer base with locations that serve as critical hubs within their supply chains.
Our business is highly diversified across geographies, commodities and a high-quality, loyal customer base.
Our business profile is highly diversified, which reduces risks to our cash flows from potential headwinds linked to any one facility, market, commodity, food consumption channel, or customer. We operate 501 warehouses globally, with no facility accounting for more than 1.4% of revenues during the year ended December 31, 2025.
We offer a broad range of warehousing services and integrated solutions around the world for a variety of customers with complex requirements in the food supply chain. As of December 31, 2025, we served more than 11,000 customers around the world across numerous commodity categories and with complex requirements in the food supply chain. Approximately 33.0% of our total revenue for the year ended December 31, 2025 came from our top 25 customers. Our customer base was highly diversified, with no customer accounting for more than 3.6% of revenues for the year ended December 31, 2025.
The stability of our business is further supported by long-term contracts with most of our largest customers by revenues in our global warehousing segment. These long-term contracts often include minimum storage guarantees that generate minimum or fixed storage revenues regardless of whether the underlying pallet positions are occupied. As of December 31, 2025, 46.1% of Lineage’s storage revenues were subject to minimum storage guarantees.
Our customer base is loyal, with a weighted average customer relationship, including relationships with legacy companies we acquired, of over 30 years across our current top 25 customers based on revenues for the year ended December 31, 2025. The relationship lengths include periods where a customer was a customer of acquired companies prior to their acquisition. We believe this loyalty is driven by:
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
In a traditionally analog, fragmented, and family-owned industry, we believe that our innovation and large-scale deployment of cutting-edge technology provides a comprehensive service offering for our customers that enhances our competitive position relative to our peers, while driving industry-leading growth and margins. We have invested heavily into transformational technology initiatives, which include developing, acquiring, and deploying both proprietary operating systems and third-party platforms, migrating workloads to the cloud, implementing SaaS-based tools, rolling out next-generation software-defined wide-area network (“SD-WAN”), and upgrading our core human capital and financial ERP software. These initiatives are strategically designed to standardize, integrate, and enhance the technological framework across our enterprise. In addition, our deliberate and forward-thinking focus has allowed us to create what we believe is the largest automated portfolio in the industry with 83 fully- and semi-automated warehouses backed by innovative proprietary software and an in-house automation team. Due to the increasing demand for automated solutions from our customers, the higher construction cost of automated warehouses, and the complexity of implementing automated solutions, we expect the growth of automation in our warehouse network to be a key differentiator for Lineage over time.
We use a standardized and disciplined approach to apply our best practices to integrating acquired companies. This has been a core part of our strategy since our inception. We seek to integrate our network onto our common technology systems to standardize operations and increase productivity. As of December 31, 2025, approximately 97% of our global warehousing segment revenue for the year ended December 31, 2025 was integrated on our human capital and financial ERP software. As of December 31, 2025, approximately 67% of our global warehousing segment revenue for the year ended December 31, 2025 flowed through one of our four Core WMS, excluding facilities leased to customers and managed warehouses. We expect increased penetration of our four Core WMS throughout our network to drive operational productivity, reduce general and administrative expenses, and accelerate our ability to deploy digital technology solutions network-wide. As of December 31, 2025, all of our global warehousing segment revenue was reporting on metricsOne, a proprietary operating KPI dashboard that provides enhanced visibility into our operational execution, labor, safety, and financial performance.
We have developed Lineage Link, a proprietary customer visibility platform that empowers customers to actively manage their inventories, orders, shipments, and transportation appointment scheduling across our warehouse network, which seeks to drive incremental NOI through increased efficiencies for customers and Lineage. Through December 31, 2025, Lineage Link had been rolled out across approximately 74% of our network, as measured by global warehousing segment revenues for the year ended December 31, 2025, and we are in the process of further growing its penetration. We believe these technologies will support customer retention as we improve our responsiveness to our customers’ complex and evolving needs. We are in the initial phases of deploying proprietary operating systems and third-party platforms to seek to drive NOI yield, operational productivity and process automation across our warehouse network and thereby drive margin improvement.
Our specialized warehouse execution system, LinOS, is engineered to boost our operational efficiency. It employs unique, patented algorithms to optimize task allocation among team members and strategically prioritize tasks within our warehouses. Currently operational in select automated facilities and piloted in select conventional warehouses, LinOS shows significant potential for extensive deployment across our warehouse network.
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
As of December 31, 2025, 92% of our debt is unsecured and 83% of our debt is fixed or interest rate hedged, and our total liquidity, including cash on hand and available revolver capacity, is $1.9 billion, supporting our external growth strategy. Additionally, our Revolving Credit Facility provides flexibility in funding our greenfield and expansion development pipeline and future acquisition opportunities, while our owned real estate provides us flexibility to access various financing options that may not be available otherwise and, in turn, allows us to access financing markets with the goal of minimizing our cost of capital. We may also attempt to access property-level secured debt, bank debt and the unsecured bond market, in each case across multiple currencies and geographies, which would provide us with capital-raising flexibility to fund our operations. Substantially all of our assets are unencumbered as of December 31, 2025, which we believe provides us with the ability to upsize our facilities while maintaining future flexibility. We intend to preserve a flexible capital structure with an investment grade profile. We believe that our balance sheet flexibility and strength will allow us to continue expanding our business and pursue new growth opportunities.
Our Growth Strategy
Our objective is to maximize stockholder value by growing our business to expand solutions for our customers, creating opportunities for new and existing team members and driving innovation across our business and the supply chain to create efficiencies and increase sustainability. Our self-reinforcing strategy includes:
•Growing our same warehouse NOI and free cash flow through numerous organic business initiatives we have developed over many years. This helps delever our balance sheet and creates capacity for new investments.
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

•Commercial Optimization Initiatives. We employ three main types of customer contracts: warehouse agreements, rate letters and tariff sheets. We also earn rent under lease agreements pursuant to which we lease a portion of a warehouse or an entire warehouse. Warehouse agreements and rate letters generally provide us with some flexibility to pass on rate increases to customers during the term of the contract. Warehouse agreements and rate letters often also include mechanisms to adjust rates for inflationary cost increases and customer profile changes, while tariff sheets are short-term in nature and can generally be updated upon 30 days advance notice. We are generally able to translate industry-wide rent increases into storage rate increases to customers, and our various rate adjustment mechanisms generally allow us to pass on both storage and handling rate increases to customers as necessary to account for inflation in operational costs such as wages, power, and warehouse supplies as well. Additionally, we have been refining an array of tools to evaluate relative customer profitability so that we are allocating our warehouse space to the customers that value it the most.
•Aligning Rates with Cost to Serve. We are deploying technologies such as a third-party contracting and invoicing platform to professionalize our commercial optimization capabilities across our company. We are driving standardization of rates across our warehouse network as well as seeking to implement standardized billing practices so that we are adequately compensated for all services performed. Incremental cost to serve charges capturing previously unbilled services are anticipated to support NOI growth as these initiatives are implemented across our warehouse network. In addition, to deliver the best service and most efficient cost to serve, we seek to closely monitor agreed-upon customer profiles in our contracts and make pricing adjustments as necessary to compensate for variances.
Further implement productivity and cost containment measures to grow same warehouse NOI.
We seek to grow our NOI by reducing our operating expenses with a specific emphasis on two of the largest cost drivers facing the temperature-controlled warehouse industry: labor and energy.
•Labor Productivity. Labor and benefits represent the largest variable cost of operating a temperature-controlled warehouse. We employ multiple strategies to maximize labor productivity, such as our focus on lean operating principles and our emphasis on team member retention. The implementation of lean operating principles drives operational excellence, which we believe leads to greater productivity and consistency over time, resulting in better customer service and better operating results in certified warehouses. We anticipate the implementation of these operating principles will support NOI growth as we significantly expand internal certification in our portfolio from 93 warehouses certified out of 501 total warehouses as of December 31, 2025. We internally certify warehouses based on their progression across six categories—culture, standardized work, visual management, problem solving, just-in-time, and quality process. Our focus on labor retention through total rewards, market wage benchmarking, team member onboarding, and training leads to increased tenure and reduced turnover, which generally increases productivity, reduces recruiting costs, and has knock-on benefits in other areas of the warehouse, such as reduced maintenance expense and claims, as well as better customer service.
•Energy Efficiency. We seek to maximize energy efficiency in our warehouses through the application of best practices, implementation of the latest technology and generation of alternative sources of energy. Our best practices include energy hedging strategies and a centralized energy and sustainability team that deploys these initiatives across our network to drive standardization and minimization of energy waste. The technologies we deploy to optimize energy efficiency include variable frequency drives, advanced refrigeration control systems, rapid close doors, motion sensor technology, LED lighting, and flywheeling. Our approach to generating alternative sources of energy is primarily through the deployment of onsite solar, onsite battery capacity, and onsite generators. Our focus on energy efficiency in our portfolio helps us to manage our operating costs and drive NOI margins and growth while also supporting our sustainability initiatives.
Transform the industry through our data science driven approach to warehouse control and design.
Our productivity and process automation initiatives are supported by our in-house data science team, which provides data-driven business intelligence and innovations to maximize operational efficiencies, revenues, profitability, energy efficiency, and cash flows. Our innovations have yielded 169 patents issued and 134 patents pending as of December 31, 2025, in such areas as facility design, methods and mechanisms for operating facilities, refrigeration and thermodynamic designs and cold-rated instrumentation. These innovations offer numerous ways to potentially grow our NOI, including through optimization of our conventional racking systems, algorithms that better allocate tasks in the warehouse and improvements in electricity consumption for blast freezing. We believe that many of these innovations have now been successfully piloted and can be rolled out to other similar use cases.
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
Because of our reputation for delivering innovative new development projects and the benefits of participating in our industry-leading warehouse network, customers often choose to partner with us for their largest and most important projects. In addition, we have spent considerable time and investment establishing an in-house warehouse network optimization team comprised of warehouse design, automation, and construction experts. We expect our development expertise will continue to support our growth as we realize the returns on our recently completed greenfield and expansion projects and deliver on our industry-leading pipeline of greenfield development and expansion opportunities.
•Recently Completed Greenfield and Expansion Projects. Since January 1, 2023 through December 31, 2025, we completed the following greenfield and expansion projects:

Recently Completed Projects	Square Feet (in millions)	Cubic Feet (in millions)	Pallet Positions (in thousands)	Total Cost (in millions) (1)	Year Ended December 31, 2025 Revenue Less Operating Expenses (in millions)	Weighted Average Targeted NOI Yield
15	2.5	113	382	$757	$34	9%

(1) Includes approximately $6 million of remaining spend.
No assurance can be given that our weighted average targeted NOI yield range will be achieved.

•Industry-Leading Pipeline of Greenfield and Expansion Opportunities.
•Under Construction Pipeline. As of December 31, 2025, we had the following greenfield development and expansion projects under construction:

Under Construction Projects	Estimated Square Feet (in millions)	Estimated Cubic Feet (in millions)	Estimated Pallet Positions (in thousands)	Estimated Total Cost (in millions)	Remaining Spend (in millions)	Year Ended December 31, 2025 Revenue Less Operating Expenses (in millions)	Weighted Average Target NOI Yield
9	1.9	144	443	$1,095	$679	($3)	10%
No assurance can be given that we will complete any of these projects on the terms currently contemplated, or at all, that the actual cost or completion dates of any of these projects will not exceed our estimates or that the targeted NOI yield range of these projects will be consistent with our current projects.
Our proprietary technology and unique approach to automation enables us to provide customers with truly customizable solutions to address their warehouse needs. All of our development projects are designed in-house based on actual customer data and profiles. Unique to our industry, we have developed proprietary automation control software that helps us optimize our automated warehouse operations. For new developments, because we own our own software, we can select the best hardware regardless of manufacturer, to build what we believe are the most cost-effective and most advanced automated warehouses in our industry. We intend to continue our leadership in temperature-controlled warehouse automation through development of next-generation automated warehouses as part of our pipeline. We anticipate approximately 89% of the total added pallet positions of our warehouses under construction as of December 31, 2025 will be fully automated. Automated warehouses generally produce a lower cost to serve and lower resource consumption, presenting an attractive solution to our customers and positioning us well to win new business and grow our cash flows from operations.
•Future Long-Term Pipeline. As of December 31, 2025, we owned approximately 1,513 acres of undeveloped land or “Land Bank” in addition to the owned land included in our under-construction pipeline. Our Land Bank has an estimated cost to replace as of December 31, 2025 of approximately $459 million based on broker inquiries, comparable land sales, and our internal estimates. We continue to evaluate strategic opportunities for future greenfield development and expansion opportunities in markets with attractive growth prospects and in partnerships with our customers.

	Estimated Land Bank (in acres)	Estimated Square Feet (in millions) (1)	Estimated Cubic Feet (in millions) (1)	Estimated Pallet Positions (in millions) (1)	Estimated Cost to Replace (in millions) (2)
North America	1,292	16.6	688	2.3	$326
Europe	182	2.8	102	0.3	81
Asia-Pacific	39	0.6	21	0.1	52
Total	1,513	20.0	811	2.7	$459

(1) Square feet, cubic feet and pallet positions reflect potential capacity undeveloped land can support through future greenfield development and expansion based on typical warehouse designs.
(2) Estimated cost to replace is based on broker inquiries, comparable land sales, and our internal estimates as of December 31, 2025.
Capitalize on strategically attractive and financially accretive acquisition opportunities.
The temperature-controlled warehousing sector remains highly fragmented and is generally comprised of many family-owned and independent companies that may lack the capital, technology, customer relationships, development expertise, technical knowledge, and management sophistication that we possess. While new supply of temperature-controlled warehousing capacity has come online in recent years, we believe that there remain select markets with opportunities to continue to execute on our proven acquisition strategy, which targets profitable businesses with strategic, high-quality assets that complement our warehouse network and customers’ needs. In addition to operating businesses, there also remain real estate opportunities to acquire triple-net-leased facilities and execute sale-leaseback transactions with customers and other cold storage operators.
•Status as an Acquirer of Choice Supports Strategic Acquisition Opportunities. We believe we are an acquirer of choice in the industry, as demonstrated by our long history of executing strategic acquisitions through direct sourcing and long-term relationships with their owners. We have extensive experience acquiring cold chain companies of all sizes. In the last 18 years through December 31, 2025, we have executed 126 acquisitions with nearly two-thirds of those proprietarily sourced, with the remainder coming to fruition through successful bidding in advisor-led sale processes. In addition, we believe we enjoy multiple advantages when participating in sale processes, including our prolific transaction experience, track record of quickly closing transactions, and our flexible balance sheet.
•Multiple Levers to Drive Value Creation Post Acquisitions. As described above in our other internal and external growth strategies, we can drive value creation through multiple levers, including revenue growth, cost efficiencies, deployment of capital and implementation of technology. Our proprietary integration playbook includes over 500 steps to completion and has been refined throughout the last decade to develop a consistent and successful game plan for acquisition integration. As acquisitions are incorporated into the Lineage network, the opportunity set for deploying these strategies grows. We have a standardized and disciplined approach to integrating acquired companies while bringing acquired team members into the Lineage family. Through this approach and an open mindset to learn and adopt best practices of newly acquired businesses, we can seek to capitalize on growth opportunities beyond the acquisition date.
Seasonality
We are involved in providing services to food producers, distributors and retailers whose businesses, in some cases, are seasonal. On a portfolio-wide basis, economic and physical occupancy rates and warehouse revenues generally peak between mid-September and early December in connection with the holiday season and the peak harvest season in the northern hemisphere. Economic and physical occupancy rates and warehouse revenues on a portfolio-wide basis are generally the lowest during June and July. The diversification of our business across different commodities mitigates, in part, the impact of seasonality as peak demand for various products occurs at different times of the year (for example, demand for ice cream is typically highest in the summer while demand for frozen turkeys usually peaks in the late fall). Our southern hemisphere operations in Australia and New Zealand also help balance the impact of seasonality in our global operations, as their growing and harvesting cycles are complementary to North America and Europe. Each of our warehouses sets its own operating hours based on demand, which is heavily driven by growing seasons and seasonal consumer demand for certain products.
Power Costs
The temperature-controlled warehouse business is power-intensive. Keeping food products refrigerated or frozen requires substantial amounts of power and managing power costs is a priority for us and our customers. Power costs accounted for 8.8% of our total global warehousing segment cost of operations for the year ended December 31, 2025. We seek to maximize energy efficiency in our warehouses through the application of best practices, the latest technology, and alternative energy generation.
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
•Modern Technologies: The technologies we deploy to optimize energy efficiency include variable frequency drives, refrigeration control systems, rapid close doors, motion sensor technology, LED lighting and flywheeling. Further, we believe that automated warehouses can significantly reduce energy intensity as compared to conventional warehouses. Select recent examples within our network indicate reductions of approximately 22% as measured by kWh usage per pallet position in automated warehouses relative to conventional warehouses in the same metropolitan areas.
•Alternative Energy Generation: We are also focused on generating alternative sources of energy through on-site solar, battery storage and linear generators. Our energy strategy allows us to buy power at a cheaper cost and monetize carbon credits to offset energy costs. Through solar systems at our facilities, we had installed capacity of 222 megawatts of solar energy as of December 31, 2025.
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
Environmental Matters
Our operations are subject to a wide range of international, United States federal, state, and local environmental laws and regulations in each of the locations in which we operate, and compliance with these requirements involves expertise, significant capital expenditures, and operating costs.
Most of our warehouses utilize anhydrous ammonia (“NH3”) as a refrigerant. Anhydrous ammonia is classified as a hazardous chemical regulated by the U.S. Environmental Protection Agency (“EPA”) and various other agencies in the locations in which we operate, and an accident or a significant release of anhydrous ammonia from one of our properties could result in injuries, loss of life, and property damage. Releases of anhydrous ammonia may occur at our warehouses from time to time due to routine maintenance or an unanticipated mechanical failure. Our warehouses also may have under-floor heating systems, some of which utilize chemicals such as ethylene glycol; releases from these systems could potentially contaminate soil and groundwater. Although we cannot predict the extent of our liabilities as a result of such incidents, we expect any related product damage claims to be covered by insurance, subject to applicable deductibles. Our warehouses have risk management programs required by U.S. Department of Labor Occupational Safety and Health Administration (“OSHA”), the EPA, and other regulatory agencies.
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

Occupational Safety and Health Act
Our properties located in the U.S. are subject to regulation under OSHA, which requires employers to provide employees with an environment free from recognized hazards likely to cause death or serious physical harm and includes regulations related to exposure to toxic chemicals, excessive noise levels, mechanical dangers, heat or cold stress, and unsanitary conditions. In addition, due to the amount of anhydrous ammonia stored at some of our facilities, we are also subject to compliance with OSHA’s Process Safety Management of Highly Hazardous Chemicals standard and OSHA’s ongoing National Emphasis Program related to potential releases of highly hazardous chemicals. The cost of complying with OSHA and similar laws enacted by states and other jurisdictions in which we operate can be substantial.
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

Human Capital Resources
We are committed to creating a work environment which supports the growth and success of our team members. We have employees located throughout the world. As of December 31, 2025, we employed approximately 24,000 people worldwide.
The geographic distribution of our team members as of December 31, 2025 is summarized in the following table:

Region	Number of team members (in thousands)	Percentage of workforce
North America	17	70.9%
Europe	5	20.8%
Asia-Pacific	2	8.3%
Total	24	100.0%
As of December 31, 2025, fewer than 5% of our approximately 16,000 team members in the United States were represented by various local labor unions and associations. Globally (including the United States), approximately 15% (based on team members for whom we are able to ascertain union status) or 22% (assuming that the entire 8% of our team members for whom we are not able to ascertain union status due to applicable privacy or freedom of association laws are represented by labor unions and associations) of our total team members were represented by various local labor unions and associations.
Safety and Wellbeing
At Lineage, “safe” is our first value. The safety of our team members is our number one priority. Our team members receive safety training and conduct emergency response drills throughout the year to equip them with the knowledge and tools that will allow them to conduct their daily tasks safely. Our team members are provided with personal protective equipment appropriate for the performance of their job functions. Lineage has robust safety and compliance policies and programs, and we track safety and compliance metrics throughout the year. Our total global recordable incidence rate (“TIR”) for the year ended December 31, 2025 was 3.6, as compared to an average TIR of 4.2 across applicable sector industries, based on the most recently published data from the U.S. Bureau of Labor Statistics. TIR is a measure of occupational health and safety based on the number of recordable safety incidents reported against the number of hours worked based on the OSHA record-keeping criteria (injuries per 200,000 hours).
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
Inclusion and Belonging
The range of our team members’ experiences, backgrounds, and perspectives is fundamental to our culture and supports our ability to innovate and operate effectively. We are committed to fostering a working environment in which team members, customers, and community partners are treated with dignity and respect. We seek to identify, reduce, and eliminate barriers that may limit full participation or advancement, and we recruit, hire, and promote talent based on skills, knowledge, experience, and performance. We are an equal opportunity employer. All qualified applicants and team members receive consideration without regard to race, color, national origin, ancestry, religion, genetic information, physical or mental disability, marital status, age, sexual orientation, gender identity or expression, veteran status, political affiliation, physical appearance, or any other characteristic protected by applicable federal, state, or local law.
We regularly evaluate compensation practices to assess equity across roles and levels and address identified pay disparities, as appropriate. We also invest in team member development through a range of formal and informal learning opportunities designed to support professional growth, leadership development, and continuous improvement. Our commitment to inclusion and belonging is further reflected in our Employee Resource Groups (ERGs), which are open to all team members and serve as forums for connection, learning, and engagement across the organization. These groups help strengthen our culture, inform business practices, and support talent development. Our approach to inclusion and belonging is grounded in our six core values — safety, trust, respect, innovation, boldness, and servant leadership — which guide how we develop our people, collaborate across teams, and recognize contributions throughout the organization.
Total Rewards
We provide programs and benefits designed to attract, retain and reward high-performing team members. In addition to salaries or hourly wages, our compensation programs, which are market-based, can include performance incentives for front-line workers, annual bonuses, share-based compensation awards, paid time off, retirement savings programs, healthcare and insurance benefits, health savings accounts, flexible work schedules, employee assistance programs, comprehensive wellbeing programs, tuition assistance, and team member recognition programs. To foster a stronger sense of ownership, aid in retention, and align the interests of our team members with our stockholders, we provide restricted stock units to eligible team members through our broad-based equity incentive programs.
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
Available Information
Our internet address is https://www.onelineage.com. The contents of our website are not incorporated by reference into or considered to be part of this Annual Report. We make our Annual Report, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, available free of charge through our website as soon as reasonably practicable after we file such reports with, or furnish such reports to, the U.S. Securities and Exchange Commission (“SEC”). The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.
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
•Many of our costs, such as operating expenses, interest expense, and real estate acquisition and construction costs could be adversely impacted by periods of heightened inflation.
•Labor shortages, increased turnover, and work stoppages have in the past disrupted, and may in the future disrupt, our or our customers’ operations, increase costs, and negatively impact our profitability.
•Supply chain disruptions have in the past, and may again in the future, negatively impact our business.
•We are exposed to risks associated with expansion and development, including greenfields, which could result in returns below expectations and unforeseen costs and liabilities.
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
•We may be vulnerable to security breaches or cybersecurity incidents, which could disrupt our operations and have a material adverse effect on our financial condition and operating results.
•We depend on IT systems to operate our business, and issues with maintaining, upgrading, or implementing these systems, could have a material adverse effect on our business.
•We may be subject to risks associated with artificial intelligence.
•We are subject to additional risks with respect to our current and potential international operations and properties.
•Competition in certain of our markets has increased recently and may increase further or in other markets over time if our competitors open new warehouses or expand their logistics or integrated service offerings that compete with our offerings.
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
•We identified a material weakness in our internal control over financial reporting as of December 31, 2025. Material weaknesses or a failure to maintain an effective system of internal control over financial reporting could prevent us from accurately reporting our financial results in a timely manner, which would likely have a negative effect on the market price of our common stock.
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
•Increases in interest rates could increase the amount of our debt payments and interest expense.
•Market conditions could adversely affect our ability to refinance existing indebtedness or obtain additional financing for growth on acceptable terms or at all, which could materially and adversely affect us.
•Our Co-Executive Chairmen have substantial influence over our business, and our Co-Executive Chairmen’s interests, and the interests of certain members of our management, differ from our interests and those of our other stockholders in certain respects.
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
Our investments in real estate assets are concentrated in the industrial real estate industry, specifically in temperature-controlled warehouses. This concentration exposes us to the risk of economic downturns in this industry to a greater extent than if our business activities included a more significant portion of other sectors of the real estate market. We are also exposed to fluctuations in the markets for, and production of, the commodities and finished products that we store in our warehouses. For example, the demand for seafood, packaged foods and proteins such as poultry, pork and beef and the production of such products directly impacts the need for temperature-controlled warehouse space to store such products for our customers. Declines in production of or demand for our customers’ products could cause our customers to reduce their inventory levels at and throughput through our warehouses, which could reduce the storage, handling and other fees payable to us and materially and adversely affect us.
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
Although we own or hold leasehold interests in warehouses across the United States and globally, many of these warehouses are concentrated in a few geographic areas. For example, approximately 10% of our owned or leased warehouses were located in California, 8% were in Washington, 8% were in the Netherlands, 6% were in Illinois, and 6% were in Texas (in each case, on a cubic-foot basis based on information as of December 31, 2025). This geographic concentration could adversely affect our operating performance if conditions become less favorable in any of the states or markets within such states in which we have a concentration of properties. We cannot assure you that any of our markets will grow, not experience adverse developments or that underlying real estate fundamentals will be favorable to owners and operators of service-oriented or experience-based properties. Our operations may also be affected if competing properties are built in our markets. Local conditions may include natural disasters, periods of economic slowdown or recession, regulatory changes, labor shortages or strikes, localized oversupply in warehousing space or reductions in demand for warehousing space, adverse agricultural events, road or rail line closures, disruptions in logistics systems, such as transportation and tracking systems for our customers’ inventory, and power outages.
Our inability to quickly and effectively restore operations following adverse weather or a localized disaster, or economic or other disturbance in a key geography could materially and adversely affect us. Our property insurance policies are subject to deductibles and customary exclusions, and there can be no assurance that such potential liability will not exceed the applicable coverage limits under our insurance policies.
Global market and economic conditions may materially and adversely affect us.
The success of our business will be affected by general economic and market conditions, as well as by changes in laws, currency exchange controls and national and international political, environmental and socio-economic circumstances. Specifically, our business operations are sensitive to the systemic impact of inflation, tariffs, the availability and cost of credit, declines in the real estate market, increases in fuel, energy and power costs and geopolitical issues. A severe or prolonged economic downturn may adversely impact the general availability of credit to businesses and could lead to a weakening of the U.S. and global economies. While it is difficult to determine the breadth and duration of any unfavorable market or economic conditions and the many ways in which they may affect our customers and our business in general, unfavorable market or economic conditions may result in:
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
In recent years, inflation in North America, Europe, and the Asia-Pacific region rose to levels not experienced in recent decades, and we have seen its impact on various aspects of our business. While inflation levels have slowed globally throughout 2025, we continue to see the impact of rising costs. Certain of our expenses, including, but not limited to, labor costs, utility costs (power in particular), interest expense, property taxes, insurance premiums, equipment repair and replacement, and other operating expenses are subject to inflationary pressures that have and may continue to negatively impact our business and results of operations. Our efforts to reduce the impact of inflation by increased operating efficiencies and embedded rate escalation or price increases to our customers may not be successful, and there can be no assurance that we will be able to offset future inflationary cost increases in whole or in part, which could adversely impact our profit margins. We may be limited in our ability to obtain reimbursement from customers under existing contracts for any increases in operating expenses. Unless we are able to offset any unexpected costs in a timely manner, or at all, with sufficient revenues through new contracts or new customers, increases in these costs would lower our operating margins and could materially and adversely affect us. In addition, higher food costs have continued to impact end-consumers’ buying decisions for certain commodities, which could negatively impact specific customers.

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
Labor shortages, increased turnover, and work stoppages have in the past disrupted, and may in the future disrupt, our or our customers’ operations, increase costs, and negatively impact our profitability.
We hire our own workforce to handle product in and out of storage for our customers in most of our facilities. Our ability to successfully implement our business strategy depends upon our ability to attract and retain talented people and effectively manage our human capital. The labor markets in the industries in which we operate are competitive, and we have historically experienced some level of ordinary course turnover of employees. A number of factors have had and may continue to have adverse effects on the labor force available to us, including reduced employment pools and shortages in other industries with which we compete for labor, government regulations, which include laws, regulations, and policies related to workers’ health and safety, wage and hour practices and immigration. In addition, we seek to optimize our mix of permanent and temporary team members in our facilities, as temporary team members typically result in higher costs and lower efficiency. Labor shortages and increased turnover rates within our team member ranks have led to, and could in the future lead to, increased costs, such as increased overtime to meet demand, increased time and resources related to training new team members, and increased wage rates to attract and retain team members, and could negatively affect our ability to efficiently operate our facilities or otherwise operate at full capacity. An overall or prolonged labor shortage, lack of skilled labor, inability to maintain a stable mix of permanent to temporary team members, increased turnover and labor cost inflation could have a material adverse impact on us. In addition, we may not be able to successfully implement our labor productivity and lean operating principles initiatives, which may impede our growth.
Furthermore, certain portions of our operations are subject to collective bargaining agreements. As of December 31, 2025, fewer than 5% of our team members in the United States were represented by various local labor unions and associations. Globally (including the United States), approximately 15% (based on team members for whom we are able to ascertain union status) or 22% (assuming that the entire 8% of our team members for whom we are not able to ascertain union status due to applicable privacy or freedom of association laws are represented by labor unions and associations) of our total team members were represented by various local labor unions and associations. Strikes, slowdowns, lockouts or other industrial disputes could cause us to experience a significant disruption in our operations, as well as increase our operating costs, which could materially and adversely affect us. If a greater percentage of our workforce becomes unionized, or if we fail to renegotiate our expired or expiring collective bargaining agreements on favorable terms in a timely manner or at all, we could be materially and adversely affected.
In addition, our customers’ operations are subject to labor shortages and disruptions that could negatively impact their production capability, resulting in reduced volume of product for storage. In addition, labor shortages and disruptions impacting the transportation industry may hamper the timely movement of goods into and out of our warehouses. These labor shortages and disruptions could in turn have a material adverse effect on us.
Wage increases driven by competitive pressures or applicable legislation on employee wages and benefits could negatively affect our operating margins and our ability to attract qualified personnel.
Our hourly team members in the United States and internationally are typically paid wage rates above the applicable minimum wage. However, increases in the minimum wage may increase our labor costs if we are to continue paying our hourly team members above the applicable minimum wage. If we are unable to continue paying our hourly team members above the applicable minimum wage or at otherwise competitive wages, we may be unable to hire and retain qualified personnel. For example, beginning in 2020 and through 2025, we saw wage inflation on a global basis at all levels in our organization, which increased labor costs. For each of the years ended December 31, 2025, 2024, and 2023, labor and benefits expenses in our Global Warehousing segment accounted for 60.7%, 60.2%, and 59.7% of the segment’s cost of operations, respectively. Increases in the rates we pay our team members would negatively affect our operating margins unless we are able to increase our income streams in order to pass increased labor costs on to our customers. Our standard contract forms include some rate protection for uncontrollable costs such as labor, or costs associated with regulatory action, however, despite such provisions, we may not be able to fully pass through these increased costs.

Competitive pressures may also require that we enhance our pay and benefits package to compete effectively for such personnel (including costs associated with health insurance coverage or workers’ compensation insurance) or offer retention bonuses. If we fail to attract and retain qualified and skilled personnel, we could be materially and adversely affected.
Supply chain disruptions have in the past, and may again in the future, negatively impact our business.
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
We are exposed to risks associated with expansion and development, including greenfields, which could result in returns below expectations and unforeseen costs and liabilities.
We have engaged, and we expect to continue to engage, in expansion and development activities, including greenfield development and expansion projects, with respect to certain of our properties. Expansion and development activities will subject us to certain risks not present in the acquisition of existing properties (the risks of which are described below), including, without limitation, the following:
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
As of December 31, 2025, we had 15 greenfield development and expansion projects that had been completed since January 1, 2023 and nine greenfield development and expansion projects under construction. As a part of our standard development and expansion underwriting process, we analyze the estimated initial full year stabilized NOI yield we expect to derive from each greenfield development project and the estimated incremental initial full year stabilized NOI yield we expect to derive from each expansion project, as applicable, and establish a targeted NOI yield range. We define estimated initial full year stabilized NOI yield as the percentage of the total estimated cost to complete the greenfield development or expansion project represented by the estimated initial full year stabilized NOI from the greenfield development project or the estimated incremental initial full year stabilized NOI from the expansion project. For greenfield development projects, we calculate the estimated initial full year stabilized NOI by subtracting the greenfield development project’s estimated initial full year stabilized operating expenses (before interest expense, income taxes (if any) and depreciation and amortization) from its estimated initial full year stabilized revenue. For expansion projects, we calculate the estimated incremental initial full year stabilized NOI by subtracting the expansion project’s estimated incremental initial full year stabilized operating expenses (before interest expense, income taxes (if any) and depreciation and amortization) from its estimated incremental initial full year stabilized revenue.
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
For the year ended December 31, 2025, approximately 46.1% of our storage revenues were generated from agreements with customers that contained minimum storage guarantees. However, despite such guarantees, in the event a customer were to terminate such a contract with us, our remedies are typically limited to the amount of the guarantee.
Our customer contracts that do not contain minimum storage guarantees typically do not require our customers to utilize a minimum number of pallet positions or provide for guaranteed fixed payment obligations from our customers to us. As a result, most of our customers may discontinue or otherwise reduce their use of our warehouses or other services in their discretion at any time, which could have a material adverse effect on us. Additionally, we have discrete pricing for our customers based upon their unique profiles. Therefore, a shift in the mix of business types or customers could negatively impact our financial results.
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
We have grown rapidly in recent years, including by expanding our internal resources, undertaking expansion and development projects, making acquisitions, providing expanded service offerings and entering new markets. Our growth has, and may continue to, place a strain on our management, operational, financial and information systems, and procedures and controls to expand, train and control our employee base. Our need for working capital will increase as our operations grow. There can be no assurance that we will be able to adapt our portfolio management, administrative, accounting, information technology (“IT”) and operational systems to support any growth we may experience. Failure to oversee our current portfolio of properties and manage our growth effectively, or to obtain necessary working capital and funds for capital improvements, could have a material adverse effect on us.
A portion of our future growth depends upon acquisitions and we may be unable to identify, complete, and successfully integrate acquisitions, which may impede our growth, and our future acquisitions may not achieve their intended benefits or may disrupt our plans and operations.
We have executed 126 acquisitions since our first acquisition in 2008 through December 31, 2025. Our ability to expand through acquisitions requires us to identify and complete acquisitions that are compatible with our growth strategy and to successfully integrate and operate these newly-acquired companies and/or properties. We continually evaluate acquisition opportunities but cannot guarantee that suitable opportunities currently exist or will exist in the future. In addition, future acquisitions may generate lower returns than past acquisitions, and past acquisitions may not generate the same returns as they did previously.
Our ability to identify and complete acquisitions of suitable companies and/or properties on favorable terms, or at all, and to successfully integrate and operate them to meet our financial, operational and strategic expectations may be constrained. We face competition from other potential acquirers that may significantly increase the purchase price for a company or property. We may fail to obtain the necessary regulatory approvals or other approvals required in connection with any potential acquisition or we may fail to satisfy certain conditions required to complete a transaction in a timely manner. We may, without any recourse, or with only limited recourse, acquire properties subject to liabilities, such as liabilities for clean-up of undisclosed environmental contamination, defects of design, construction, title or other problems, claims by employees, customers, vendors or other persons dealing with the former owners of the properties, liabilities incurred in the ordinary course of business and claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the properties.
In addition, we may be required to acquire a company or property through one or more of our taxable REIT subsidiary, or TRS, entities, but no more than 20% (25% for taxable years beginning after December 31, 2025) of the value of our gross assets may consist of securities in TRSs, and as a result, compliance with these requirements could limit our ability to complete a transaction.
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
We have uncapped expense payment and indemnification obligations with respect to various costs incurred by BGLH, Bay Grove, and their affiliates.
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
We face various risks and uncertainties related to public health crises, including supply chain disruptions, potential work stoppages, volatility in demand for temperature-controlled warehouse storage, and other operational challenges.
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
We may be vulnerable to security breaches or cybersecurity incidents, which could disrupt our operations and have a material adverse effect on our financial condition and operating results.
We rely extensively on information systems to process transactions, operate and manage our business. As with any IT system, our IT system and any third-party system on which we rely are vulnerable to failure and a variety of interruptions due to events, including, but not limited to, natural disasters, terrorist attacks, war, power outages, fire, sabotage, equipment failures, known and unknown cybersecurity vulnerabilities, and cyber-related attacks or computer crimes (e.g., ransomware and distributed denial-of-service attacks). Our ability to efficiently manage our business depends significantly on the reliability and capacity of these systems. The risk of a security breach or disruption, particularly through cyber-attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Our IT networks and related systems are essential to the operation of our business and our ability to perform day-to-day operations (including managing and operating our warehouses and our integrated solutions business), and, in some cases, may be critical to the operations of our customers. We have acquired and continue to acquire companies with cybersecurity vulnerabilities and unsophisticated security measures, which exposes us to cybersecurity, operational, and financial risks, including where the IT systems of such companies have not been fully integrated into Lineage’s networks. The failure of our IT systems to perform as anticipated, and the failure to integrate disparate systems effectively or to collect data accurately and consolidate it in a usable manner efficiently could adversely affect our business through transaction errors, billing and invoicing errors, processing inefficiencies or errors and loss of sales, receivables, collections and customers, in each case, which could result in reputational damage and have an ongoing adverse effect on our business, results of operation and financial condition.
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
In addition, there can be no assurance that our efforts to maintain the security and integrity of these types of IT networks and related systems will be effective or that attempted security breaches or disruptions would not be successful or damaging. Like other businesses, we have been and expect to continue to be subject to unauthorized access, mishandling or misuse, computer viruses or malware, cybersecurity incidents and other events of varying degrees. Historically, these events have not significantly affected our operations or business and were not individually or in the aggregate material. While these incidents did not have a material impact on us, there can be no assurance that future incidents will not have a material adverse effect on us.
We depend on IT systems to operate our business, and issues with maintaining, upgrading, or implementing these systems, could have a material adverse effect on our business.
We rely on the efficient and uninterrupted operation of IT systems to process, transmit and store electronic information in our day-to-day operations. All IT systems are vulnerable to damage or interruption from a variety of sources. Our business has grown in size and complexity; this has placed, and will continue to place, significant demands on our IT systems. In connection with this growth, we rely on 83 fully- and semi-automated warehouses in a traditionally analog industry. To effectively manage this growth, our information systems and applications require an ongoing commitment of significant resources to maintain, protect, enhance and upgrade existing systems and develop and implement new systems to keep pace with changing technology and our business needs. We have invested in transformational technology initiatives, which include developing, acquiring and deploying both proprietary operating systems and third-party platforms. This investment encompasses migrating workloads to the cloud, implementing SaaS-based tools, rolling out next-generation SD-WAN, and upgrading our core human capital and financial ERP software. These initiatives are strategically designed to standardize, integrate and enhance the technological framework across our enterprise. This development entails certain risks, including difficulties with changes in business processes that could disrupt our operations, manage our supply chain and aggregate financial and operational data. We may continue to rely on legacy information systems, which may be costly or inefficient, while the implementation of new initiatives may not achieve the anticipated benefits and may divert management’s attention from other operational activities, negatively affect team member morale, or have other unintended consequences. Delays in integration or disruptions to our business from implementation of new or upgraded systems could have a material adverse impact on our financial condition and operating results.

Additionally, if we are not able to accurately anticipate expenses and capitalized costs related to system upgrades and changes or if we are unable to realize the expected benefits from our technology initiatives, this may have an adverse impact on our financial condition and operating results.
We may be subject to risks associated with artificial intelligence.
We have incorporated artificial intelligence (“AI”) solutions into some of our information systems, offerings, services, and features, and these solutions, and possible future generative AI solutions, may become more important in our operations over time. The ever-increasing use and evolution of technology, including cloud-based computing and AI, creates opportunities for the potential loss or misuse of personal, confidential, and/or proprietary data that forms part of any data set and was collected, used, stored, or transferred to run our business, and unintentional dissemination or intentional destruction of confidential information stored in our or our third-party providers' systems, portable media, or storage devices, which may result in significantly increased business and security costs, a damaged reputation, administrative penalties, or costs related to defending legal claims. AI also presents emerging ethical issues and if our use of AI becomes controversial, we may experience brand or reputational harm, competitive harm, or legal liability.
The rapid evolution of AI, including potential government regulation of AI, will require significant resources to develop, test, and maintain our platform, offerings, services, and features to help us implement AI ethically in order to minimize unintended, harmful impact. The use of AI technology in our business processes requires a strong tailored governance framework. The regulatory framework for AI is continuously developing, and our internal governance framework over AI may fail to meet new emerging standards, which could lead to potential loss or misuse of data, or other harmful consequences.
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
As of December 31, 2025, we owned or had a leasehold interest in 207 temperature-controlled warehouses outside the United States. We also intend to strategically grow our portfolio globally through acquisitions of temperature-controlled warehouses in attractive international markets to service demonstrable customer demand where we believe the anticipated risk-adjusted returns are consistent with our investment objectives. However, there can be no assurance that our existing customer relationships will support our international operations in any meaningful way or at all. Our international operations and properties could be affected by factors specific to the laws, regulations and business practices of the jurisdictions in which our warehouses are located. These laws, regulations and business practices expose us to risks that are different than or in addition to those commonly found in the United States. Risks related to our international operations and properties include:
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
•potential liability under, and costs of complying with, more stringent environmental laws or changes in the requirements or interpretation of existing laws, or environmental consequences of less stringent environmental management practices in foreign countries relative to the United States; and
•disruptions to our business or that of our customers and/or our suppliers and economic uncertainty and aggravated inflation in certain sectors resulting from trade tensions, tariffs imposed by the U.S. and other governments, actual or threatened modifications to or withdrawals from international trade agreements, treaties, policies, tariffs, quotas or any other trade rules or restrictions.
If any of the foregoing risks were to materialize, they could materially and adversely affect us.
Competition in certain of our markets has increased recently and may increase further or in other markets over time if our competitors open new warehouses or expand their logistics or integrated service offerings that compete with our offerings.
We compete with other owners and operators of temperature-controlled warehouses (including our customers or potential customers who may choose to provide temperature-controlled warehousing in-house), some of which own properties similar to ours in similar geographic locations, as well as with various logistics companies. In recent years, certain of our competitors have added, through construction, development and acquisition, temperature-controlled warehouses in certain of our markets, which has caused pricing pressure and impacted occupancy and throughput in certain markets with excess capacity and may continue to do so. In addition, our customers or potential customers may choose to develop new temperature-controlled warehouses, expand their existing temperature-controlled warehouses or upgrade their equipment. As newer warehouses and equipment come onto the market, we may lose existing or potential customers, and we may be pressured to reduce our rent and storage and other fees below those we currently charge in order to retain customers. If we lose one or more customers, we cannot assure you that we would be able to replace those customers on attractive terms or at all. From time to time we invest in new construction, reposition or consolidate existing operations or warehouses, or temporarily idle existing warehouses in order to remain competitive or optimize our global warehousing network. To the extent these actions impact customers in affected warehouses, we strive to relocate them into other warehouses in our global warehousing network. However, such efforts may not be successful. Increased capital expenditures or the loss of global warehousing segment revenues resulting from lower occupancy or storage rates or the repositioning, consolidating, or idling of warehouses could have a material adverse effect on us. We may also compete with other logistics providers that are able to offer more attractive services or rates. Such competition may affect our profitability in respect of our integrated solutions services and our intended expansion of such services. In addition, such competition could make it difficult to gain new customers and expand our business with existing customers, which could continue to impede our utilization initiatives to increase physical occupancy. Such competition could also make it difficult to successfully implement our commercial optimization initiatives and our initiative to align rates with costs to serve, which could adversely impact our results of operations and our growth.
Power costs may increase or be subject to volatility, which could result in increased costs that we may be unable to recover.
Power is a major operating cost for temperature-controlled warehouses, and the price of power varies substantially between the markets in which we operate, depending on the power source and supply and demand factors. For each of the years ended December 31, 2025, 2024, and 2023 power costs in our global warehousing segment accounted for 8.8%, 8.8%, and 8.7% of the segment’s cost of operations, respectively. If the cost of electric power to operate our warehouses increases dramatically or fluctuates widely and we are unable to pass such costs through to customers, we could be materially and adversely affected.
Our programs across several of our warehouses to reduce overall consumption and consumption during peak demand periods, and to introduce alternative sources of energy through on-site solar and battery capacity and linear generators, may not be effective, which could adversely impact our growth and the predictability of our margins.
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
Our 25 largest customers contributed approximately 33% of our total revenues for the year ended December 31, 2025. As of December 31, 2025, we had four customers that each accounted for at least 2% of our total revenues for the year ended December 31, 2025. In addition, as of December 31, 2025, approximately 50 of our warehouses were single-customer warehouses. If any of our most significant customers were to discontinue or otherwise reduce their use of our warehouses or other services, which they are generally free to do at any time, unless they are party to a contract that includes a minimum storage commitment or a long-term lease, we could be materially and adversely affected. While we have contracts with stated terms with certain of our customers, many of our contracts do not obligate our customers to use our warehouses or provide for minimum storage commitments. Moreover, a decrease in demand for certain commodities or products produced by our significant customers and stored in our temperature-controlled warehouses would lower our physical occupancy rates and use of our services, without lowering our fixed costs, which could have a material adverse effect on us. In addition, any of our significant customers could experience a downturn in their businesses which may weaken their financial condition and liquidity and result in their failure to make timely payments to us or otherwise default under their contracts. Cancellation of, or failure of a significant customer to perform under, a contract could require us to seek replacement customers. However, there can be no assurance that we would be able to find suitable replacements on favorable terms in a timely manner or at all or reposition the warehouses without incurring significant costs. Moreover, a bankruptcy filing by or related to any of our significant customers could prevent or delay us from collecting pre-bankruptcy obligations. The bankruptcy, insolvency or financial deterioration of our significant customers, could materially and adversely affect us. In addition, some of our significant customers also utilize our integrated solutions, and a loss of such customer as a warehouse customer would also impact our integrated solutions segment, thereby exacerbating the risks described above.
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
We hedge our interest rate risk through the use of hedging arrangements. In addition, we have entered into certain forward contracts and other hedging arrangements in order to fix power costs for anticipated electricity requirements. These hedging transactions expose us to certain risks, such as the risk that counterparties may fail to honor their obligations under these arrangements, and that these arrangements may not be effective in reducing our exposure to interest rate and power cost changes. Moreover, there can be no assurance that our hedging arrangements will qualify for hedge accounting or that our hedging activities will have the desired beneficial impact on our results of operations or cash flows. Should we desire to terminate a hedging agreement, there could be significant costs and cash requirements involved to fulfill our obligation under the hedging agreement. Failure to hedge effectively against interest rate and power cost changes could have a material adverse effect on us.
Our business operations outside the United States expose us to losses resulting from currency fluctuations, as the revenues associated with our international operations and properties are typically generated in the local currency of each of the countries in which the properties are located. Fluctuations in exchange rates between these currencies and the U.S. dollar will therefore give rise to non-U.S. currency exposure, which could materially and adversely affect us. We hedge this exposure by incurring operating costs in the same currency as the revenue generated by the related property. We also attempt to mitigate any such effects by entering into currency exchange rate hedging arrangements where it is practical to do so and where such hedging arrangements are available and by structuring debt in local currency. As of December 31, 2025, we were a party to interest rate swaps on our variable rate indebtedness. Periodically we enter into foreign currency forward contracts to manage our exposure to fluctuations in exchange rates. In addition, we have entered into certain forward contracts in order to fix power costs for anticipated electricity requirements.
These hedging arrangements may bear substantial costs, however, and may not eliminate all related risks. These hedging transactions also expose us to certain risks, such as the risk that counterparties may fail to honor their obligations under these arrangements, and that these arrangements may not be effective in reducing our exposure to foreign exchange rate, interest rate, and power cost changes. We cannot assure you that our efforts will successfully mitigate our currency risks. Moreover, if we do engage in currency exchange rate hedging activities, any income recognized with respect to these hedges (as well as any foreign currency gain recognized with respect to changes in exchange rates) may not qualify under the 75% gross income test or the 95% gross income test that we must satisfy annually in order to qualify as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). Accordingly, our ability to enter into hedging activities may be limited. In addition, changes in foreign currency exchange rates used to value a REIT’s foreign assets may be considered changes in the value of the REIT’s assets. These changes may adversely affect our status as a REIT. Further, bank accounts in a foreign currency which are not considered cash or cash equivalents may adversely affect our status as a REIT. Moreover, there can be no assurance that our hedging arrangements will qualify for hedge accounting or that our hedging activities will have the desired beneficial impact on our results of operations or cash flows. Should we desire to terminate a hedging agreement, there could be significant costs and cash requirements involved to fulfill our obligation under the hedging agreement. Failure to hedge effectively against foreign exchange rates, interest rates and power cost changes could have a material adverse effect on us.
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
We may be unable to achieve or demonstrate progress on our net-zero goal, or face heightened scrutiny, for our global operations by calendar 2040.
In 2021, we announced we had signed onto The Climate Pledge and committed to a goal to achieve net-zero by calendar 2040. Achievement of this goal depends on our execution of operational strategies related to energy efficiency measures, onsite energy generation and storage, and network-wide standards to minimize and eliminate carbon emissions associated with daily operations.
Execution of these strategies, as well as demonstrable progress on and achievement of our calendar 2040 net-zero goal, is subject to risks and uncertainties, many of which are outside of our control.
There can be no assurance that we will be able to successfully execute our strategies, or execute on time, and achieve or demonstrate progress on our calendar 2040 net-zero goal. Additionally, we may determine that it is in our best interests to prioritize other business, social, governance or sustainable investments and/or initiatives over the achievement of our calendar 2040 net-zero goal based on economic, legal, regulatory or social factors, business strategy or other reasons. Failure to achieve or demonstrate progress on our calendar 2040 net-zero goal could damage our reputation and customer and other stakeholder relationships.
Our temperature-controlled warehouse infrastructure and systems may become obsolete or unmarketable, and we may not be able to upgrade our equipment cost-effectively or at all.
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
As of December 31, 2025, we held leasehold interests in over 100 of our warehouses. These leases have a weighted average remaining term of 15 years. If we default on any of these leases, we may be liable for damages and could lose our leasehold interest in the applicable property, including all improvements. We would incur significant costs if we were forced to vacate any of these leased warehouses due to, among other matters, the high costs of relocating the equipment in our warehouses. If we were forced to vacate any of these leased warehouses, we could lose customers that chose our storage or other services based on our location, which could have a material adverse effect on us. Our landlords could attempt to evict us for reasons beyond our control. Further, we may be unable to maintain good working relationships with our landlords, which could adversely affect our relationship with our customers and could result in the loss of customers. In addition, we cannot assure you that we will be able to renew these leases prior to their expiration dates on favorable terms or at all. If we are unable to renew our lease agreements, we will lose our right to operate these warehouses and be unable to derive revenues from these warehouses and, in the case of ground leases, we forfeit all improvements on the land. We could also lose the customers using these warehouses who are unwilling to relocate to another one of our warehouses, which could have a material adverse effect on us.
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
We operate in multiple U.S. and international jurisdictions, with thousands of team members and business counterparts. As such, there is an ongoing risk that we may become involved in legal disputes or litigation with these parties or others. For example, refer to the St. Clair Lawsuit, as defined and discussed in Note 20, Commitments and contingencies to our consolidated financial statements included in this Annual Report. The costs and liabilities with respect to such legal disputes may be material and may exceed our amounts accrued, if any, for such liabilities and costs. In addition, our defense of legal disputes or resulting litigation could result in the diversion of our management’s time and attention from the operation of our business, each of which could impede our ability to achieve our business objectives. Some or all of the amounts we may be required to pay to defend or to satisfy a judgment or settlement of any or all of our disputes and litigation may not be covered by insurance.
We are a “controlled company” within the meaning of Nasdaq rules and, as a result, qualify for, and may rely on, exemptions from certain corporate governance requirements. You do not have the same protections afforded to stockholders of companies that are subject to such requirements.
BGLH and affiliates continue to control a majority of the combined voting power of all classes of our stock entitled to vote generally in the election of directors. Moreover, under the stockholders agreement, so long as BGLH and its affiliates together continue to beneficially own at least 5% of the total outstanding equity interests in our company, we agree to nominate for election to our board of directors individuals designated by BGLH, whom we refer to as the “BGLH Directors,” as specified in our stockholders agreement. As a result, we are a “controlled company” within the meaning of the Nasdaq corporate governance standards. Under these rules, a company of which more than 50% of the voting power in the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that:
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
We have and expect to continue to incur increased costs as a result of operating as a newly public company, and our management is required to devote substantial time and attention to compliance efforts.
We have and expect to continue to incur legal, accounting, insurance, and other expenses as a result of becoming a public company following our 2024 IPO. As a public company with listed equity securities, we need to comply with new laws, regulations and requirements, including the requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, certain corporate governance provisions of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, related regulations of the SEC and requirements of Nasdaq, with which we were not required to comply as a private company. The Exchange Act requires that we file annual, quarterly, and current reports with respect to our business, operations, and financial statements. The Sarbanes-Oxley Act requires, among other things, that we establish and maintain effective internal controls and procedures for financial reporting.
Section 404 of the Sarbanes-Oxley Act requires our management and independent registered public accounting firm to report annually on the effectiveness of our internal control over financial reporting beginning with our second Annual Report on Form 10-K. Substantial work on our part has been done to implement appropriate processes, document the system of internal control over key processes, assess their design, remediate any deficiencies identified, and test their operation. These reporting and other obligations place significant demands on our management and our administrative, operational, and accounting resources, and we may continue to incur significant expenses to maintain the processes implemented.
If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately determine or disclose our financial results. As a result, our stockholders could lose confidence in our financial results.
As a publicly-traded company, we are required to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file with, or submit to, the SEC is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. They include controls and procedures designed to ensure that information required to be disclosed in reports filed with, or submitted to, the SEC is accumulated and communicated to management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Effective disclosure controls and procedures are necessary for us to provide reliable reports, effectively prevent and detect fraud, and to operate successfully as a public company. Designing and implementing effective disclosure controls and procedures is a continuous effort that requires significant resources and devotion of time. We have discovered and may continue to discover deficiencies in our disclosure controls and procedures that may be difficult or time consuming to remediate in a timely manner. Any failure to maintain effective disclosure controls and procedures or to timely effect any necessary improvements thereto could cause us to fail to meet our reporting obligations (which could affect the listing of our common stock on Nasdaq). Additionally, ineffective disclosure controls and procedures could also adversely affect our ability to prevent or detect fraud, harm our reputation and cause investors to lose confidence in our reports filed with, or submitted to, the SEC, which would likely have a negative effect on the market price of our common stock.
We identified a material weakness in our internal control over financial reporting as of December 31, 2025. Material weaknesses or a failure to maintain an effective system of internal control over financial reporting could prevent us from accurately reporting our financial results in a timely manner, which would likely have a negative effect on the market price of our common stock.
We rely on our internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with the accounting principles generally accepted in the United States (“GAAP”). More broadly, effective internal control over financial reporting is a necessary component of our program to seek to prevent, and to detect any, fraud and to operate successfully as a public company.
As disclosed in Management’s Annual Report on Internal Control over Financial Reporting included in Part II Item 9A. of this Annual Report, as of December 31, 2025, management identified a material weakness related to ineffective information technology general controls (“ITGCs”) in the areas of user access and program change management for certain systems supporting the Company’s financial reporting and related processes. These deficiencies, in aggregate, could impact maintaining effective segregation of duties, as well as the effectiveness of IT-dependent controls (such as automated controls that address the risk of material misstatement to one or more assertions, along with the IT controls and underlying data that support the effectiveness of system-generated data and reports) that could result in misstatements potentially impacting all financial statement accounts and disclosures that would not be prevented or detected. There can be no assurance that the remediation efforts we have committed to will be successful or that we will not identify material weaknesses in our ITGCs in the future.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. If we are unable to remediate the material weakness, or are otherwise unable to maintain effective internal control over financial reporting, it could adversely affect our ability to prevent or detect fraud, harm our reputation, subject us to regulatory scrutiny, and cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the market price of our common stock.
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
For the year ended December 31, 2024, we recorded a $35 million impairment of long-lived assets, primarily related to impairment of an entire warehouse in Kennewick, Washington due to a fire, and a $63 million impairment of finite lived intangible assets related to two customer relationship assets in the Global Integrated Solutions segment. For the year ended December 31, 2025, we recorded a $28 million goodwill impairment in our Global Integrated Solutions segment and a $20 million goodwill impairment in our Global Warehousing segment. The testing of long-lived assets and goodwill for impairment requires the use of estimates based on significant assumptions about our future revenue, profitability, cash flows, fair value of assets and liabilities, weighted average cost of capital, as well as other assumptions. Changes in these estimates, or changes in actual performance compared with these estimates, may affect the fair value of long-lived assets, finite lived intangible assets, or goodwill, which could result in additional impairment charges.

Geopolitical conflicts may adversely affect our business and results of operations.
We have operations or activities in numerous countries and regions outside the United States, including throughout Europe and Asia-Pacific. As a result, our global operations are affected by economic, political, and other conditions in the foreign countries in which we do business, as well as U.S. laws regulating international trade.
For example, the current conflict between Russia and Ukraine and the related sanctions against Russia have caused us to make changes in our supply chain and have significantly impacted some of our customers’ businesses, which adversely impacted our operations. This and other geopolitical conflicts and any retaliatory measures that could be taken in the future, by the U.S., NATO, and other countries have created global security concerns that could result in broader military and political conflicts and otherwise have a substantial impact on regional and global economies, any or all of which could adversely affect our business.
The geopolitical instability could lead to increased inflation, significant volatility in capital markets, increased cyberattacks, challenges in our transportation network, disruptions in global supply chains, specifically within the food supply chain and construction materials, increased exposure to foreign currency fluctuations, and other potential issues that could have an adverse impact on our business.
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
•disruptions in the global supply-chain caused by political, regulatory or other factors such as terrorism, political instability, and public health crises; and
•civil unrest, acts of war, terrorist attacks, and natural disasters, including earthquakes and floods, which may result in uninsured and underinsured losses.
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
Climate change, including the impact of global warming, creates physical and transition risks that may adversely affect our operations, financial condition and cash flows. As described in our 2025 Task Force on Climate-related Financial Disclosures (“TCFD”) report, as identified through a climate-related risk assessment and scenario analysis, we face exposure to acute physical risks, such as extreme heat, extreme precipitation, flooding, wildfires, and tropical cyclones, and chronic risks associated with long-term shifts in temperature and precipitation. These risks may result in considerable damage to our warehouses, disrupt our operations, and negatively affect our financial performance (whether or not caused by climate change).
In addition, climate-driven shifts in agricultural patterns and growing regions may reduce agricultural yields or crop quality and change sourcing regions, which could reduce demand for temperature-controlled storage and transport in specific areas, lower utilization of certain facilities, or require capital reallocation to new geographies. Such changes may increase revenue volatility and necessitate higher operating, transportation, or compliance costs. Additional risks related to our business and operations as a result of climate change include physical and transition risks such as:
•higher energy costs as a result of extreme weather events, extreme temperatures, or increased demand for limited resources;
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
•delays during transit of customers’ products resulting from natural disasters or extreme weather events; and
•spoiled, damaged, or destroyed customer inventory as a result of natural disasters or other serious disruptions caused by fire or earthquakes.
In addition, risks associated with new or more stringent laws or regulations or stricter interpretations of existing laws could directly or indirectly affect our customers and could adversely affect our business, financial condition, results of operations and cash flows. For example, various federal, state and regional laws and regulations have been implemented or are under consideration to mitigate the effects of climate change caused by greenhouse gas emissions. Among other things, “green” building codes may seek to reduce emissions through the imposition of standards for design, construction materials, water and energy usage and efficiency, and waste management. Such codes could require us to make improvements to our properties, increase the cost of maintaining, operating or improving our warehouses, or increase taxes and fees assessed on us. Changing transportation, fuel-efficiency, and electric-vehicle requirements may involve investments to replace or retrofit portions of our fleet, deploy charging infrastructure and adjust routing and scheduling. These changes could increase capital and operating costs and may require additional workforce training and compliance monitoring. Non-compliance could result in penalties or restricted market access.
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
As of December 31, 2025, we had $6.1 billion of total consolidated indebtedness outstanding, of which $0.5 billion was secured, and borrowing capacity under our Revolving Credit Facility of $1.9 billion (net of outstanding standby letters of credit in the amount of $61 million, which reduce availability). See “Management’s Discussion and Analysis of Financial Condition and

Results of Operations—Liquidity and Capital Resources—Outstanding Indebtedness.” We expect to meet our repayment requirements primarily through financing activity or net cash from operating activities. Our organizational documents contain no limitations regarding the maximum level of indebtedness that we may incur or keep outstanding. Payments of principal and interest on borrowings may leave us with insufficient cash resources to meet our cash needs or make the distributions to our common stockholders currently contemplated or necessary to maintain our status as a REIT. Our level of debt and the limitations imposed on us by our debt agreements could have significant adverse consequences, including the following:
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
•in order to service our debt or to meet our covenants, we may be forced to dispose of properties or issue equity, possibly at unfavorable terms;
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
Increases in interest rates could increase the amount of our debt payments and interest expense.
As of December 31, 2025, we had $2.6 billion of our outstanding consolidated indebtedness that is variable-rate debt, and we may continue to incur variable-rate debt in the future. We have entered into interest rate swaps to convert $0.5 billion of this indebtedness to fixed-rate. As of December 31, 2025, we have entered into $1.1 billion of interest rate caps to protect the majority of remaining variable debt against increases in interest rates.
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
We have granted certain of our lenders security interests in certain of our assets, including security interests in certain of our real property. Incurring secured indebtedness, including mortgage indebtedness, increases our risk of asset and property losses because defaults on indebtedness secured by our assets, including certain of our real property, may result in foreclosure actions initiated by lenders and ultimately our loss of the property or other assets securing any loans for which we are in default. Any foreclosure on a mortgaged property or group of properties could have a material adverse effect on the overall value of our portfolio of properties and more generally on us. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the indebtedness secured by the mortgage. If the outstanding balance of the indebtedness secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds, which could materially and adversely affect us, including hindering our ability to meet the REIT distribution requirements imposed by the Code. As a result, our substantial secured indebtedness could have a material adverse effect on us.
Risks Related to Our Organizational Structure
Our Co-Executive Chairmen have substantial influence over our business, and our Co-Executive Chairmen’s interests, and the interests of certain members of our management, differ from our interests and those of our other stockholders in certain respects.
As of December 31, 2025, BG Capital, through its affiliates, including BGLH, beneficially owned approximately 68% of our outstanding shares of common stock, and because of voting and dispositive control, are deemed to beneficially own 100% of our outstanding Legacy OP Units and OPEUs, resulting in total deemed beneficial ownership of shares of common stock of approximately 71%. Our Co-Executive Chairmen, as managing members of BG Capital, are deemed to beneficially own all of the securities beneficially owned by BG Capital, including the securities beneficially owned by BGLH. As a result, BG Capital and its affiliates, including BGLH, and our Co-Executive Chairmen have significant influence in the election of our directors, who in turn will elect our executive officers, set our management policies and exercise overall supervision and control over us and our subsidiaries. Certain potential transactions will affect Bay Grove, BGLH and/or our Co-Executive Chairmen differently than other stockholders and it is possible that Bay Grove, BGLH and/or our Co-Executive Chairmen will have different interests than those other stockholders with respect to such transactions.
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
Maryland law provides that a director has no liability in the capacity as a director if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in our best interests, and with the care that an ordinarily prudent person in a like position would use under similar circumstances. As permitted by the Maryland General Corporation Law (the “MGCL”), our charter limits the liability of our directors and officers to us and our stockholders for money damages, except for liability resulting from the following:
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
Our investment and financing policies are exclusively determined by our board of directors. Accordingly, our stockholders do not control these policies. Further, our organizational documents do not limit the amount or percentage of indebtedness, funded or otherwise, that we may incur. Although we are not required to maintain a particular leverage ratio, we generally intend to target a level of net debt (which includes recourse and non-recourse borrowings and any outstanding preferred stock issuance less unrestricted cash and cash equivalents) that, over time, is less than six times our Adjusted EBITDA. However, from time to time, our ratio of net debt to our Adjusted EBITDA may exceed six times, which we expect to occur in 2026. Our strategic plans to reduce such ratio to less than six times our Adjusted EBITDA over the next two years may not be successful.
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
One of the factors that influences the price of shares of our common stock is the distribution yield on shares of our common stock (as a percentage of the price of shares of our common stock) relative to market interest rates. An increase in market interest rates may lead prospective purchasers of shares of our common stock to expect a higher distribution yield, and higher interest rates would likely increase our borrowing costs and potentially decrease funds available for distribution. Thus, higher market interest rates could cause the market price of our common stock to decrease.
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
In the future, we may attempt to increase our capital resources by making additional offerings of debt or preferred equity securities (or causing our operating partnership, or one or more other subsidiaries, to issue debt securities or guarantees of debt securities). Upon liquidation, holders of our debt securities and preferred stock and lenders with respect to other borrowings will receive distributions of our available assets prior to our common stockholders. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock and may result in dilution to owners of our common stock. Our stockholders are not entitled to preemptive rights or other protections against dilution. Our preferred stock, if issued, could have a preference on liquidating distributions or a preference on distribution payments that could limit our right to make distributions to our stockholders. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Our stockholders bear the risk of our future offerings reducing the market price of our common stock.
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
The shares of our common stock that were sold in our IPO may be resold in the public market without restrictions or further registration under the Securities Act unless they are held by “affiliates,” as that term is defined in Rule 144 of the Securities Act. The common stock, OP units, Legacy OP Units and OPEUs that were issued in the formation transactions in connection with our IPO are “restricted securities” within the meaning of Rule 144 under the Securities Act and may not be sold in the absence of registration under the Securities Act unless an exemption from registration is available, including the exemptions contained in Rule 144. Pursuant to the coordinated settlement process that will occur for up to three years following our IPO, all of the shares of our common stock outstanding immediately prior to our IPO will transition from the control of BGLH and all of the Legacy OP Units will transition from the control of BGLH’s subsidiary, the LHR, through (i) Cash Settlements of such equity in amounts that are expected to be material and (ii) Securities Settlements for all remaining amounts of such equity, resulting in the transfer of control of all such securities to the underlying legacy investors who will then determine the timing of their future disposition of such securities. Legacy investors that receive Securities Settlements will have registration rights with respect to shares of our common stock, including common stock that may be issued in exchange for OP units (including OP units that may be issued upon reclassification of Legacy OP Units or exchange of OPEUs). As a result of these registration rights agreements, however, all of these shares of our common stock, including common stock that may be issued in exchange for OP units (including OP units that may be issued upon reclassification of Legacy OP Units or exchange of OPEUs), may be eligible for future sale without restriction. Sales of a substantial number of such shares, or the perception that such sales may occur, could cause the market price of our common stock to fall or make it more difficult for you to sell your common stock at a time and price that you deem appropriate.
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
We believe that our operating partnership is organized and is operated in a manner so as to be treated as a partnership, and not an association or publicly traded partnership taxable as a corporation, for U.S. federal income tax purposes. As a partnership, our operating partnership will not be subject to U.S. federal income tax on its income. Instead, each of its partners, including us, will be allocated that partner’s share of our operating partnership’s income. No assurance can be provided, however, that the Internal Revenue Service, or the IRS, will not challenge the status of our operating partnership or any other subsidiary partnership or limited liability company in which we own an interest as a partnership or disregarded entity for U.S. federal income tax purposes, or that a court would not sustain such a challenge. If the IRS were successful in treating our operating partnership or any such other subsidiary partnership or limited liability company as an association or publicly traded partnership taxable as a corporation for U.S. federal income tax purposes, we could fail to meet the gross income tests and certain of the asset tests applicable to REITs and, accordingly, could cease to qualify as a REIT. Also, the failure of our operating partnership or of any such other subsidiary partnership or limited liability company to qualify as a partnership or disregarded entity would cause it to become subject to U.S. federal corporate income tax, which would reduce significantly the amount of its cash available for debt service and for distribution to its partners or members, including us.
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
No more than 20% (25% for taxable years beginning after December 31, 2025) of the value of a REIT’s gross assets may consist of interests in TRS entities. We hold a portion of our business that could adversely impact our status as a REIT, if conducted directly by the REIT, through one or more TRS entities. In addition, we may acquire companies and properties through our TRS entities until such companies or properties can be restructured to operate in a REIT compliant manner. Compliance with the TRS ownership limitation could limit our ability to grow the portion of our business that does not qualify for operating through a REIT. The Code also imposes a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis. Our board of directors may determine in good faith the valuation of our gross assets, including the value of securities in our TRS entities, on a quarterly basis. We will monitor the value of investments in our TRS entities in order to comply with TRS ownership limitations and will structure our transactions with our TRS entities on terms that we believe are arm’s-length to avoid incurring the 100% excise tax described above. There can be no assurance, however, that we will be able to comply with the TRS ownership limitation or be able to avoid application of the 100% excise tax.
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
At the end of each calendar quarter, at least 75% of the value of our assets must consist of cash, cash items, U.S. government securities and qualified real estate assets, including certain mortgage loans and mortgage-backed securities. The remainder of our investment in securities (other than U.S. government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets can consist of the securities of any one issuer (other than U.S. government securities and qualified real estate assets) and no more than 20% (25% for taxable years beginning after December 31, 2025) of the value of our gross assets may be represented by securities of one or more TRS entities. Finally, no more than 25% of our assets may consist of debt investments that are issued by “publicly offered REITs” and would not otherwise be treated as qualifying real estate assets. If we fail to comply with these requirements at the end of any calendar quarter, we must correct such failure within 30 days after the end of the calendar quarter to avoid losing our REIT status and being subject to adverse tax consequences, unless certain relief provisions apply. As a result, compliance with the REIT requirements may hinder our ability to operate solely on the basis of profit maximization and may require us to liquidate investments from our portfolio, or refrain from making otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to stockholders.
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
Dividends payable by REITs may be taxed at higher rates than dividends of non-REIT corporations. The maximum U.S. federal income tax rate for qualified dividends paid by domestic non-REIT corporations to U.S. stockholders that are individuals, trusts or estates is generally 20%. Dividends paid by REITs to such stockholders are generally not eligible for that rate, but under current tax law, such stockholders may deduct up to 20% of ordinary dividends (i.e., dividends not designated as capital gain dividends or qualified dividend income) received from a REIT. Although this deduction reduces the effective tax rate applicable to certain dividends paid by REITs, such tax rate may still be higher than the tax rate applicable to regular corporate qualified dividends. This may cause investors to view REIT investments as less attractive than investments in non-REIT corporations, which in turn may adversely affect the value of stock of REITs, including our stock. In addition, the relative attractiveness of real estate in general may be adversely affected by the favorable tax treatment given to corporate dividends, which could negatively affect the value of certain of our assets.
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
Legislative or regulatory tax changes could adversely affect us or our stockholders, and challenges to our tax positions could have a material adverse effect on our results of operations and financial position.
At any time, the U.S. federal income tax laws or regulations governing REITs or the administrative interpretations of those laws or regulations may be amended. We cannot predict when or if any new or amended law or interpretation may be issued or become effective and any such law, regulation or interpretation may take effect retroactively. Any such change could result in an increase in our, or our stockholders’, tax liability or require changes in the manner in which we operate in order to minimize increases in our tax liability. We are also subject to tax laws and regulations of state, local, and foreign governments. Changes in tax legislation, interpretations, or enforcement practices, including those related to global minimum tax regimes, could increase our effective tax rate, result in additional tax liabilities, or impact our profitability. In addition, challenges arising from taxing authorities, including the Internal Revenue Service (IRS), state, local, and foreign jurisdictions, on the interpretation of tax laws and regulations could result in adjustments to our effective tax rate or otherwise have a material adverse effect on our financial condition.
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
Our Chief Information Officer (“CIO”) and our VP of Technology Risk and Cybersecurity, who report to our management team, are primarily responsible for assessing and managing our material risks from cybersecurity threats. They also have primary responsibility for our overall cybersecurity risk management program and supervise both our internal cybersecurity personnel and our retained external cybersecurity consultants.
Our VP of Technology Risk and Cybersecurity leads Lineage’s Cybersecurity organization and has responsibility for overseeing our cybersecurity program. To operationalize our program, we deploy multidisciplinary teams, including cybersecurity personnel and professionals, to address cybersecurity threats and respond to cybersecurity incidents. Our VP of Technology Risk and Cybersecurity has been with Lineage since 2022. During his multi-decade professional career, he has served in various leadership roles in cybersecurity, IT audit, and IT compliance across numerous industries. Additionally, he holds a Certified Information Systems Security Professional, Certified Cloud Security Professional, and Certified Information Systems Auditor certifications. Our CIO, to whom the VP of Technology Risk and Cybersecurity reports, has served as Lineage’s CIO since 2013 and prior to that had experience managing technology and other risks at several other large companies.
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
Item 2. Properties
Warehouses in Our Global Segments
The following table provides information regarding the temperature-controlled warehouses that we owned, leased, or managed as of December 31, 2025:

		Size (1)
Country/Region	# Warehouses	Square Feet (in thousands)	Cubic Feet (in millions)	Pallet Positions (in thousands)
Global Warehousing Segment
United States
East
Alabama	5	872	32	89
Delaware	2	343	10	18
Florida	11	1,663	73	194
Georgia	18	3,156	104	258
Illinois	17	5,294	185	562
Indiana	5	1,010	34	100
Kentucky	2	445	13	46

		Size (1)
Country/Region	# Warehouses	Square Feet (in thousands)	Cubic Feet (in millions)	Pallet Positions (in thousands)
Maryland	4	926	32	87
Massachusetts	7	946	38	106
Michigan	4	1,156	23	95
Mississippi	1	253	8	21
New Jersey	12	1,810	79	218
New York	6	1,368	39	136
North Carolina	2	345	11	27
Ohio	5	866	27	68
Pennsylvania	10	3,149	119	340
South Carolina	3	661	27	71
Tennessee	2	420	16	47
Virginia	11	1,580	58	164
Wisconsin	5	1,574	53	168
West
Arizona	3	503	18	57
California	42	7,820	295	849
Colorado	3	854	33	94
Idaho	2	471	16	58
Iowa	7	981	30	95
Kansas	5	2,196	81	227
Louisiana	3	550	17	49
Minnesota	2	332	13	40
Nebraska	4	617	17	57
North Dakota	1	158	6	19
Oklahoma	1	139	4	16
Oregon	8	2,010	66	263
South Dakota	1	454	21	66
Texas	20	4,590	177	541
Utah	2	202	7	24
Washington	38	6,834	240	987
Canada	33	4,985	169	526
Total North America	307	61,533	2,191	6,783

Belgium	6	1,268	50	223
Denmark	15	2,540	68	304
France	4	823	54	166
Germany	1	207	9	41
Italy	3	498	10	43
Netherlands	30	6,017	234	941
Norway	5	466	14	96
Poland	6	933	36	194
Spain	2	605	24	164
United Kingdom	14	3,038	139	543
Total Europe	86	16,395	638	2,715
Australia	31	3,958	136	501
New Zealand	51	2,528	62	344
Singapore	1	186	8	27
Sri Lanka	1	105	3	15
Vietnam	5	795	29	117
Total Asia-Pacific	89	7,572	238	1,004

		Size (1)
Country/Region	# Warehouses	Square Feet (in thousands)	Cubic Feet (in millions)	Pallet Positions (in thousands)
Total Global Warehousing Segment	482	85,500	3,067	10,502

Global Integrated Services Segment (2)
United States
East
Illinois	3	704	26	—
Massachusetts	1	105	2	—
New York	3	543	19	—
Ohio	2	132	3	—
Tennessee	1	96	3	—
Virginia	1	107	3	—
Wisconsin	1	178	5	—
West
California	1	98	3	—
Nebraska	1	50	1	—
Nevada	1	34	1	—
Oklahoma	1	58	1	—
Texas	2	203	7	—
Washington	1	58	2	—
Total Global Integrated Services Segment	19	2,366	76	—

Total	501	87,866	3,143	10,502

(1) Periodically, we update our square feet and cubic feet measurements using the latest available technology, such as Light Detection and Ranging (LiDAR) scans, to ensure the best estimates of warehouse size. The number of our pallet positions is also periodically reviewed and updated, as racking configuration and warehouse utilization may change over time.
(2) Pallet positions for Global Integrated Services do not have a material impact on revenues and therefore are not disclosed.
Item 3. Legal Proceedings
The Company, from time to time and in the normal course of business, is party to various claims, lawsuits, arbitrations, and regulatory actions. Refer to Note 20, Commitments and contingencies in the consolidated financial statements included in this Annual Report for details of legal proceedings in which the Company is involved. Other than the St. Clair Lawsuit (as defined in Note 20), in the opinion of management, we are not currently party to any legal proceedings that would have a material impact on our business, financial condition, or results of operations, nor is a property of the Company subject to any material pending legal proceedings.
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
Holders
As of February 19, 2026, the Company had 99 shareholders of record of the Company’s common stock. The number of beneficial owners is substantially greater than the number of shareholders of record because a large portion of the common stock is held in “street name” by brokers, banks, and other financial institutions.
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
Issuer Purchases of Equity Securities
The following table summarizes share repurchase activity for the three months ended December 31, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in millions)
October 1 - October 31, 2025	—	$—	—	$—
November 1 - November 30, 2025	1,058,328 (1)	$117.02	—	$—
December 1 - December 31, 2025	268,275 (1)	$87.80	—	$—
Total	1,326,603		—

(1) Certain of the Company’s Put Options were settled during the three months ended December 31, 2025. As a result of this settlement, certain shares of common stock were repurchased at an above-market price. Additionally, during December 2025, the Company repurchased certain shares of common stock at market value. For further information, see Note 2, Capital structure and noncontrolling interests in the consolidated financial statements included in this Annual Report.

Recent Sales of Unregistered Securities
We sold no unregistered securities that have not been previously included in a Quarterly Report on Form 10-Q.
Performance Graph
The following graph compares the cumulative total return to stockholders of our common stock relative to the cumulative total returns of the S&P Global 500 Index (“S&P 500”) and the MSCI US REIT Index (“RMZ”). All share price performance assumes an initial investment of $100 at the beginning of the period and assumes the reinvestment of dividends. As the Company’s common stock began trading on July 26, 2024, an investment of $100 is assumed to have been made on that date, and its relative performance is tracked through December 31, 2025. The returns shown on the below graph are not necessarily indicative of future performance.

Cumulative Total Return Comparison
$150.00
$125.00
$100.00
$75.00
$50.00
$25.00
7/26/2024
9/30/2024
12/31/2024
3/31/2025
6/30/2025
9/30/2025
12/31/2025
Lineage, Inc.
S&P 500
MSCI U.S. REIT

Item 6. [Reserved]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations should be read together with the consolidated financial statements and related notes included in this Annual Report on Form 10-K. In addition, the following discussion contains forward-looking statements, such as statements regarding our expectation for future performance, liquidity, and capital resources, that involve risks, uncertainties, and assumptions that could cause actual results to differ materially from our expectations. Our actual results may differ materially from those contained in or implied by any forward-looking statements as a result of various factors, including those set forth below and those described under Item 1A. Risk Factors of this Annual Report.
Management’s Overview
We are the world’s largest global temperature-controlled warehouse REIT, with a modern and strategically located network of properties. Our business is competitively positioned to deliver a seamless end-to-end, technology-enabled experience for a well-diversified and stable customer base, each with their own unique requirements in the temperature-controlled supply chain. As of December 31, 2025, we operated an interconnected global temperature-controlled warehouse network, comprising approximately 88 million square feet and 3.1 billion cubic feet of capacity across 501 warehouses predominantly located in densely populated critical-distribution markets, with 326 in North America, 89 in Asia-Pacific, and 86 in Europe.
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
•Warehouse Agreements. Warehouse agreements are designed to accommodate the individual needs and characteristics of our customers and may include negotiated provisions, such as a fixed term, transactional pricing for warehouse services, pricing increase mechanisms based on inflationary cost increases and customer profile changes, a storage fee based on a minimum storage guarantee of the customer, additional storage fees based on on-demand storage used, a warehouseman’s lien on customer products held in our warehouses as security for payments, and provisions for interest and late payments. The initial term of our warehouse agreements generally ranges from one to five years for typical customer relationships and 10 to 20 years for build-to-suit warehouses. Renewal periods, in each case, generally range from one to five years. Inflationary price increase mechanisms may be fixed or tied to relevant market indices, giving us the ability to recover costs for wage increases, increases in rent, power, real estate, and other costs.
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
Acquisition, transaction, and other expenses. Our acquisition, transaction, and other expenses consist of costs with a high level of variability from period-to-period and include professional fees associated with planned and completed business expansion activities, and acquisition integration costs. In addition, it includes expenses associated with our IPO, including costs related to public company readiness efforts and costs incurred as a result of our IPO in the third quarter of 2024. It also includes legal and administrative costs associated with filing of other registration statements, and expenses incurred in connection with the coordinated settlement process that will occur for up to three years post-IPO for all legacy investors in BGLH. These costs are expensed as incurred. Employee-related expenses also include costs associated with acquisitions, such as acquisition-related severance and consulting agreements and certain cash-based incentive awards given to employees of legacy companies in acquisitions.
Goodwill impairment. Our goodwill impairment includes impairment losses recognized when a reporting unit’s carrying value is determined to exceed its fair value. We assess goodwill impairment on an annual basis as of October 1, or on an interim basis when events occur or circumstances change that would more likely than not indicate an impairment exists.
Restructuring, impairment, and (gain) loss on disposals. Our restructuring, impairment, and (gain) loss on disposals include certain contractual and negotiated severance and separation costs from exited former executives, costs related to reductions in headcount to achieve operational efficiencies, and costs associated with exiting non-strategic operations. We record such costs when there is a substantive plan for employee severance or employees are otherwise entitled to benefits (e.g., in case of one-time terminations) and related costs are probable and estimable. It also includes gains (losses) on dispositions of property, plant, and equipment and impairments of long-lived assets, net of related gains on insurance recoveries, excluding impairments of goodwill.
Key Factors Affecting Our Business and Financial Results
Market Conditions
Our business is impacted by general economic and market conditions, as well as by national and international political, environmental, and socio-economic events.
Significant factors impacting our business have included:
•Inflation and Customer Rate Increases. In response to significant inflationary impacts in recent years across wages, energy, and other operational costs, we implemented customer rate increases to offset such impacts to our operating results. Offsetting these inflationary price increases, we are continuing to see pricing pressure in certain markets with excess capacity, but overall pricing has remained stable within a range based upon types of services provided, seasonal harvests, and types of customers (local versus export). We believe that higher food costs have continued to impact end-consumers’ buying decisions for certain commodities, which could negatively impact specific customers; however, overall demand in retail and foodservice has grown recently, according to market data. Inflation overall has progressed toward more normal levels; however, tariff and other trade policies have continued to cause overall uncertainty and aggravated inflation in certain sectors, particularly in North America.
•Occupancy and Throughput. Coming out of the global pandemic, we experienced higher physical occupancy levels through the first half of 2023, particularly in North America, significantly driven by customers increasing production and inventories in response to supply chain backlogs in recent years. Beginning in the second half of 2023, we believe customers began rationalizing inventory levels in response to factors such as continued higher interest rates and inflation. This rationalization has driven changes in customer demand for our warehouse space and services. As our customers continue to adjust to these new demand levels and rationalize inventory, we have seen lower occupancy and throughput volume across our network but a return to more normal seasonal inventory patterns.
Occupancy, throughput, and related ancillary services are also impacted by import and export activity, and we have seen notable impacts due to tariffs and trade policies. As trade agreements were reached, we saw stabilization in our customers’ business, and end-consumer demand became consistent with historic levels. Additionally, in recent years, new supply of temperature-controlled warehousing capacity has come online, which continues to impact occupancy and throughput in certain markets with excess capacity, although new supply coming online is expected to decline from recent levels in 2026. To optimize our global warehousing network and maximize NOI, we review our operations to determine whether it is beneficial to reposition or temporarily idle existing warehouses or consolidate existing operations. If such actions are taken, we strive to relocate customers affected by such activities into other warehouses in our global warehousing network.

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
Acquired properties will be included in the “same warehouse” population if owned or leased by us as of the first business day of the prior calendar year and still owned by us as of the end of the current reporting period, unless the property is under development. The “same warehouse” pool can also be adjusted during the year to remove properties that were sold, entering development, or in operational transition subsequent to the beginning of the current calendar year. As such, the “same warehouse” population for the period ended December 31, 2025 includes all properties that we owned as of January 1, 2024 which had both been owned and had reached “normalized operations” by January 1, 2024.
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
The following table shows the composition of our warehouse portfolio as of December 31, 2025.

Total warehouses (1)	482
Same warehouse	413
Non-same warehouse	69

(1) Excludes 19 warehouses in our global integrated solutions segment as of December 31, 2025. We categorize warehouses as part of our global integrated solutions segment if the primary business conducted in those warehouses is within our global integrated solutions segment.

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

Results of Operations
The following discussion represents our analysis of results of operations for the year ended December 31, 2025 as compared to the year ended December 31, 2024. For a detailed discussion of our results of operations for the year ended December 31, 2024 as compared to the year ended December 31, 2023, refer to the section Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2024 Annual Report on Form 10-K.
Comparison of Results for the Years Ended December 31, 2025 and 2024
Global Warehousing Segment
The following table presents the operating results of our global warehousing segment for the years ended December 31, 2025 and 2024.

Year Ended December 31,
2025	2024	Change
(in millions except revenue per pallet)
Warehouse storage	$2,060	$2,042	0.9%
Warehouse services	1,890	1,845	2.4%
Total global warehousing segment revenues	3,950	3,887	1.6%
Labor(1)	1,498	1,417	5.7%
Power	218	208	4.8%
Other warehouse costs(2)	750	728	3.0%
Total global warehousing segment cost of operations	2,466	2,353	4.8%
Global warehousing segment NOI	$1,484	$1,534	(3.3)%
Total global warehousing segment margin	37.6%	39.5%	(190)	bps

Number of warehouse sites	482	469

Warehouse storage(3)
Average economic occupancy
Average occupied economic pallets (in thousands)	8,194	8,175	0.2%
Economic occupancy percentage	81.0%	83.1%	(210)	bps
Storage revenue per economic occupied pallet	$251.15	$249.82	0.5%
Average physical occupancy
Average physical occupied pallets (in thousands)	7,597	7,569	0.4%
Average physical pallet positions (in thousands)	10,119	9,836	2.9%
Physical occupancy percentage	75.1%	77.0%	(190)	bps
Storage revenue per physical occupied pallet	$270.95	$269.82	0.4%
Warehouse services(3)
Throughput pallets (in thousands)	54,284	52,573	3.3%
Warehouse services revenue per throughput pallet	$31.92	$32.17	(0.8)%

(1) Labor cost of operations excludes $9 million and $1 million of stock-based compensation expense and related employer-paid payroll taxes for the year ended December 31, 2025 and 2024, respectively.
(2) Includes real estate rent expense (operating leases) of $93 million and $99 million for the year ended December 31, 2025 and 2024, respectively, and non-real estate rent expense (equipment lease and rentals) of $19 million and $18 million for the year ended December 31, 2025 and 2024, respectively.

(3) Warehouse storage and warehouse services metrics exclude facilities owned or leased by the customer for which we manage the warehouse operations on their behalf (“managed sites”).

Global warehousing segment revenues were $3,950 million for the year ended December 31, 2025, an increase of $63 million, or 1.6%, compared to $3,887 million for the year ended December 31, 2024. The net increase was primarily driven by a $148 million net increase in our non-same warehouse pool, partially offset by an $85 million decrease in our same warehouse pool, further discussed below. The foreign currency translation of revenues earned by our foreign operations had a $15 million favorable impact compared to the year ended December 31, 2024.
Global warehousing segment cost of operations was $2,466 million for the year ended December 31, 2025, an increase of $113 million, or 4.8%, compared to $2,353 million for the year ended December 31, 2024. A $114 million net increase in our non-same warehouse pool, was partially offset by a $1 million decrease in our same warehouse pool, further discussed below. The foreign currency translation of cost of operations from our foreign operations had a $10 million unfavorable impact compared to the year ended December 31, 2024.
Global warehousing segment NOI was $1,484 million for the year ended December 31, 2025, a decrease of $50 million, or 3.3%, compared to $1,534 million for the year ended December 31, 2024. The net decrease included a decrease of $84 million in our same warehouse pool, partially offset by a net increase of $34 million in our non-same warehouse pool. The foreign currency translation from our foreign operations had a $5 million net favorable impact compared to the year ended December 31, 2024.

Same Warehouse Results
The following table presents revenues, cost of operations, same warehouse NOI, and margins for our same warehouses for the years ended December 31, 2025 and 2024.

Year Ended December 31,
2025	2024	Change
(in millions except revenue per pallet)
Warehouse storage	$1,860	$1,899	(2.1)%
Warehouse services	1,679	1,725	(2.7)%
Total same warehouse revenues	3,539	3,624	(2.3)%
Labor	1,329	1,328	0.1%
Power	192	191	0.5%
Other warehouse costs	654	657	(0.5)%
Total same warehouse cost of operations	2,175	2,176	—%
Same warehouse NOI	$1,364	$1,448	(5.8)%
Total same warehouse margin	38.5%	40.0%	(150)	bps

Number of same warehouse sites(1)	413	413

Warehouse storage(2)
Economic occupancy
Average occupied economic pallets (in thousands)	7,429	7,589	(2.1)%
Economic occupancy percentage	82.7%	84.0%	(130)	bps
Storage revenue per economic occupied pallet	$250.25	$250.32	—%
Physical occupancy
Average physical occupied pallets (in thousands)	6,873	7,019	(2.1)%
Average physical pallet positions (in thousands)	8,980	9,037	(0.6)%
Physical occupancy percentage	76.5%	77.7%	(120)	bps
Storage revenue per physical occupied pallet	$270.52	$270.68	(0.1)%
Warehouse services(1)
Throughput pallets (in thousands)	47,875	49,016	(2.3)%
Warehouse services revenue per throughput pallet	$31.79	$32.07	(0.9)%

(1) Refer to our “Same Warehouse Analysis,” which describes the composition of our same warehouse pool. (2) Warehouse storage and warehouse services metrics exclude managed sites.
Same warehouse storage revenues decreased $39 million, or 2.1%, compared to the year ended December 31, 2024, primarily driven by lower average occupancy. Economic occupancy decreased by 130 basis points, as our customers rationalized inventory and production levels during continued economic pressures. Same warehouse storage revenues per economic occupied pallet was flat compared to the prior year.
Same warehouse services revenues decreased $46 million, or 2.7%, compared to the year ended December 31, 2024, primarily driven by lower throughput volumes, lower rates, and other changes in our business profile in response to changing customer needs. Same warehouse services revenue per throughput pallet decreased 0.9% compared to the prior year. Throughput pallets at our same warehouses decreased 2.3% compared to the year ended December 31, 2024, primarily driven by customer rationalization of inventory and production levels as discussed above.
Same warehouse cost of operations decreased $1 million, or less than 0.1%, compared to the year ended December 31, 2024, resulting from decreases in occupancy and throughput volumes discussed above.

Non-Same Warehouse Results
The following table presents revenues, cost of operations, non-same warehouse NOI, and margins for our non-same warehouses for the years ended December 31, 2025 and 2024.

Year Ended December 31,
2025	2024	Change
(in millions except revenue per pallet)
Warehouse storage	$200	$143	39.9%
Warehouse services	211	120	75.8%
Total non-same warehouse revenues	411	263	56.3%
Labor	169	89	89.9%
Power	26	17	52.9%
Other warehouse costs	96	71	35.2%
Total non-same warehouse cost of operations	291	177	64.4%
Non-same warehouse NOI	$120	$86	39.5%
Total non-same warehouse margin	29.2%	32.7%	(350)	bps

Number of non-same warehouse sites(1)	69	56

Warehouse storage(2)
Economic occupancy
Average occupied economic pallets (in thousands)	765	586	30.5%
Economic occupancy percentage	67.2%	73.3%	(610)	bps
Storage revenue per economic occupied pallet	$259.80	$244.07	6.4%
Physical occupancy
Average physical occupied pallets (in thousands)	724	550	31.6%
Average physical pallet positions (in thousands)	1,139	799	42.6%
Physical occupancy percentage	63.6%	68.8%	(520)	bps
Storage revenue per physical occupied pallet	$275.44	$260.15	5.9%
Warehouse services(2)
Throughput pallets (in thousands)	6,409	3,557	80.2%
Warehouse services revenue per throughput pallet	$32.83	$33.62	(2.3)%

(1) Refer to our “Same Warehouse Analysis,” which describes the composition of our non-same warehouse pool.
(2) Warehouse storage and warehouse services metrics exclude managed sites.
Non-same warehouse revenues increased $148 million, or 56.3%, compared to the year ended December 31, 2024, including approximately $154 million from acquisitions and $30 million from recently completed greenfield and expansion projects, partially offset by a $37 million net decrease from other non-same warehouse sites.
Non-same warehouse cost of operations increased $114 million, or 64.4%, compared to the year ended December 31, 2024, including approximately $112 million from acquisitions and $14 million from recently completed greenfield and expansion projects, partially offset by a $12 million net decrease from other non-same warehouse sites.

Global Integrated Solutions Segment
The following table presents the operating results of our global integrated solutions segment for the years ended December 31, 2025 and 2024.

	Year Ended December 31,
	2025	2024	Change
	(in millions)
Global Integrated Solutions segment revenues	$1,405	$1,453	(3.3)%
Global Integrated Solutions segment cost of operations(1)	1,154	1,222	(5.6)%
Global Integrated Solutions segment NOI	$251	$231	8.7%
Global Integrated Solutions margin	17.9%	15.9%	200	bps

(1) Cost of operations excludes $5 million and $2 million of stock-based compensation expense and related employer-paid payroll taxes for the year ended December 31, 2025 and 2024, respectively.
Global integrated solutions segment revenues were $1,405 million for the year ended December 31, 2025, a decrease of $48 million, or 3.3%, compared to $1,453 million for the year ended December 31, 2024. The decrease was primarily due to the divestiture of the Spain Transportation business which occurred in August 2025 and lower transportation volumes, partially offset by higher foodservice and direct-to-consumer volumes. In addition, the foreign currency translation of revenues earned by our foreign operations had a $12 million favorable impact compared to the year ended December 31, 2024.
Global integrated solutions segment cost of operations was $1,154 million for the year ended December 31, 2025, a decrease of $68 million, or 5.6%, compared to $1,222 million for the year ended December 31, 2024. The decrease was primarily due to the above-mentioned sale of the Spain Transportation business, lower transportation volumes, and cost control measures. The foreign currency translation of cost of operations from our foreign operations had an $11 million unfavorable impact compared to the year ended December 31, 2024.
Global integrated solutions segment NOI was $251 million for the year ended December 31, 2025, an increase of $20 million, or 8.7%, compared to $231 million for the year ended December 31, 2024. Foreign currency translation had a net favorable impact of $1 million compared to year ended December 31, 2024.
Other Consolidated Operating Expenses

	Year Ended December 31,
	2025	2024	Change
	(in millions)
Other consolidated operating expense:
Depreciation and amortization expense	$895	$876	2.2%
General and administrative expense	$574	$539	6.5%
Acquisition, transaction, and other expense	$67	$651	(89.7)%
Goodwill impairment	$48	$—	n.m.
Restructuring, impairment, and (gain) loss on disposals	$(44)	$57	n.m.
Depreciation and amortization expense. Depreciation and amortization expense was $895 million for the year ended December 31, 2025, an increase of $19 million, or 2.2%, compared to $876 million for the year ended December 31, 2024. The increase was primarily related to acquisitions, greenfield and expansion projects.
General and administrative expense. General and administrative expenses were $574 million for the year ended December 31, 2025, an increase of $35 million, or 6.5%, compared to $539 million for the year ended December 31, 2024. The increase was primarily due to $28 million of additional stock-based compensation expense driven by the restructuring of our equity compensation plans in conjunction with becoming a public company. During the third and fourth quarters of 2025, the Company reversed $22 million of previously recognized stock-based compensation expense due to decreased likelihood of achieving certain performance conditions of performance-based LTIP and RSU awards granted in 2024 (see Note 18, Stock-based compensation to the consolidated financial statements included in this Annual Report for details). For the year ended December 31, 2025 and 2024, general and administrative expenses were 10.7% and 10.1% of total revenues, respectively, with the increase primarily driven by the stock-based compensation expense mentioned above.
Acquisition, transaction, and other expense. Acquisition, transaction, and other expenses were $67 million for the year ended December 31, 2025, a decrease of $584 million compared to $651 million for the year ended December 31, 2024. The decrease was primarily due to costs associated with our IPO, including internalization costs and stock-based compensation expense related to one-time awards associated with the IPO. During both years ended December 31, 2025 and 2024, the Company also recorded fair value adjustments of $31 million related to Put Options issued in connection with the IPO. All of the Put Options were exercised and settled as of December 31, 2025. For further detail on costs associated with our IPO and stock-based compensation, see Note 2, Capital structure and noncontrolling interests and Note 18, Stock-based compensation to the consolidated financial statements included in this Annual Report.
Goodwill impairment. Due to the sale of Spain Transportation (see Note 4, Business combinations, asset acquisitions, and divestitures) during the third quarter of 2025, and separately, in connection with the annual goodwill impairment test performed as of October 1, 2025, after considering an increase in the risk free interest rate and overall market decline, the Company performed quantitative impairment assessments. The Company determined that the impacted reporting units more likely than not had fair values below their carrying values. As a result, the Company recorded goodwill impairments of $28 million in the third quarter of 2025 and $20 million in the fourth quarter of 2025. No impairment was identified or recognized for the year ended December 31, 2024. For further detail, see Note 6, Goodwill and other intangible assets, net to the consolidated financial statements included in this Annual Report.
Restructuring, impairment, and (gain) loss on disposals. Restructuring, impairment, and (gain) loss on disposals were net gain of $44 million for the year ended December 31, 2025, as compared to net loss of $57 million for the year ended December 31, 2024. The change primarily related to impairments of intangible assets and gains or losses on the sale of assets. In addition, both years included net gains associated with a fire that occurred in April 2024 at the Company’s warehouse in Kennewick, Washington, further discussed below.
During the fourth quarter of 2024, the Company recorded an impairment loss of $63 million on customer relationships assets. Immaterial impairment losses were recorded on other intangible assets during the year ended December 31, 2025. For further detail on our intangible assets, see Note 6, Goodwill and other intangible assets, net in our consolidated financial statements included in this Annual Report.
The year ended December 31, 2025 included a net gain of $23 million related to the sale of real estate assets, primarily related to the December 2025 sale of a building and certain related assets in the U.S., on which the Company recognized a gain of $27 million. The year ended December 31, 2024 included a net loss of $10 million on the sale of real estate assets.
In addition, the year ended December 31, 2025 included a net gain of $53 million related to the Kennewick, Washington fire, primarily from $54 million of insurance reimbursement. The year ended December 31, 2024 included a net gain of $51 million related to the fire, consisting of an insurance reimbursement of $105 million, partially offset by $25 million loss of carrying value of the impaired assets and $29 million of clean-up costs (see Note 20, Commitments and contingencies in our consolidated financial statements included in this Annual Report for details).
Other Income (Expense)
The following table presents other items of income and expense for the years ended December 31, 2025 and 2024.

	Year Ended December 31,		Change
	2025	2024	%
	(in millions)
Other income (expense):
Interest expense, net	$(268)	$(430)	(37.7)%
Gain (loss) on extinguishment of debt	$(3)	$(17)	(82.4)%
Gain (loss) on foreign currency transactions, net	$28	$(25)	n.m.
Equity income (loss), net of tax	$(3)	$(6)	(50.0)%
Other nonoperating income (expense), net	$(50)	$(1)	n.m.

Interest (expense), net. We reported net interest expense of $268 million for the year ended December 31, 2025, a decrease of $162 million, or 37.7%, compared to $430 million for the year ended December 31, 2024. The average effective interest rate of our outstanding debt was 4.3% for the year ended December 31, 2025, a decrease from 6.1% for the year ended December 31, 2024, due to lower average borrowings after substantial debt repayments with IPO proceeds during the year ended December 31, 2024. As a result of this repayment, the notional value of our hedging instruments represents a larger proportion of our overall borrowings. When taking into account income (expense) generated from hedging instruments, the average effective interest rate of our outstanding debt was 3.0% for the year ended December 31, 2025, a decrease from 4.8% for the year ended December 31, 2024. For additional information regarding our net interest expense, see Note 12, Interest expense in our consolidated financial statements included in this Annual Report.
Gain (loss) on extinguishment of debt. We recognized a loss on debt extinguishment of $3 million during the year ended December 31, 2025, as a result of repaying debt relating to the Spain Transportation business. We recognized a loss on debt extinguishment of $17 million for the year ended December 31, 2024, as the result of various debt refinancing agreements. For additional information regarding our debt, see Note 10, Debt in our consolidated financial statements included in this Annual Report.
Gain (loss) on foreign currency transactions, net. We reported a net foreign currency exchange gain of $28 million for the year ended December 31, 2025 compared to a net loss of $25 million for the year ended December 31, 2024. The increase in foreign currency exchange gain was due to changes in foreign currency exchange rates against the U.S. dollar, with the largest impacts driven by the euro.
Equity income (loss), net of tax. We reported $3 million of net loss from equity method investments for the year ended December 31, 2025, compared to a net loss of $6 million for the year ended December 31, 2024. The net loss in both periods was primarily related to our investment in Emergent Cold LatAm Holdings, LLC.
Other nonoperating income (expense), net. We reported $50 million of other nonoperating expense for the year ended December 31, 2025, compared to net expense of $1 million for the year ended December 31, 2024. During the year ended December 31, 2025, we recognized a loss of $55 million on the sale of Lineage Spain Transportation, a European subsidiary. For additional information regarding the divestiture, see Note 4, Business combinations, asset acquisitions, and divestitures in our the consolidated financial statements included in this Annual Report.
Income Tax Expense (Benefit)
Income tax benefit for the year ended December 31, 2025 was $2 million, a decrease of $87 million from an income tax benefit of $89 million for the year ended December 31, 2024. The tax benefit in 2025 was principally created by the tax-effect of pre-tax earnings in various jurisdictions, nondeductible expenses including stock-based compensation and interest expense, and financial statement losses for which no tax benefit was recognized. The tax benefit in 2024 was principally created by the tax-effect of pre-tax earnings in various jurisdictions and changes to valuation allowance on deferred tax assets, reduced by tax adjustments related to REIT activity. Our income taxes are discussed in more detail in Note 9, Income taxes to the consolidated financial statements included in this Annual Report.
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

The table below reconciles total segment NOI to net income (loss), which is the most directly comparable financial measure calculated in accordance with GAAP, in each case for the years ended December 31, 2025, 2024 and 2023.

	Year Ended December 31,
(in millions)	2025	2024	2023
Net income (loss)	$(113)	$(751)	$(96)
Stock-based compensation expense and related employer-paid payroll taxes in cost of operations	14	3	—
General and administrative expense	574	539	502
Depreciation expense	675	659	552
Amortization expense	220	217	208
Acquisition, transaction, and other expense	67	651	60
Goodwill impairment	48	—	—
Restructuring, impairment, and (gain) loss on disposals	(44)	57	32
Equity (income) loss, net of tax	3	6	3
(Gain) loss on foreign currency transactions, net	(28)	25	(4)
Interest expense, net	268	430	490
(Gain) loss on extinguishment of debt	3	17	—
Other nonoperating (income) expense, net	50	1	19
Income tax expense (benefit)	(2)	(89)	(14)
Total segment NOI	$1,735	$1,765	$1,752
We calculate EBITDA as net income or loss determined in accordance with GAAP, excluding depreciation and amortization expense, interest expense, net, and income tax expense or benefit.
We also calculate EBITDA for Real Estate, or “EBITDAre”, in accordance with the standards established by the Board of Governors of the National Association of Real Estate Investment Trusts, or “NAREIT”, as EBITDA further adjusted for net loss or gain on sale of real estate assets, net of withholding taxes, impairment of real estate assets, and adjustments to reflect our share of EBITDAre for partially owned entities. EBITDAre is a measure commonly used in our industry, and we present EBITDAre to enhance investor understanding of our operating performance. We believe that EBITDAre provides investors and analysts with a measure of operating results unaffected by differences in capital structures, capital investment cycles, and useful life of related assets among otherwise comparable companies.
In addition, we calculate our Adjusted EBITDA as EBITDAre further adjusted for the effects of gain or loss on the sale of non-real estate assets, gain or loss on the destruction of property (net of insurance proceeds), other nonoperating income or expense, acquisition, restructuring, and other expense, foreign currency exchange gain or loss, stock-based compensation expense and related employer-paid payroll taxes from grants under our equity incentive plans, loss or gain on debt extinguishment and modification, impairments of goodwill and other non-real estate assets including intangible assets, technology transformation, and reduction in EBITDAre from partially owned entities. We believe that the presentation of Adjusted EBITDA provides a measurement of our operations that is meaningful to investors because it excludes the effects of certain items that are otherwise included in EBITDAre, which we do not believe are indicative of our core business operations. EBITDAre and Adjusted EBITDA are not measurements of financial performance under GAAP, and our EBITDAre and Adjusted EBITDA may not be comparable to similarly titled measures of other companies. You should not consider our EBITDAre and Adjusted EBITDA as alternatives to net income or cash flows from operating activities determined in accordance with GAAP. Our calculations of EBITDAre and Adjusted EBITDA have limitations as analytical tools, including the following:
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

•these measures do not reflect our tax expense or the cash requirements to pay our taxes; and
•although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and these measures do not reflect any cash requirements for such replacements.
We use EBITDA, EBITDAre, and Adjusted EBITDA as measures of our operating performance and not as measures of liquidity.
The table below reconciles EBITDA, EBITDAre, and Adjusted EBITDA to net income (loss), which is the most directly comparable financial measure calculated in accordance with GAAP, in each case for the years ended December 31, 2025, 2024 and 2023.

	Year Ended December 31,
(in millions)	2025	2024	2023
Net income (loss)	$(113)	$(751)	$(96)
Adjustments:
Depreciation and amortization expense	895	876	760
Interest expense, net	268	430	490
Income tax expense (benefit)	(2)	(89)	(14)
EBITDA	$1,048	$466	$1,140
Adjustments:
Net loss (gain) on sale of real estate assets	(23)	10	8
Impairment of real estate assets	2	11	2
Allocation of EBITDAre of noncontrolling interests	—	(1)	(3)
EBITDAre	$1,027	$486	$1,147
Adjustments:
Net (gain) loss on sale of non-real estate assets	1	(1)	2
Other nonoperating (income) expense, net	50	1	19
Acquisition, restructuring, and other	87	542	73
Technology transformation	23	22	—
(Gain) loss on property destruction	(53)	(51)	—
(Gain) loss on foreign currency transactions, net	(28)	25	(4)
Stock-based compensation expense and related employer-paid payroll taxes	127	215	26
(Gain) loss on extinguishment of debt	3	17	—
Goodwill impairment	48	—	—
Impairment of other intangible assets	1	63	7
Impairment of other non-real estate assets	2	—	—
Allocation related to unconsolidated JVs	11	11	8
Allocation adjustments of noncontrolling interests	(1)	(1)	—
Adjusted EBITDA	$1,298	$1,329	$1,278

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
We calculate core funds from operations, or Core FFO, as FFO adjusted for the effects of gain or loss on the sale of non-real estate assets, gain or loss on the destruction of property (net of insurance proceeds), finance lease ROU asset amortization real estate, impairments of goodwill and other non-real estate assets including intangible assets, acquisition, restructuring and other, other nonoperating income or expense, loss on debt extinguishment and modifications and the effects of gain or loss on foreign currency exchange. We also adjust for the impact attributable to non-real estate impairments on unconsolidated joint ventures and natural disaster. We believe that Core FFO is helpful to investors as a supplemental performance measure because it excludes the effects of certain items which can create significant earnings volatility, but which do not directly relate to our core business operations. We believe Core FFO can facilitate comparisons of operating performance between periods, while also providing a more meaningful predictor of future earnings potential.
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

The table below reconciles FFO, Core FFO, and Adjusted FFO to net income (loss), which is the most directly comparable financial measure calculated in accordance with GAAP, in each case for the years ended December 31, 2025, 2024 and 2023.

	Year Ended December 31,
(in millions)	2025	2024	2023
Net income (loss)	$(113)	$(751)	$(96)
Adjustments:
Real estate depreciation	371	356	325
In-place lease intangible amortization	5	8	7
Net loss (gain) on sale of real estate assets	(23)	10	8
Impairment of real estate assets	2	11	2
Real estate depreciation, (gain) loss on sale of real estate and real estate impairments on unconsolidated JVs	2	2	3
Allocation of noncontrolling interests	1	—	—
FFO	$245	$(364)	$249
Adjustments:
Net (gain) loss on sale of non-real estate assets	1	(1)	2
Finance lease ROU asset amortization - real estate	71	72	70
Goodwill impairment	48	—	—
Impairment of other intangible assets	1	63	7
Impairment of other non-real estate assets	2	—	—
Other nonoperating (income) expense, net	50	1	19
Acquisition, restructuring, and other	102	547	73
Technology transformation	23	22	—
(Gain) loss on property destruction	(53)	(51)	—
(Gain) loss on foreign currency transactions, net	(28)	25	(4)
(Gain) loss on extinguishment of debt	3	17	—
Core FFO	$465	$331	$416
Adjustments:
Non-real estate depreciation and amortization	414	411	334
Finance lease ROU asset amortization - non-real estate	34	29	23
Amortization of deferred financing costs, discount, and above/below market debt	12	19	21
Deferred income taxes expense (benefit)	(16)	(105)	(58)
Straight line net operating rent	1	(3)	6
Amortization of above / below market leases	(1)	(1)	—
Stock-based compensation expense and related employer-paid payroll taxes	127	215	26
Recurring maintenance capital expenditures	(173)	(195)	(208)
Allocation related to unconsolidated JVs	3	5	3
Allocation of noncontrolling interests	(1)	(1)	(1)
Adjusted FFO	$865	$705	$562

Liquidity and Capital Resources
As of December 31, 2025, we had $65 million of cash and cash equivalents and $1.9 billion available under our Revolving Credit Facility (net of outstanding standby letters of credit in the amount of $61 million, which reduce availability). We currently expect that our principal sources of funding will include:
•current cash balances;
•cash flows from operations;
•proceeds from the disposition of properties or other investments;
•our credit facilities; and
•other forms of debt financings and equity offerings.
Our liquidity requirements and capital commitments primarily consist of:
•operating activities and overall working capital;
•capital expenditures;
•development and acquisition activities;
•debt service obligations; and
•stockholder distributions.
As of December 31, 2025, we expect that our funding sources as noted above will be adequate to meet our short-term liquidity requirements and capital commitments for the next twelve months. For more information regarding our debt facilities, refer to Note 10, Debt in the consolidated financial statements included in this Annual Report. We expect to utilize the same sources of capital we will rely on to meet our short-term liquidity requirements to also meet our long-term liquidity requirements, which include funding our operating activities, our debt service obligations and stockholder distributions, and our future development and acquisition activities.
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

Outstanding Indebtedness
The following table summarizes our outstanding indebtedness as of December 31, 2025 (in millions):

As of December 31,
2025
Fixed rate	$3,494
Variable rate—unhedged	1,021
Variable rate—hedged	1,625
Total debt	$6,140

Percent of total debt:
Fixed rate	56.9%
Variable rate—unhedged	16.6%
Variable rate—hedged	26.5%
The variable rate debt shown above bears interest at interest rates based on various one-month rates, of which SOFR is the most significant, depending on the respective agreement governing the debt, including our Revolving Credit Facility and Term Loan A. As of December 31, 2025, our debt had a weighted average term to maturity of approximately 3.4 years, assuming exercise of extension options.
For further information regarding outstanding indebtedness, please see Note 10, Debt in the consolidated financial statements included in this Annual Report.
Offering of New Senior Unsecured Notes
On June 17, 2025, Lineage OP, LP (the “operating partnership” or “OP” issued $500 million aggregate principal amount of 5.25% senior notes due July 15, 2030 (the “5.25% Notes”). Interest on the notes is payable semi-annually on January 15 and July 15 of each year, commencing January 15, 2026. The 5.25% Notes were issued at 98.991% of par. The net proceeds from the 5.25% Notes issuance were approximately $490 million and were used to repay a portion of the outstanding balance on the Revolving Credit Facility.
On November 26, 2025, Lineage Europe Finco B.V., an indirect subsidiary of Lineage, Inc., issued €700 million aggregate principal amount of 4.125% senior notes due November 26, 2031 (the “4.125% Notes”). Interest on the notes is payable annually on November 26 of each year, commencing November 26, 2026. The 4.125% Notes were issued at 99.324% of par. The net proceeds from the 4.125% Notes were approximately $802 million and were used to repay a portion of the outstanding balance on the Revolving Credit Facility.
The 5.25% Notes and the 4.125% Notes (collectively, the “New Senior Unsecured Notes”) are guaranteed by Lineage, Inc., the Operating Partnership, Lineage Europe Finco B.V., Lineage Logistics Holdings, LLC, and certain other subsidiaries of the Company that guarantee or are otherwise obligated in respect of the Credit Agreement (other than the issuing subsidiary and any excluded subsidiaries, collectively, the “Guarantors”). The Company’s other subsidiaries do not guarantee the New Senior Unsecured Notes (collectively, “Non-Guarantor Subsidiaries”).
The Company may redeem the notes in whole or in part, at any time one or two months prior to the respective maturity date (the “Par Call Date”), at a redemption price equal to the greater of: (i) the sum of the present values of the remaining scheduled payments of principal and interest thereon (as calculated pursuant to the terms of the indenture governing the respective notes); and (ii) 100% of the principal amount of the notes being redeemed, plus, in either case, accrued and unpaid interest thereon to, but excluding, the redemption date. On or after the Par Call Date, the Operating Partnership may redeem the respective notes, in whole or in part, at any time and from time to time, at a redemption price equal to 100% of the principal amount of the notes being redeemed plus accrued and unpaid interest thereon to, but excluding, the redemption date.
Senior Unsecured Notes Series
Refer to Note 10, Debt in our consolidated financial statements included in this Annual Report for details of outstanding Senior Unsecured Notes Series.

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
Our credit loss expense related to customer receivables was $6 million and $5 million for the year ended December 31, 2025 and 2024, respectively. As of December 31, 2025 and December 31, 2024, we maintained allowances for uncollectible balances of $10 million and $10 million, respectively, which we believed to be adequate.
Maintenance Capital Expenditures and Repair and Maintenance Expenses
Lineage prides itself on maintaining its facilities, fleet, and railcars at a high standard. We regularly update long-range maintenance plans by asset so that our assets maintain the high quality and operational efficiency that our customers expect from us.
Recurring Maintenance Capital Expenditures
Recurring maintenance capital expenditures are capitalized funds used to maintain assets that will result in an extended useful life. This includes the cost to purchase and install, repair, or construct assets when it results in a useful life longer than one year and the installed cost per asset is over a de minimis threshold. Maintenance capital expenditures are related to both our global warehousing segment and global integrated solutions segment, including information technology, and are all, in management’s judgment, recurring in nature. These expenditures include maintenance performed multiple times over the lifetime of the facility or asset, such as replacing or repairing roofs, refrigeration systems, racking, material handling equipment, and fleet. These expenditures also include information technology maintenance to existing servers, equipment, and software.
The following table sets forth our recurring maintenance capital expenditures for the years ended December 31, 2025 and 2024.

	Year Ended December 31,
	2025	2024
(in millions)
Global warehousing	$141	$149
Global integrated solutions	21	21
Information technology and other	11	25
Recurring maintenance capital expenditures	$173	$195
Repair and Maintenance Expenses
Repair and maintenance expenses are incurred when assets need repair or replacement and do not qualify as capital expenditures. If the work does not materially extend the useful life of the asset or the asset value is less than a de minimis threshold, it would be recorded as an operating expense under repair and maintenance expenses, included primarily in Cost of operations on the consolidated statements of operations and comprehensive income (loss). Examples include ordinary repairs on roofs, racking, refrigeration, and material handling equipment. Project-related expenses are excluded.
The following table sets forth our repair and maintenance expenses for the years ended December 31, 2025 and 2024.

	Year Ended December 31,
	2025	2024
(in millions)
Global warehousing	$151	$144
Global integrated solutions	55	54
Repair and maintenance expenses	$206	$198

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
The following table sets forth our integration capital expenditures for the years ended December 31, 2025 and 2024.

	Year Ended December 31,
	2025	2024
(in millions)
Global warehousing	$68	$65
Global integrated solutions	1	3
Information technology and other	14	26
Integration capital expenditures	$83	$94
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

The following table sets forth our external growth capital investments for the years ended December 31, 2025 and 2024.

	Year Ended December 31,
	2025	2024
(in millions)
Acquisitions, including equity issued and net of cash acquired and adjustments(1)	$443	$346
Greenfield and expansion expenditures	302	270
Energy and economic return initiatives	88	89
Information technology transformation and growth initiatives	66	55
External growth capital investments	$899	$760

(1) Excludes buildings and land acquired through exercise of finance lease purchase options, where amount paid did not exceed the finance lease liability.
We completed five acquisitions during each of the years ended December 31, 2025 and 2024. Refer to Note 4, Business combinations, asset acquisitions, and divestitures in our consolidated financial statements included in this Annual Report for more information regarding current period business combinations and asset acquisitions.
The greenfield and expansion expenditures related primarily to projects that remained under construction as of the respective period end, with a notable greenfield in Bremerhaven, Germany and an expansion at the Hobart, IN cold storage facility during both the years ended December 31, 2025 and 2024, as well as the construction of a new, fully automated cold storage warehouse in Hazleton, PA during the year ended December 31, 2024. During the year ended December 31, 2025, we have also began construction on a new greenfield in Dallas, TX under our arrangement with Tyson Foods (see Note 4, Business combinations, asset acquisitions, and divestitures for discussion of the Tyson Foods agreements) and an expansion at one of our fully automated cold storage warehouses in the Netherlands.
Energy and economic return initiatives included corporate initiatives and smaller customer-driven growth projects. Information technology transformation and growth initiatives included spending on our patented LinOS technology.
Historical Cash Flows
The following summary discussion of our cash flows is based on the consolidated statements of cash flows included in this Annual Report.

	Year Ended December 31,
	2025	2024
	(in millions)
Net cash provided by operating activities	$943	$703
Net cash used in investing activities	$(1,067)	$(919)
Net cash provided by financing activities	$14	$320
Operating Activities
For the year ended December 31, 2025, our net cash provided by operating activities was $943 million, compared to $703 million for the year ended December 31, 2024. The increase was primarily due to a decrease in net loss, most notably from lower interest expense and one-time non-cash IPO expenses in 2024 which did not reoccur in 2025, along with favorable changes in working capital, most significantly in accounts payable, accrued liabilities, and deferred revenue, partially offset by the unfavorable change in accounts receivable and non-cash items. The notable non-cash items for the year ended December 31, 2025 primarily consisted of $126 million of stock-based compensation expense and $52 million of net loss on divestitures. The notable non-cash items for the year ended December 31, 2024 primarily consisted of IPO-related items, such as $200 million of Internalization expense to Bay Grove, and $185 million of expense for vesting of Class D interests in LLH, as well as $215 million of stock-based compensation.

Investing Activities
For the year ended December 31, 2025, cash used in investing activities was $1,067 million. The most significant uses were $443 million in acquisitions, net of cash acquired (see Note 4, Business combinations, asset acquisitions, and divestitures in our consolidated financial statements included in this Annual Report for more information regarding business combinations and asset acquisitions), and $747 million in purchases of property, plant, and equipment, primarily for growth capital expenditures. In addition, we invested $9 million in our equity method investee Emergent Cold LatAm Holdings, LLC. This was partially offset by $70 million from proceeds from sale of assets and $51 million of insurance proceeds for recoveries on impaired long-lived assets, which were primarily related to a fire which occurred at the Company’s warehouse in Kennewick, Washington in 2024 (see Note 20, Commitments and contingencies in our consolidated financial statements included in this Annual Report for details).
For the year ended December 31, 2024, cash used in investing activities was $919 million. The most significant uses were $691 million in purchases of property, plant, and equipment, primarily for growth capital expenditures. In addition, we invested $346 million in the acquisitions of Entrepôt du Nord Inc, Luik Natie Holding N.V., and Eurofrigor S.r.l. Magazzini Generali and $20 million in Emergent Cold LatAm Holdings, LLC, offset by $105 million in insurance recovery proceeds for the warehouse fire in Kennewick.
Financing Activities
Our net cash provided by financing activities was $14 million for the year ended December 31, 2025, which primarily consisted of $1,298 million of proceeds from issuance of new senior notes. These inflows were offset by $537 million of dividends and other distributions, $231 million of repayments of long-term debt and finance leases ($88 million of which was related to the Houston, Texas lease purchase), $226 million of net payments on revolving credit lines, $144 million for payment of the exercise of Put Options, $82 million for redemption of common stock ($76 million of which was the repurchase of common stock pursuant to Put Options exercises), and $28 million of redemption of redeemable noncontrolling interest. See Note 2, Capital structure and noncontrolling interests in our consolidated financial statements included in this Annual Report for details of Put Options transactions.
Our net cash provided by financing activities was $320 million for the year ended December 31, 2024, which reflected the impacts of the change in our debt and capital structure as a result of our 2024 IPO. The financing activities primarily consisted of $4,879 million of proceeds from the issuance of common stock in our IPO (net of equity raise costs) and $600 million of net borrowings on revolving credit lines. The inflows were offset by $4,631 million net for repayments of long-term debt and finance leases (see Note 10, Debt for details of debt instruments paid off in 2024), $234 million for distributions, $75 million for redemption of OPEUs, $46 million for payment of deferred consideration liabilities, $46 million for the repurchase of common shares for employee income taxes on stock-based compensation, $45 million for financing fees, and $42 million for redemption of common stock ($17 million of which was the repurchase of common stock pursuant to Put Options exercises).
Supplemental Guarantor Financial Information
In 2025, the Operating Partnership and Lineage Europe Finco B.V. issued senior notes (“New Senior Unsecured Notes”) which were fully and unconditionally guaranteed by Lineage, Inc., the Operating Partnership, Lineage Europe Finco B.V., Lineage Logistics Holdings, LLC, and certain other subsidiaries of the Company that guarantee or are otherwise obligated in respect of the Credit Agreement (other than the respective issuer and any excluded subsidiaries, collectively, the “Guarantors,” as detailed in Exhibit 22.1 to this Form 10-K). The Company’s other subsidiaries do not guarantee the New Senior Unsecured Notes (collectively, “Non-Guarantor Subsidiaries”). Refer to Note 10, Debt in our consolidated financial statements included in this Annual Report for additional information regarding the New Senior Unsecured Notes.

The following tables present summarized financial information for the Guarantors, including Lineage Europe Finco B.V., and the OP on a combined basis, after the elimination of (a) intercompany transactions and balances between all the Guarantors entities, Lineage Europe Finco B.V., and the OP and (b) equity in earnings from and investments in the Non-Guarantor Subsidiaries.

	December 31,	December 31,
Summarized Balance Sheet Data (in millions)	2025	2024
Total current assets	$347	$388
Amounts due from non-guarantor subsidiaries	$13,693	$12,764
Total non-current assets	$5,157	$4,504

Total current liabilities	$562	$713
Amounts due to non-guarantor subsidiaries	$12,460	$11,283
Total non-current liabilities	$5,708	$4,519
Redeemable noncontrolling interests	$—	$32
Noncontrolling interests	$978	$999

	Year Ended	Year Ended
	December 31,	December 31,
Summarized Statement of Operations Data (in millions)	2025	2024
Net revenues from external customers	$2,006	$1,994
Cost of operations	$(1,496)	$(1,445)
Net revenue and cost of operations charges with non-guarantor subsidiaries	$151	$330
Income (loss) from operations	$(94)	$(365)
Net income (loss)	$(326)	$(671)
Net income (loss) attributable to the combined guarantor entities	$(315)	$(585)
The New Senior Unsecured Notes and each guarantee of the New Senior Unsecured Notes is effectively subordinated in right of payment to: all existing and future secured indebtedness and secured guarantees of the OP or such Guarantor (to the extent of the value of the collateral securing such indebtedness and guarantees); all existing and future indebtedness and other liabilities, whether secured or unsecured, of the Non-Guarantor Subsidiaries and of any entity the OP or such Guarantor accounts for using the equity method of accounting; and all existing and future preferred equity not owned by the OP or such Guarantor in Non-Guarantor Subsidiaries and in any entity the OP or such Guarantor accounts for using the equity method of accounting.
As of December 31, 2025, entities that are direct borrowers, guarantors, or otherwise obligated in respect the Credit Agreement had an aggregate of $19,924 million of assets and were direct borrowers, guarantors or otherwise obligated in respect of an aggregate of $5,663 million of indebtedness, in each case, excluding intercompany investments and obligations. As of December 31, 2025, the OP, Lineage Europe Finco B.V., and the Guarantors had an aggregate of $19,196 million of assets and were direct borrowers in respect of $5,505 million of indebtedness, in each case, excluding intercompany investments and obligations.
Critical Accounting Policies and Estimates
The consolidated financial statements have been prepared in accordance with U.S. GAAP, which requires management to make estimates, assumptions, and judgments in certain circumstances that affect the reported amounts of assets, liabilities, and contingencies as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We base our estimates on historical experience and on various other assumptions that we believe to be most appropriate and reasonable. Actual results may differ from these estimates under different assumptions or conditions. Refer to Note 1, Significant accounting policies and practices to the consolidated financial statements for our significant accounting policies. The following discussion pertains to accounting policies management believes are most critical to the portrayal of our historical financial condition and results of operations and that require a material level of subjectivity or judgment and relate to inherently highly uncertain matters.

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
Upon the occurrence of a triggering event, we assess whether the estimated undiscounted cash flows expected from the use of the asset group and the residual value from the ultimate disposal of the asset group exceed the carrying value. Undiscounted cash flows expected from the use of assets and the residual value are estimated based on our judgment using industry experience and knowledge of historical transactions and operations. If the undiscounted cash flows are less than the carrying value of the asset, its fair value is measured relying primarily on a discounted cash flow method. If the carrying value exceeds the fair value, we reduce the carrying value to fair value and record an impairment loss in earnings. Fair values are estimated using discounting based on the applicable weighted average cost of capital, independent appraisals, quotes, or expected sales prices, as applicable. Changes in market conditions, the economic environment, and other factors can significantly impact these estimates. When an impairment loss is recognized for assets to be held and used, the adjusted carrying amounts of those assets are depreciated over their remaining useful life.
Impairments of property, plant, and equipment were $4 million, $35 million, and $2 million for the years ended December 31, 2025, 2024, and 2023, respectively. The 2024 charges primarily related to impairment of an entire warehouse in Kennewick, Washington due to a fire. In reviewing the factors of the Kennewick, Washington assets, the Company determined there were no undiscounted cash flows expected to be generated from the asset group after the fire damage, as such, it was impaired in full.
There were no material impairments of finite lived intangible assets in 2025 or 2023. During the fourth quarter of 2024, the Company identified two customer relationship assets in the Global Integrated Solutions segment which had higher customer attrition than previously expected, resulting in lower cash flow projections. We performed an impairment test of these assets, first by assessing the undiscounted cash flows of the relevant asset groups as compared to their carrying values, and then estimating the fair values of each asset group. As a result of this exercise, substantially all of the impairment within the asset groups was allocated to customer relationships, which employs the use of discounted future cash flows and requires key assumptions, including future revenue growth, attrition rates, discount rates, and remaining useful life. It was determined that both of the customer relationships assets’ fair values were below the carrying values within their respective asset groups, such that they were fully impaired. For the year ended December 31, 2024, the Company recorded a total impairment loss of $63 million on these two customer relationship finite lived intangible assets.
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

Goodwill
We evaluate the carrying value of goodwill annually as of October 1 or when events occur or circumstances change that would more likely than not indicate an impairment exists.
Goodwill is tested for impairment by assessing qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. Qualitative factors assessed include reporting units’ financial performance as compared to budget, macroeconomic conditions, labor and energy cost trends, changes in our common stock price, events significantly affecting the composition or carrying amounts of our reporting units, and other trends impacting fair values of our reporting units. If, after assessing the totality of events or circumstances, or based on management’s judgment, we determine it is more likely than not the fair value of a reporting unit is less than its carrying amount, a quantitative impairment test is performed.
2025 Impairment Testing
In 2025, the Company identified a triggering event during the third quarter due to the sale of Lineage Spain Transportation S.L.U. Accordingly, the Company performed an interim quantitative goodwill impairment test for the affected reporting unit within the Global Integrated Solutions segment.
Separately, in connection with the annual goodwill impairment test performed as of October 1, 2025, the Company performed a qualitative assessment and considered an increase in the risk-free interest rate and an overall market decline as negative factors. The Company determined that a further quantitative assessment was required for a reporting unit within the Global Warehousing segment with a low percentage by which the fair value exceeded carrying value based on its last assessment, which made it more susceptible to the impact of these adverse changes.
Based on the results of the quantitative assessments, we recorded goodwill impairments of $28 million in the third quarter of 2025 and $20 million in the fourth quarter of 2025.
For both the interim and annual quantitative assessments, the carrying value of each reporting unit included assets and liabilities attributable to their respective business operations and allocated goodwill as of the testing date. The fair value of each reporting unit was estimated using a combination of equally weighted income approach and market approach, specifically the discounted cash flow method and the guideline public company method. The estimated fair value calculated by the guideline public company method was within 4% and 6% of the estimated fair value calculated by the discounted cash flow method for the interim and annual test, respectively. Given the insignificant difference in the two methods, an equal weighting approach was determined to be the most appropriate in determining fair value, which is consistent with our policy and historical assessments. We utilized third-party valuation specialists and used industry accepted valuation models in calculating each reporting unit’s fair value estimate.
The income approach is based on discounted future cash flows and requires key assumptions, including the following:
•Future revenue growth: our analyses utilized an assumption of future growth based on industry forecasts, historical results, and existing long-term contracts. The long-term revenue growth assumption used in our model was 3.0% for both the interim and the annual test, which was consistent with the assumption used in the prior year model.
•EBITDA margin: our analyses utilized an assumption of future operating costs based on industry forecasts, historical results, operational focus of management, and market energy cost projections, assuming a slow, steady increase in our EBITDA margin.
•Capital requirements: we estimated future capital requirements based on current planned expansions, appropriation requests, and projected growth of existing operations included in the estimate of future revenue growth.
•Discount rates: we utilized a weighted average cost of capital (“WACC”) that considers the cost of capital and cost of debt, with inputs such as risk premiums, relevant comparable public companies’ debt and capital metrics, tax rates, risk-free interest rates, and other assumptions. Our selected WACC rate was 10.5% for the interim test and 8.0% for the annual test, both of which increased from the prior year models due to an increase in the risk-free rate.
The market approach is based on market EBITDA multiples and requires judgment in selection of comparable companies and appropriate multiples.

The following table highlights the sensitivities of the most critical assumptions used in our goodwill impairment tests:

Assumption	Sensitivity Change (1)	Interim Test Result (Reporting Unit within Global Integrated Solutions)	Annual Test Result (Reporting Unit within Global Warehousing)
Future revenue growth	0.5% decrease to long-term revenue growth	Approximately $7 million of additional impairment	Approximately $160 million of additional impairment
Discount rates	0.5% increase to WACC	Approximately $9 million of additional impairment	Approximately $195 million of additional impairment
Market EBITDA multiples	0.5 decrease to EBITDA Multiples	Approximately $8 million of additional impairment	Approximately $80 million of additional impairment

(1) Sensitivities were calculated in isolation and keeping all other assumptions constant. Under a full analysis, some assumptions would be interconnected and a change in one could result in changes in other assumptions and lead to different impacts than what is noted above.
If the market conditions deteriorate further, we do not achieve the projected revenue growth or operational efficiencies, our capital spend increases significantly from the estimated figures, or other notable changes in our business occur, it could result in a significantly higher estimated goodwill impairment in these reporting units or cause an impairment in our other reporting units.
2024 Impairment Testing
At our annual impairment testing date as of October 1, 2024, we assessed qualitative factors to determine if it is more likely than not that the fair value of each of our reporting units exceeded its carrying value. Based on the qualitative factors reviewed and given the intangible asset impairment identified in 2024, we determined to perform a quantitative assessment for two of our international reporting units. Carrying values of these reporting units included assets and liabilities attributable to their respective business operations and allocated goodwill. Based on a comparison of the fair values to carrying values, we determined that it was more likely than not the fair values of these two reporting units exceeded their carrying values. Fair values of these reporting units were estimated using a combination of equally weighted income approach and market approach. Key assumptions included future revenue growth, operating costs and profitability, capital requirements, discount rates, and market EBITDA multiples.
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
Subject to the recipient’s continued status as a service provider throughout the performance period, performance-based RSUs and LTIP Units vest based on the Company’s performance during an approximately three-year performance period, commencing on January 1st of the grant year (or the date of the IPO) and ending on December 31st of the third year (or, if earlier, the date on which a change in control of the Company occurs, if applicable).
The number of performance-based RSUs and LTIP Units that vest will range from 0% to 200% of the total number of performance-based shares granted, based on the attainment of the following metrics over the applicable performance period:
•Adjusted Funds from Operations per Share (“AFFO per share”);
•Same Warehouse NOI Growth (“SS NOI Growth”); and
•Total shareholder return (“TSR”) of Lineage, Inc. common stock relative to the MSCI US REIT Index for 2025 awards or S&P 500 Index for 2024 awards.
We measure performance-based RSUs and LTIP Units that comprise a TSR component at grant date fair values utilizing a Monte Carlo simulation to estimate the probability of the market vesting condition being satisfied. The Monte Carlo simulation approach was selected because it is one of the most commonly utilized methods to value stock-based compensation arrangements that contain a market condition and meets the fair-value-based measurement objective of ASC 718, Compensation-Stock Compensation. Thus, we believe the use of this methodology is consistent with U.S. GAAP and most consistent with other filers, providing greater comparability of our disclosures to other filers. The Company’s achievement of the market vesting condition is contingent on its Relative TSR over the performance period. For each simulated path, the TSR is calculated at the end of the performance period and determines the vesting percentage based on achievement of the performance target. The fair value of the performance-based RSUs and LTIP Units is the average discounted payout across all simulation paths. We forecast the likelihood of achieving the predefined performance condition targets in order to calculate the expected performance-based RSUs and LTIP Units that will become vested. We utilized third-party valuation specialists in calculating the fair values of our performance-based awards. Refer to Note 18, Stock-based compensation for the key assumptions used in the Monte Carlo simulation model.
We use internal forecasts to estimate the achievement of AFFO per share and SS NOI Growth metrics, which are uncertain and involve assumptions of future market conditions and customer demand. To estimate the AFFO per share metric, we also forecast the future number of shares outstanding at the end of each performance year, which involves management assumptions about capital-raising activities. The amount of expected performance-based RSUs and LTIP Units that will become vested is multiplied by the grant date fair value of the awards to arrive at the total expense for a given award. This expense is then recognized ratably over the performance period. If the performance conditions are deemed not probable of being achieved, the Company reverses previously recognized stock-based compensation expense in the period the probability determination is made. If the performance conditions are later deemed probable of being achieved, compensation cost will be recognized prospectively over the remaining service period.
Although we believe that the stock-based compensation expense recognized for the years ended 2025 and 2024 is representative of the cumulative ratable amortization of the grant-date fair value of unvested awards outstanding, changes to the estimate of performance-based awards which will ultimately become vested or estimates of the achievement of the market vesting condition utilized in the Monte Carlo simulation could produce materially different expense recognition and grant date fair values, respectively.
New Accounting Pronouncements
Refer to Note 1 to our consolidated financial statements included elsewhere in this Annual Report for more information regarding applicable new accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our future income and cash flows relevant to financial instruments are dependent upon prevalent market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates.
As of December 31, 2025, we had $2,565 million of variable-rate debt under our revolver and term loan agreements, primarily bearing interest at Adjusted SOFR of 3.9%, plus a margin of 77.5 basis points and 92.5 basis points for the revolver and term loan agreements, respectively (refer to Note 10, Debt to our consolidated financial statements for details of the entire balance by currency and rate). We have entered into interest rate hedges to effectively lock in the floating rates on $1,625 million of our variable-rate debt at a weighted average rate of 2.34% plus applicable margin. These hedges include swapping $500 million of borrowings under the Term Loan A to a weighted average fixed interest rate of 3.11% plus a margin of 92.5 basis points through February 2028 and 2% caps (plus a margin of 77.5 basis points) totaling $1,125 million on other variable-rate debt that expired in January 2026. As a result, our exposure to changes in interest rates as of December 31, 2025 primarily consists of our $1,021 million of unhedged variable rate debt. As of December 31, 2025, a 100 basis point increase in market interest rates would result in an increase in interest expense to service our variable-rate debt of approximately $10 million on an annualized basis. A 100 basis point decrease in market interest rates would result in a decrease in interest of approximately $10 million on an annualized basis.
During the year ended December 31, 2025, we executed forward-starting hedges which effectively lock in the floating rates on $750 million of borrowings under the Revolving Credit Facility to a weighted average fixed interest rate of 3.19% plus a margin of 77.5 basis points upon the expiration of the above-described hedges in January 2026. These forward-starting hedges will expire in February 2028. After the replacement of the hedges which expired in January 2026 with these forward-starting hedges, our unhedged variable rate debt increased by $375 million.
Foreign Currency Risk
We are exposed to foreign currency exchange variability related to investments in and earnings from our foreign subsidiaries, as the revenues and expenses of these subsidiaries are typically generated in the currencies of the countries in which they operate. Foreign currency market risk is the possibility that our results of operations or financial position could be better or worse than planned because of changes in foreign currency exchange rates. When the local currencies in these countries decline relative to our reporting currency, the U.S. dollar, our consolidated revenues, segment NOI margins, and net investment in properties and operations outside the United States decrease. The impact of currency fluctuations on our earnings is partially mitigated by the fact that most operating and other expenses are also incurred and paid in the local currency. The impact of devaluation or depreciating currency on an entity depends on the residual effect on the local economy and the ability of an entity to raise prices and/or reduce expenses. Due to our constantly changing currency exposure and the potential substantial volatility of currency exchange rates, we cannot predict the effect of exchange rate fluctuations on our business. As a result, changes in the relation of the currency of our international operations to U.S. dollars may also affect the book value of our assets and the amount of total equity. A hypothetical 10% decline in the period-end functional currencies of our foreign subsidiaries relative to the U.S. dollar would have resulted in a reduction in our total equity of approximately $310 million as of December 31, 2025.
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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Lineage, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheet of Lineage, Inc. and its subsidiaries (the "Company") as of December 31, 2025, and the related consolidated statements of operations and comprehensive income (loss), of redeemable noncontrolling interests and equity and of cash flows for the year then ended, including the related notes and schedule of real estate and accumulated depreciation as of December 31, 2025 listed in the accompanying index (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because a material weakness in internal control over financial reporting existed as of that date related to the Company not designing and maintaining effective information technology general controls for information systems that are relevant to the preparation of the Company’s consolidated financial statements, including ineffective controls over program change management and user access.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2025 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in management’s report referred to above. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audit of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Goodwill Impairment Assessments - Certain Reporting Units in the Global Integrated Solutions and Global Warehousing Segments
As described in Notes 1 and 6 to the consolidated financial statements, the Company’s goodwill balance for the Global Integrated Solutions and Global Warehousing segments as of December 31, 2025 was $628 million and $2,838 million, respectively. A portion of the goodwill from the Global Integrated Solutions and Global Warehousing segments is attributable to one individual reporting unit within each segment. Management evaluates the carrying value of goodwill each year as of October 1, or when events occur or circumstances change that would more likely than not that indicate an impairment exists, by performing a qualitative assessment of various factors to determine whether the existence of events or circumstances leads to a determination that it is more-likely-than-not that the fair value of the reporting unit is less than its carrying value. If, after assessing the totality of events or circumstances, or based on management’s judgment, it is determined it is more likely than not the fair value is less than its carrying amount, a quantitative assessment is performed. If the carrying amount is greater than the fair value, an impairment loss is recognized in an amount equal to the excess of carrying value over fair value. Management identified a triggering event during the third quarter and determined that the impacted reporting unit more likely than not had a fair value below its carrying value. Accordingly, management performed an interim quantitative goodwill impairment test for the affected reporting unit within the Global Integrated Solutions segment. Separately, in connection with the annual goodwill impairment test performed as of October 1, 2025, management determined that a quantitative assessment was required for a reporting unit within the Global Warehousing segment as it more likely than not had a fair value below its carrying value. For both the interim and annual quantitative assessments, management estimated the respective reporting unit’s fair value using an equally weighted income and market approach, specifically, the discounted cash flow and guideline public company methods. These analyses required significant judgments regarding projected long-term revenue growth, EBITDA (defined as earnings before interest, taxes, depreciation, and amortization) margins, capital requirements, and discount rates. Other inputs included market EBITDA multiples, which are based on publicly available data of similar companies. Based on the results of the quantitative assessments, a $28 million goodwill impairment was recorded in the third quarter related to a certain reporting unit in the Global Integrated Solutions segment and a $20 million goodwill impairment was recorded in the fourth quarter related to a certain reporting unit in the Global Warehousing segment.
The principal considerations for our determination that performing procedures relating to the goodwill impairment assessments for certain reporting units in the Global Integrated Solutions and Global Warehousing segments is a critical audit matter are (i) the significant judgment by management when developing the fair value estimates of the reporting units; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to projected long-term revenue growth, EBITDA margins, discount rates, and market EBITDA multiples; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessments, including controls over the valuation of a certain reporting unit in the Global Integrated Solutions segment and the valuation of a certain reporting unit in the Global Warehousing segment. These procedures also included, among others (i) testing management’s process for developing the fair value estimates of the reporting units; (ii) evaluating the appropriateness of the income and market approaches used by management; (iii) testing the completeness and accuracy of the underlying data used in the income and market approaches; and (iv) evaluating the reasonableness of the significant assumptions used by management related to projected long-term revenue growth, EBITDA margins, discount rates, and market EBITDA multiples. Evaluating management’s assumptions related to projected long-term revenue growth and EBITDA margins involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of each of the reporting units; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the income and market approaches and (ii) the reasonableness of the projected long-term revenue growth, discount rates, and market EBITDA multiples assumptions.

/s/ PricewaterhouseCoopers LLP
Detroit, Michigan
February 25, 2026
We have served as the Company’s auditor since 2025.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors
Lineage, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of Lineage, Inc. and subsidiaries (the Company) as of December 31, 2024, the related consolidated statements of operations and comprehensive income (loss), redeemable noncontrolling interests and equity, and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

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

/s/ KPMG LLP
We served as the Company’s auditor since 2020 to 2025.
Detroit, Michigan
February 26, 2025

LINEAGE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except par values)

	December 31,	December 31,
	2025	2024
Assets
Current assets:
Cash, cash equivalents, and restricted cash	$66	$175
Accounts receivable, net	896	826
Inventories	145	187
Prepaid expenses and other current assets	132	97
Total current assets	1,239	1,285
Non-current assets:
Property, plant, and equipment, net	11,338	10,627
Finance lease right-of-use assets, net	1,101	1,254
Operating lease right-of-use assets, net	616	627
Equity method investments	131	124
Goodwill	3,466	3,338
Other intangible assets, net	1,090	1,127
Other assets	204	279
Total assets	$19,185	$18,661
Liabilities, Redeemable Noncontrolling Interests, and Equity
Current liabilities:
Accounts payable and accrued liabilities	$1,331	$1,220
Accrued dividends and distributions	134	134
Deferred revenue	81	83
Current portion of long-term debt, net	2	56
Total current liabilities	1,548	1,493
Non-current liabilities:
Long-term finance lease obligations	1,216	1,249
Long-term operating lease obligations	599	605
Deferred income tax liability	303	304
Long-term debt, net	6,107	4,906
Other long-term liabilities	169	410
Total liabilities	9,942	8,967
Commitments and contingencies (Note 20)
Redeemable noncontrolling interests	7	43
Stockholders’ equity:
Common stock, $0.01 par value per share – 500 authorized shares; 227 issued and outstanding at December 31, 2025 and 228 issued and outstanding at December 31, 2024	2	2
Additional paid-in capital - common stock	10,780	10,764
Retained earnings (accumulated deficit)	(2,439)	(1,855)
Accumulated other comprehensive income (loss)	(97)	(273)
Total stockholders’ equity	8,246	8,638
Noncontrolling interests	990	1,013
Total equity	9,236	9,651
Total liabilities, redeemable noncontrolling interests, and equity	$19,185	$18,661
See accompanying notes to consolidated financial statements.

LINEAGE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in millions, except per share amounts)

	Year Ended December 31,
	2025	2024	2023
Net revenues	$5,355	$5,340	$5,342
Cost of operations	3,634	3,578	3,590
General and administrative expense	574	539	502
Depreciation expense	675	659	552
Amortization expense	220	217	208
Acquisition, transaction, and other expense	67	651	60
Goodwill impairment	48	—	—
Restructuring, impairment, and (gain) loss on disposals	(44)	57	32
Total operating expense	5,174	5,701	4,944
Income from operations	181	(361)	398
Other income (expense):
Equity income (loss), net of tax	(3)	(6)	(3)
Gain (loss) on foreign currency transactions, net	28	(25)	4
Interest expense, net	(268)	(430)	(490)
Gain (loss) on extinguishment of debt	(3)	(17)	—
Other nonoperating income (expense), net	(50)	(1)	(19)
Total other income (expense), net	(296)	(479)	(508)
Net income (loss) before income taxes	(115)	(840)	(110)
Income tax expense (benefit)	(2)	(89)	(14)
Net income (loss)	(113)	(751)	(96)
Less: Net income (loss) attributable to noncontrolling interests	(13)	(87)	(19)
Net income (loss) attributable to Lineage, Inc.	(100)	(664)	(77)

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on interest rate hedges and foreign currency hedges	(61)	(60)	(87)
Foreign currency translation adjustments	258	(207)	88
Comprehensive income (loss)	84	(1,018)	(95)
Less: Comprehensive income (loss) attributable to noncontrolling interests	8	(115)	(21)
Comprehensive income (loss) attributable to Lineage, Inc.	$76	$(903)	$(74)

Basic earnings (loss) per share	$(0.43)	$(3.70)	$(0.73)
Diluted earnings (loss) per share	$(0.43)	$(3.70)	$(0.73)

Weighted average common shares outstanding:
Basic	228	191	162
Diluted	228	191	162
See accompanying notes to consolidated financial statements.

LINEAGE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
(in millions, except per share amounts)

		Common Stock
	Redeemable noncontrolling interests	Number of shares	Par value	Additional paid-in capital	Series A preferred stock	Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total equity
Balance as of December 31, 2022	$298	160	$2	$5,915	$1	$(713)	$(37)	$641	$5,809
Common stock issuances, net of equity raise costs	—	2	—	142	—	—	—	—	142
Contributions from noncontrolling interests	—	—	—	3	—	—	—	2	5
Dividends ($0.55 per common share) and other distributions	—	—	—	—	—	(89)	—	(57)	(146)
Operating Partnership units issued in acquisitions	—	—	—	4	—	—	—	2	6
Stock-based compensation	—	—	—	15	—	—	—	11	26
Other comprehensive income (loss)	—	—	—	—	—	—	3	(2)	1
Sale of noncontrolling interests	—	—	—	—	—	—	—	(4)	(4)
Noncontrolling interests acquired in business combinations	7	—	—	—	—	—	—	—	—
Redemption of common stock	—	—	—	(12)	—	—	—	—	(12)
Redemption of units issued as stock compensation	—	—	—	(12)	—	—	—	(1)	(13)
Redemption of noncontrolling interest	—	—	—	(1)	—	—	—	—	(1)
Redeemable noncontrolling interest redemption value adjustment	44	—	—	(44)	—	—	—	—	(44)
Net income (loss)	—	—	—	—	—	(77)	—	(19)	(96)
Reallocation of noncontrolling interests	—	—	—	(49)	—	—	—	49	—
Balance as of December 31, 2023	$349	162	$2	$5,961	$1	$(879)	$(34)	$622	$5,673
See accompanying notes to consolidated financial statements.

LINEAGE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
(in millions, except per share amounts)

		Common Stock
	Redeemable noncontrolling interests	Number of shares	Par value	Additional paid-in capital	Series A preferred stock	Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total equity
Balance as of December 31, 2023	$349	162	$2	$5,961	$1	$(879)	$(34)	$622	$5,673
Common stock issuances, net of equity raise costs	—	65	—	4,874	—	—	—	—	4,874
Assumption of the Put Option liability	—	—	—	—	—	(103)	—	—	(103)
Dividends ($0.91 per common share) and other distributions ($0.91 per OP Unit and OPEU)	(1)	—	—	—	—	(209)	—	(50)	(259)
Stock-based compensation	—	2	—	176	—	—	—	39	215
Withholding of common stock for employee taxes	—	(1)	—	(46)	—	—	—	—	(46)
Other comprehensive income (loss)	—	—	—	—	—	—	(239)	(28)	(267)
Conversion of Management Profits Interests Class C units	—	—	—	(61)	—	—	—	61	—
Redemption of preferred shares and OPEUs	—	—	—	(46)	(1)	—	—	(29)	(76)
Reimbursement of Advance Distributions	—	—	—	—	—	—	—	198	198
Redemption of redeemable noncontrolling interests	(6)	—	—	—	—	—	—	—	—
Redemption of common stock	—	—	—	(42)	—	—	—	—	(42)
Reclassification of the Preference Shares	(229)	—	—	(22)	—	—	—	—	(22)
Issuance of OPEUs and settlement of Class D Units	—	—	—	114	—	—	—	73	187
Expiration of redemption option	(92)	—	—	65	—	—	—	27	92
Redeemable noncontrolling interest redemption value adjustment	23	—	—	(23)	—	—	—	—	(23)
Net income (loss)	(1)	—	—	—	—	(664)	—	(86)	(750)
Reallocation of noncontrolling interests	—	—	—	(186)	—	—	—	186	—
Balance as of December 31, 2024	$43	228	$2	$10,764	$—	$(1,855)	$(273)	$1,013	$9,651
See accompanying notes to consolidated financial statements.

LINEAGE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
(in millions, except per share amounts)

		Common Stock
	Redeemable noncontrolling interests	Number of shares	Par value	Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total equity
Balance as of December 31, 2024	$43	228	$2	$10,764	$(1,855)	$(273)	$1,013	$9,651
Dividends ($2.11 per common share) and other distributions ($2.11 per OP Unit and OPEU)	—	—	—	—	(484)	—	(55)	(539)
Stock-based compensation	—	1	—	78	—	—	48	126
Withholding of common stock for employee taxes	—	—	—	(12)	—	—	—	(12)
Other comprehensive income (loss)	—	—	—	—	—	176	21	197
Redemption of redeemable noncontrolling interests	(28)	—	—	—	—	—	—	—
Redemption of common stock	—	(2)	—	(82)	—	—	—	(82)
Expiration of redemption option	(6)	—	—	—	—	—	6	6
Redeemable noncontrolling interest redemption value adjustment	(2)	—	—	2	—	—	—	2
Net income (loss)	—	—	—	—	(100)	—	(13)	(113)
Reallocation of noncontrolling interests	—	—	—	20	—	—	(20)	—
OP Units reclassification	—	—	—	10	—	—	(10)	—
Balance as of December 31, 2025	$7	227	$2	$10,780	$(2,439)	$(97)	$990	$9,236
See accompanying notes to consolidated financial statements.

LINEAGE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income (loss)	$(113)	$(751)	$(96)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for credit losses	6	5	6
Impairment of long-lived assets and other intangible assets	4	98	9
Goodwill impairment	48	—	—
Gain on insurance recovery	(58)	(76)	—
Depreciation and amortization	895	876	760
(Gain) loss on extinguishment of debt, net	3	17	—
Amortization of deferred financing costs, discount, and above/below market debt	12	19	21
Stock-based compensation	126	215	26
(Gain) loss on foreign currency transactions, net	(28)	25	(4)
Deferred income tax	(16)	(105)	(58)
Put Options fair value adjustment	30	31	—
Proceeds from insurance recoveries - business interruption (see Note 20, Commitments and contingencies)	8	—	—
(Gain) loss on divestitures, net	52	—	21
(Gain) loss from sale of assets, net	(23)	10	10
Vesting of Class D interests (see Note 2, Capital structure and noncontrolling interests)	—	185	—
One-time Internalization expense to Bay Grove (see Note 2, Capital structure and noncontrolling interests)	—	200	—
Other operating activities	8	9	(1)
Changes in operating assets and liabilities (excluding effects of acquisitions):
Accounts receivable	(37)	64	43
Prepaid expenses, other assets, and other long-term liabilities	(11)	(29)	(12)
Inventories	(5)	(18)	8
Accounts payable and accrued liabilities and deferred revenue	40	(85)	51
Right-of-use assets and lease obligations	2	13	12
Net cash provided by operating activities	943	703	796
Cash flows from investing activities:
Acquisitions, net of cash acquired	(443)	(346)	(283)
Purchase of property, plant, and equipment	(747)	(691)	(766)
Proceeds from sale of assets	70	7	19
Proceeds from divestiture, net of cash	14	—	—
Proceeds from insurance recovery on impaired long-lived assets	51	105	—
Investments in Emergent Cold LatAm Holdings, LLC	(9)	(20)	(31)
Proceeds from repayment of notes by related parties	—	15	—
Other investing activity	(3)	11	(5)
Net cash used in investing activities	(1,067)	(919)	(1,066)
Cash flows from financing activities:
Capital contributions, net of equity raise costs	—	—	142
Dividends and other distributions	(537)	(234)	(46)
Redemption of redeemable noncontrolling interests	(28)	(6)	—
Repurchase of common shares for employee income taxes on stock-based compensation	(12)	(46)	—
Financing fees	(13)	(45)	—
Proceeds from long-term debt, net of discount	1,298	2,481	—
Repayments of long-term debt and finance leases	(231)	(7,112)	(96)
Payment of deferred and contingent consideration liabilities	(6)	(46)	(36)
Borrowings on Revolving Credit Facility	2,834	4,112	1,431
Repayments on Revolving Credit Facility	(3,060)	(3,512)	(1,216)
Settlement of Put Option liability	(144)	(27)	—
Issuance of common stock in IPO, net of equity raise costs	—	4,879	(6)
Redemption of units issued as stock compensation	—	(2)	(12)
Redemption of common stock	(82)	(42)	(12)
Redemption of OPEUs	—	(75)	—
Other financing activity	(5)	(5)	(13)
Net cash provided by financing activities	14	320	136
Impact of foreign exchange rates on cash, cash equivalents, and restricted cash	1	—	3
Net increase (decrease) in cash, cash equivalents, and restricted cash	(109)	104	(131)
Cash, cash equivalents, and restricted cash at the beginning of the period	175	71	202
Cash, cash equivalents, and restricted cash at the end of the period	$66	$175	$71

LINEAGE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2025	2024	2023
Supplemental disclosures of cash flow information:
Cash paid for taxes, net of refunds	$26	$36	$31
Cash paid for interest, net of capitalized interest	$299	$523	$594
Noncash activities:
Purchases of property, plant, and equipment in Accounts payable and accrued liabilities	$87	$118	$104
Accrued dividends, distributions, and dividend equivalents	$136	$135	$109
Assets acquired through exercise of a purchase option in a finance lease	$96	$—	$—
Net deferred and contingent consideration on acquisitions	$1	$12	$11
Issuance of Put Option liability	$—	$103	$—
Debt assumed on acquisitions	$—	$14	$3
Equity raise costs	$—	$6	$—
Equity issued on acquisitions	$—	$—	$6
Noncash capital contributions	$—	$—	$(3)
Noncash common stock issuances	$—	$1	$—
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
Lineage, Inc. together with its subsidiaries (individually or collectively as the context requires, the “Company”) is a global temperature-controlled warehouse REIT with a modern and strategically located network of temperature-controlled warehouses. The Company offers a broad range of essential warehousing services and integrated solutions for a variety of customers with complex requirements in the food supply chain. The Company's primary business is temperature-controlled warehousing, and the Company owns and operates a majority of its facilities. The Company provides customers with storage space, as well as handling and other warehousing services. The Company may rent to a customer an entire warehouse, a set amount of reserved space in a warehouse for a set term, or non-exclusive space in a warehouse pursuant to a storage agreement. In addition, the Company operates several critical and value-add temperature-controlled business lines within its integrated solutions business, including, among others, transportation and refrigerated rail car leasing. Lineage Logistics Holdings, LLC (“LLH”) is the Company’s principal operating subsidiary. Bay Grove Management Company, LLC (“Bay Grove Management”), an affiliate of Bay Grove Capital, provides LLH operating support pursuant to a transition services agreement. As of December 31, 2025, the majority of the outstanding common shares of the Company were held by BG Lineage Holdings, LLC, a Delaware limited liability company (“BGLH”). The Company is the general partner of Lineage OP, LP, formerly known as Lineage OP, LLC (“Lineage OP” or the “Operating Partnership”) and owns a controlling 90% financial interest in Lineage OP. Lineage OP holds all direct interests in LLH other than certain interests held by BG Maverick, LLC (“BG Maverick”).
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
On December 18, 2025, the Company filed with the SEC an automatic universal shelf registration statement on Form S-3. This registration allows the Company to issue an indeterminate amount of common stock, par value $0.01 per share, preferred stock, par value $0.01 per share, debt securities, and any other depositary shares, warrants, purchase contracts or units. The specifics of any future offering and its respective use of proceeds will be described in detail in a prospectus supplement at the time of such offering.
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
The Company consolidates a voting interest entity (“VOE”) in which it has a controlling financial interest and a variable interest entity (“VIE”) if it possesses both the power to direct the activities of the VIE that most significantly affect its economic performance, and (a) is obligated to absorb the losses that could be significant to the VIE or (b) holds the right to receive benefits from the VIE that could be significant to the VIE. As of December 31, 2025, the Company did not have any VIEs.

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
(e)Restricted cash
The Company has classified certain cash balances as restricted cash pursuant to workers’ compensation insurance policies and debt agreements. As of December 31, 2025 and December 31, 2024, restricted cash was $1 million and $2 million, respectively, and is presented in Cash, cash equivalents, and restricted cash in the consolidated balance sheets.
(f)Accounts receivable
Accounts receivable are recorded at the invoiced amount and are stated net of estimated allowances for credit losses. Management exercises judgment in establishing these allowances and considers the balance outstanding, payment history, current economic conditions, and other applicable customer-specific factors. The Company writes off receivables against the allowances after all reasonable collection efforts are exhausted. The Company’s allowance for accounts receivable was $10 million as of both December 31, 2025 and December 31, 2024.
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
All derivatives are recognized on the consolidated balance sheets at fair value and are generally reported gross, regardless of netting arrangements. For derivatives that qualify for hedge accounting, on the date the derivative contract is entered into, the Company designates the derivative as a hedge of the variability of cash flows attributable to a designated hedged risk (e.g., interest rate or foreign exchange risk). For derivatives designated as qualifying cash flow hedges, the gain or loss on the derivative and corresponding tax impact is recorded in Accumulated other comprehensive income (loss) and subsequently reclassified into earnings in the same period during which the hedged transaction affects earnings and within the same income statement line item as the earnings effect of the hedged item. Gains and losses on hedge components excluded from the assessment of effectiveness are recognized over the life of the hedge on a systematic and rational basis and are recorded in the same income statement line item as the hedged item.

LINEAGE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
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
(h)Inventories
Inventories consist of goods acquired for resale, which are stated at the lower of cost (determined generally on a first in, first out basis) or net realizable value.
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
The Company depreciates property, plant, and equipment to estimated salvage value primarily using the straight-line method over estimated useful lives. Certain properties subject to failed sale-leaseback financing obligations are depreciated on a straight-line basis over their remaining economic life.
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
(j)Business combinations
The Company accounts for its business combinations using the acquisition method of accounting, which requires allocation of the fair value of purchase consideration to the tangible and intangible assets acquired and liabilities assumed at their estimated fair values on the acquisition date. The excess of the fair value of purchase price consideration over the values of these identifiable assets and liabilities is recorded as goodwill. Transaction costs related to business combinations are recognized as expenses in the period they are incurred and recorded in Acquisition, transaction, and other expense.
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

LINEAGE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
subsequent adjustments are reflected in the consolidated statements of operations and comprehensive income (loss). Refer to Note 4, Business combinations, asset acquisitions, and divestitures for further detail.
(k)Goodwill and other intangible assets
Goodwill is recorded to the extent that the purchase price of an acquisition exceeds the fair value of the identifiable net assets acquired and is tested for impairment on an annual basis. Interim testing is performed more frequently if events or circumstances indicate that it is more-likely-than-not that a reporting unit’s fair value is below its carrying value.
The Company evaluates the carrying value of goodwill each year as of October 1, or when events occur or circumstances change that would more likely than not indicate an impairment exists, by performing a qualitative assessment of various factors to determine whether the existence of events or circumstances leads to a determination that it is more-likely-than-not that the fair value of the reporting unit is less than its carrying value. If, after assessing the totality of events or circumstances, or based on management’s judgment, the Company determines it is more likely than not the fair value is less than its carrying amount, a quantitative assessment is performed. The quantitative assessment includes estimation of the fair value of each reporting unit, using a combination of discounted cash flow method and the market approach based on market multiples. The estimated fair value is then compared to the reporting unit’s carrying amount. If the carrying amount is greater than the fair value, an impairment loss is recognized in an amount equal to the excess of carrying value over fair value.
All of the Company’s intangible assets included in the consolidated financial statements are definite-lived. Intangible assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment is recognized when estimated future cash flows expected to result from the use of the intangible asset are less than its carrying amount. When an impairment is identified, the carrying amount of the intangible asset is reduced to its estimated fair value. The Company amortizes intangible assets with definite lives in a pattern that reflects the expected consumption of related economic benefits or on a straight-line basis over the estimated economic lives.
(l)Asset acquisitions
Asset acquisitions involve the acquisition of an asset, or a group of assets, and may also involve the assumption of liabilities associated with an acquisition that does not meet the GAAP definition of a business. Asset acquisitions are accounted for by the Company using a cost accumulation model. Under the cost accumulation model, the cost of the acquisition, including direct transaction costs, is allocated to the assets acquired on the basis of relative fair values. If the Company previously leased the purchased asset, the difference between the right-of-use (“ROU”) asset and ROU liability at the purchase date adjusts the final amount capitalized.
(m)Investments in partially owned entities
The Company accounts for its investments in partially owned entities where the Company does not have a controlling interest but has significant influence using the equity method of accounting, under which the Company’s share of net income (loss) of the entity is recognized in income (loss) and presented in Equity method investments in the consolidated balance sheets. Allocations of profits and losses are made per the terms of the organizational documents.
The Company has interests in partially owned entities where the Company does not have a controlling interest or significant influence. These investments do not have readily determinable fair values, and the Company has elected the measurement alternative to measure these investments at cost less impairment, adjusted by observable price changes, with any fair value changes recognized in earnings. Refer to Note 13, Fair value measurements for additional information. As of December 31, 2025 and December 31, 2024, the carrying amount of these investments was $32 million and $29 million, respectively, and is presented in Other assets in the consolidated balance sheets.
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
Operating leases are expensed on a straight-line basis over the term of the lease and recorded within Cost of operations or General and administrative expense on the consolidated statements of operations and comprehensive income (loss), depending on the nature of the ROU asset. Finance lease liabilities are amortized using the effective interest method, with the expense recorded in Interest expense, net. In each period, the liability is increased to reflect the interest that is accrued on the related liability, offset by a decrease in the liability resulting from the periodic lease payments. The ROU asset for finance leases is amortized and recorded within Amortization expense on the consolidated statements of operations and comprehensive income (loss).
For all leases where the Company is the lessor, the Company evaluates the contract for classification as a sales-type, direct financing, or operating lease. The Company does not have any material sales-type leases. The Company has lessor arrangements with lease and non-lease components. Where the lease is determined to be the predominant component, the Company combines non-lease components that share the same pattern of transfer as the lease component (e.g., common area maintenance, utilities, storage services), and the combined component is accounted for under Accounting Standards Codification (“ASC”) 842, Leases. Certain contracts may also include non-lease components that are more variable in nature and do not share the same pattern of transfer as the lease component (e.g., handling and other accessorial service), and these non-lease components are accounted for under ASC 606, Revenue from Contracts with Customers. For operating leases, the Company assesses the probability of payment collection at commencement of the lease contract and subsequently recognizes lease income over the lease term on a straight-line basis. Changes in variable payments based on an index or rate are recorded in earnings in the period in which they become effective.
Property, plant, and equipment underlying lessor leases is included in Property, plant, and equipment, net on the consolidated balance sheets. The gross value and net value of these assets was $1,925 million and $1,609 million, respectively, as of December 31, 2025. The gross value and net value of these assets was $1,770 million and $1,493 million, respectively, as of December 31, 2024. Depreciation expense for such assets was $64 million, $66 million and $57 million for the years ended December 31, 2025, 2024, and 2023, respectively.
(o)Deferred financing costs
Deferred financing costs consist of loan fees and other financing costs related to the Company’s outstanding indebtedness and credit facility commitments and are amortized to interest expense using effective interest method, or on a straight‑line basis over the terms of the related debt or commitment, which approximates effective interest amortization. If a loan is refinanced or paid before its maturity, any unamortized deferred financing costs will generally be expensed unless specific rules are met that would allow for the carryover of such costs to the refinanced debt.

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
Common stock distributions paid by the Company to its stockholders are characterized for U.S. federal income tax purposes as ordinary income, qualified dividend, capital gains, non-taxable returns of capital, or a combination thereof. Common stock distributions that exceed the Company’s current and accumulated earnings and profits (calculated for tax purposes) constitute a return of capital rather than a dividend and generally reduce the basis that stockholders have in the common stock. During each year, the Company notifies shareholders of the taxability of the common stock distributions paid during the preceding year. The payment of common stock distributions is dependent upon the Company’s financial condition, operating results, and REIT distribution requirements. The composition of the Company’s distributions per common share for each tax year presented is as follows:

	2025	2024	2023
Ordinary income (1)	55%	—%	100%
Capital gain distribution	—%	—%	—%
Return of capital	45%	100%	—%
	100%	100%	100%

(1) Of the 2025 ordinary income, 7% is treated as qualified dividend, and 48% is treated as Section 199A dividend. Of the 2023 ordinary income, 8% is treated as qualified dividend.

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
•Global Integrated Solutions - This segment complements Global Warehousing with specialized cold-chain services. Revenues in this segment are generated primarily from transportation fees, and additionally include redistribution services, multi-vendor less-than-full-truckload consolidation, transportation brokerage, drayage services to and from ports, freight forwarding, rail transportation services, sales of prepared food, and e-commerce fulfillment services. Cost of operations in this segment primarily consists of third-party carrier charges, labor, fuel, rail and vehicle maintenance, and purchase of goods for resale.
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
(r)Revenue recognition
The Company has warehousing operations, which includes storage, ancillary services required to prepare and move customers’ pallets into, out of, and around the facilities, managed services, and other contract revenues. The Company receives variable consideration for the services rendered, comprised of per-unit pricing or time and materials pricing. Separate performance obligations arise for storage services, handling, case-picking, order assembly and load consolidation, quality control, re-packaging, government-approved storage and inspection, and other ancillary services. The Company’s performance obligations for these are satisfied over time as customers simultaneously receive and consume the benefits of the services. Some customer contracts contain a promise to provide a minimum commitment of warehousing services during a defined period. When the minimum volume commitment is substantive, the minimum commitment amount is deemed fixed consideration to be included in the transaction price. Any variable consideration related to storage renewals or incremental handling charges above stated minimums are allocated to the period in which services are performed. The Company charges its customers “inbound” and “outbound” product handling fees. Deferred revenue represent billings for storage services invoiced in advance and the outbound portion of product handling fees related to customer product inventory on hand as of period end, as the Company has not yet fulfilled the promise to provide such storage and outbound product handling services.
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
The Company receives lease revenues as the lessor for certain buildings and warehouses or identified space within a warehouse. Lease revenues are generally fixed over the duration of the contract, though some have variable rate escalators, and often lease contracts contain clauses permitting extension or termination. Lease incentives and options for purchase of the leased asset by the lessee are generally not offered. Lease revenue earned under operating lease agreements is recognized on a straight-line basis over the term of the leases. Variable lease payments are recognized in the period in which the related expenses are incurred.
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
The Company recognizes lease revenue for its insulated and refrigerated rail cars, which is recognized on a straight-line basis over the term of the lease agreement, with immaterial variable lease payments.
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
The Company generates revenues from the sale of frozen foods, where it procures and sells various food product to certain customers. A performance obligation is created when a customer submits a purchase order for the purchase of goods. Revenue is recognized at a point in time, when the performance obligation is satisfied, upon delivery of product.
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
For the years ended December 31, 2025, 2024, and 2023, no individual customer accounted for more than 10% of total revenue.
The difference in timing of revenue recognition, billings, and cash collections results in accounts receivable, unbilled receivables, and deferred revenue balances. Generally, the customer is billed no less frequently than on a monthly basis. However, the Company may bill and receive advances or deposits from customers, particularly on storage and handling services, before revenue is recognized, resulting in deferred revenue. These assets and liabilities are reported on the consolidated balance sheets at the end of each reporting period in Accounts receivable, net and Deferred revenue.
Refer to Note 3, Revenue for additional information.

LINEAGE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(s)Stock-based Compensation
The Company grants equity awards to certain eligible employees, consultants, and members of the Board. These include awards that vest over time and awards that vest based on time and achievement of specific Company and market performance criteria. The Company accounts for all awards under ASC 718, Compensation - Stock Compensation. Refer to Note 18, Stock-based compensation for additional details on each type of equity award granted, including terms and estimation methodologies.
(t)Acquisition, transaction, and other expense
Acquisition, transaction, and other expense includes costs associated with business transactions, whether consummated or not, such as advisory, legal, accounting, valuation, other professional or consulting fees, and integration costs. It also includes costs incurred in preparation for, or as a direct result of, Lineage, Inc. becoming a public company, legal and administrative costs associated with filing of other registration statements, and expenses incurred in connection with the coordinated settlement process that will occur for up to three years post-IPO for all legacy investors in BGLH. These costs are expensed as incurred. It also includes employee-related expenses associated with acquisitions, such as acquisition-related severance and consulting agreements.
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
(w)Accrued distributions
In order to maintain its qualification as a REIT, Lineage, Inc. must meet certain distribution requirements through a dividend declared to its stockholders. Prior to the IPO, when Lineage, Inc. paid its required dividend to its stockholders, Lineage OP also paid a corresponding pro-rata distribution to all its investors other than Lineage, Inc. (“Non-Company LPs”). Lineage OP was also required by its operating agreement to pay a quarterly distribution to BG Cold, LLC (“BG Cold”). Refer to Note 2, Capital structure and noncontrolling interests for details.
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

LINEAGE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(y)Recently adopted accounting pronouncements
In March 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-01, Compensation — Stock Compensation (Topic 718): Scope Application of Profits Interests and Similar Awards. This ASU clarifies the application of ASC 718, Compensation — Stock Compensation, to profits interests and similar instruments by providing illustrative examples of the proper accounting for such awards. The ASU does not contain changes to the application of the previously existing accounting guidance. The Company adopted this ASU on January 1, 2025. The adoption did not have an effect on the Company’s consolidated financial statements because the Company’s historical accounting for profits interests and similar instruments conforms to the clarified guidance.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU amends existing income tax disclosure guidance, primarily requiring more detailed disclosure for income taxes paid and the effective tax rate reconciliation. This ASU is effective for annual periods beginning after December 15, 2024 and interim periods beginning after December 15, 2025. The Company adopted this ASU on a prospective basis in the consolidated financial statements in this Annual Report. The adoption resulted in additional disclosures in Note 9, Income taxes.
(z)Recently issued accounting pronouncements not yet adopted
The following table provides a brief description of recent accounting pronouncements that could have a material effect on the Company’s consolidated financial statements.

Standard	Description	Date of Adoption	Effect on the Financial Statements or Other Significant Matters
ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses	This ASU enhances disclosures about a public business entity’s expenses and requires more detailed information about the types of expenses that are included in certain expense captions in the consolidated financial statements.	Annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027	The Company expects the adoption of this ASU will result in additional disclosures but will not impact its consolidated financial statements.
ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity	This ASU provides updated guidance on identifying the accounting acquirer when a business combination involves a variable interest entity that also meets the definition of a business, and the transaction is affected primarily by exchanging equity interests.	Annual and interim reporting periods beginning after December 15, 2026	The Company does not expect this ASU to have a material impact on its consolidated financial statements.
ASU 2025-04, Compensation—Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Clarifications to Share-Based Consideration Payable to a Customer	This ASU clarifies how to account for share-based payments under ASC 606 and ASC 718.	Annual and interim reporting periods beginning after December 15, 2026	The Company does not expect this ASU to have a material impact on its consolidated financial statements.

LINEAGE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Standard	Description	Date of Adoption	Effect on the Financial Statements or Other Significant Matters
ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software	This ASU provides updated guidance about criteria for capitalizing software costs and extends disclosure requirements in ASC 360-10 to all capitalized software costs.	Annual and interim reporting periods beginning after December 15, 2027	The Company is currently evaluating the impact this guidance will have on its consolidated financial statements.
ASU 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract
	This ASU provides updated guidance about the scope of derivative accounting under ASC 815, as well as clarifies how share-based noncash considerations from a customer should be accounted for.	Annual and interim reporting periods beginning after December 15, 2026	The Company is currently evaluating the impact this guidance will have on its consolidated financial statements.
ASU 2025-09, Derivatives and Hedging (Topic 815): Hedging Accounting Improvements	This ASU provides targeted improvements intended to enhance the application of hedge accounting, including expanded eligibility of forecasted transactions, additional flexibility in measuring hedge effectiveness, and clarifications related to hedging non-financial items.	Annual and interim reporting periods beginning after December 15, 2026	The Company is currently evaluating the impact this guidance will have on its consolidated financial statements.
ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities	This ASU provides recognition, measurement, presentation, and disclosure requirements for government grants, including guidance for grants related to an asset and grants related to income.	Annual and interim reporting periods beginning after December 15, 2028	The Company does not expect this ASU to have a material impact on its consolidated financial statements.
ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements	This ASU provides clarifications intended to improve the consistency and usability of interim disclosure requirements, including a comprehensive listing of required interim disclosures and a new disclosure principle for reporting material events occurring after the most recent annual period.	Annual and interim reporting periods beginning after December 15, 2027.	The Company is currently evaluating the impact this guidance will have on its consolidated financial statements.

LINEAGE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Standard	Description	Date of Adoption	Effect on the Financial Statements or Other Significant Matters
ASU 2025-12, Codification Improvements	This ASU provides targeted technical corrections and clarifications to improve the clarity and consistency of U.S. GAAP. The amendments do not change underlying accounting principles but are intended to resolve inconsistencies, clarify application, and enhance usability across multiple topics, including EPS, leases, credit losses, and revenue related receivables.	Annual and interim reporting periods beginning after December 15, 2026.	The Company is currently evaluating the impact this guidance will have on its consolidated financial statements.
(2)Capital structure and noncontrolling interests
Lineage, Inc. capital structure
(a)Common Stock
Lineage, Inc. has one class of common stock. Each share of common stock entitles the holder to one vote on matters submitted to a vote of the shareholders. Holders of common stock have the right to receive any dividend declared by the Company.
Lineage, Inc. is authorized to issue up to 500,000,000 common shares with a par value of $0.01 per share. As of December 31, 2025 and December 31, 2024, there were 226,967,652 and 228,191,656 common shares issued and outstanding, respectively.
The Company repurchased shares of its common stock as authorized by its Board of Directors (“Board”). Any repurchased shares are constructively retired and returned to an unissued status. The following table provides the number of shares repurchased, average price paid per share, and total amount paid for share repurchases. It excludes repurchases related to the withholding of common stock for employee taxes related to vested stock-based compensation arrangements and repurchases related to the settlement of a Put Option.

	Year Ended December 31,
	2025	2024	2023
Total number of shares repurchased	156,562	254,828	131,237
Average price paid per share	$35.99	$98.36	$94.24
Total consideration paid for share repurchases (in millions)	$6	$25	$12
(b)Series A Preferred stock
Prior to the IPO, Lineage, Inc. had issued 630 shares of preferred stock, $0.01 par value per share, designated as Series A Cumulative Non-Voting Preferred Stock of Lineage, Inc. (“Series A Preferred Stock”). Of these 630 shares, 505 were held by BGLH. During the year ended December 31, 2024, all shares of Series A Preferred Stock were redeemed in exchange for cash consideration of $1 million, which included accrued dividends through the redemption date. No shares of Series A Preferred Stock were outstanding as of December 31, 2025 or December 31, 2024.

LINEAGE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Operating Partnership capital structure
The Operating Partnership’s capital structure as of December 31, 2025 and December 31, 2024 was as follows:

	December 31, 2025	December 31, 2024
Partnership common units owned by Lineage, Inc.	226,967,652	228,191,656
Partnership common units owned by Non-Company LPs	698,915	984,089
Legacy Class A OP Units and Legacy Class B OP Units owned by Non-Company LPs	21,029,599	20,929,599
Redeemable Legacy Class A OP Units owned by Non-Company LPs	—	319,006
LTIP Units held by Non-Company LPs (1)	3,667,999	2,995,153
Total	252,364,165	253,419,503

(1) Balance includes 406,238 units granted under the Amended and Restated Lineage 2024 Incentive Award Plan which have vested but have not yet been converted into partnership common units.
Noncontrolling interest in the Operating Partnership relates to the interest in the Operating Partnership owned by investors other than Lineage, Inc. The Company accounts for the partnership common units, Legacy Class A OP Units, Legacy Class B OP Units (the Legacy Class A OP Units and Legacy Class B OP Units, together the “Legacy OP Units”), and LTIP Units based on their relative ownership percentage of the Operating Partnership. Each time the ownership percentage of the Operating Partnership held by Non-Company LPs and BG Cold changes, the Company records an adjustment to Noncontrolling interests with a corresponding adjustment in Additional paid-in capital - common stock to appropriately reflect the new ownership percentage and to reflect the Non-Company LPs’ and BG Cold’s share of all capital contributed to the Operating Partnership. All activity related to these interests is included within Noncontrolling interests in the consolidated balance sheets and consolidated statements of redeemable noncontrolling interests and equity. Prior to the IPO, Class A, Class B, and Class C units held by Non-Company LPs and BG Cold were similarly recorded based on their relative ownership percentages.
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
Partnership common units have certain redemption rights which enable the holders to cause the Operating Partnership to redeem their partnership common units in exchange for, at the Company’s option, cash per unit equal to the market price of the Company’s common shares at the time of the redemption or for the Company’s common shares on a one-for-one basis. The number of shares issuable upon exercise of the redemption rights will be adjusted upon the occurrence of share splits, mergers, or other share transactions which would have the effect of diluting the ownership interests of the holders of partnership common units. Such redemption rights generally may not be exercised until 14 months after the initial acquisition of the partnership common units, except for partnership common units obtained in exchange for the Legacy Class A OP Units, Legacy Class B OP Units, LTIP Units described below, and OPEUs described below, each of which have different holding periods. The Company may also redeem partnership common units in connection with a tender offer made at the Company’s option.

LINEAGE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
During the year ended December 31, 2025, 285,174 partnership common units held by Non-Company LPs, respectively, were exchanged for an equivalent number of shares of Lineage, Inc. common stock. No such units were exchanged during the year ended December 31, 2024.
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
BG Cold held all outstanding Class C units of the Operating Partnership. Class C units were reclassified into other interests in the Formation Transactions and their only claim on the underlying assets of the Operating Partnership was the following distributions. Class C units provided BG Cold the right to receive a percentage distribution (“Founders Equity Share”) upon certain distributions made to Non-Company LPs who held Class A units of the Operating Partnership. Class C units also received a distribution upon certain repurchases and redemptions of Class A units of the Operating Partnership held by Non-Company LPs. On a quarterly basis, BG Cold also received an advance distribution (“Advance Distribution”) against its future Founders Equity Share based on a formulaic amount of all capital contributed to the Operating Partnership after August 3, 2020. This Advance Distribution was an advance on the Class C Founders Equity Share to be paid upon the sale, redemption, liquidation of, or other distributions to, Class A units and would offset subsequent Class C unit Founders Equity Share distributions paid in conjunction with a hypothetical sale, redemption, liquidation, or other distribution.
BG Cold received a total of $26 million and $46 million in Advance Distributions during the years ended December 31, 2024 and 2023, respectively. Advance Distributions were only payable for the period through the date of the IPO.
Legacy OP Units are economically equivalent to partnership common units and hold the same voting rights. BG Lineage Holdings LHR, LLC serves as the representative of all Legacy OP Units (the “LHR”). As representative of the Legacy OP Units, the LHR is empowered to exercise the voting power for all Legacy OP Units. Legacy OP Units are generally not redeemable for cash or other consideration but can be reclassified into an equal number of partnership common units at any time at the discretion of the LHR, which serves as the representative of all Legacy OP Units. All Legacy OP Units must be reclassified into partnership common units prior to the third anniversary of the IPO. Once converted, the partnership common units that are obtained in the conversion of Legacy OP Units are immediately redeemable in exchange for, at the Company’s option, cash per unit equal to the market price of the Company’s common shares at the time of redemption or for the Company’s common shares on a one-for-one basis. Legacy Class A OP Units and Legacy Class B OP Units are similar in all material respects except with regard to the continuation of Founders Equity Share described below.
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

LINEAGE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
No Legacy OP Units were reclassified into partnership common units during the year ended December 31, 2025. During the year ended December 31, 2024, 984,103 Legacy OP Units were reclassified into partnership common units.
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
(f)Redeemable Noncontrolling Interests - Operating Partnership Units
Certain Operating Partnership units held by Non-Company LPs were redeemable at the greater of a fixed redemption amount or fair value if certain liquidation events did not occur. As of December 31, 2025, all such units have been redeemed. During each reporting period that the units were outstanding, the Company accreted the changes in the redemption value of the redeemable noncontrolling interest over the period of issuance to the earliest redemption date and recorded an adjustment if the accreted redemption value was greater than the ASC 810 carrying value. The Company’s adjustments were recorded to Additional paid-in capital - common stock in the consolidated balance sheets and consolidated statements of redeemable noncontrolling interests and equity because the Company was in an accumulated deficit position. These adjustments to equity are not a component of net income (loss), however, they are accounted for in the Company’s calculations of earnings (loss) per share (“EPS”) as disclosed in Note 22, Earnings (loss) per share.
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
Both the Class A units and the Legacy Class A-4 OP units held by the sellers of MTC Logistics before and after the Formation Transactions were accounted for as Redeemable noncontrolling interests in the consolidated

LINEAGE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
balance sheets and consolidated statements of redeemable noncontrolling interests and equity due to the put right held by the sellers. The required accretion adjustments related to these units included the impact of Founders Equity Share.
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
In connection with the acquisition of Cherry Hill Joliet, LLC, 279 Marquette Drive, LLC, Joliet Cold Storage, LLC, and Bolingbrook Cold Storage, LLC (collectively, “JCS”) in 2021, the Company issued 941,176 Class A units of the Operating Partnership with special redemption rights to the sellers of JCS. These units were accounted for as Redeemable noncontrolling interests in the consolidated balance sheets and consolidated statements of redeemable noncontrolling interests and equity due to the put right held by the sellers. On February 1, 2024, one of the holders of these units elected to exercise their redemption rights for 61,593 units in exchange for total proceeds of $6 million. As a result of the partial redemption, BG Cold received a distribution of $1 million in respect of Founders Equity Share. The holders waived their redemption rights for their remaining 879,583 units, and the units remained outstanding, which resulted in a reclassification of the redeemable noncontrolling interest to noncontrolling interest in the Operating Partnership. The difference between the carrying value of the redeemable noncontrolling interest and the ASC 810 carrying value for the remaining noncontrolling interest was recognized in Additional paid-in capital - common stock in the consolidated statements of redeemable noncontrolling interests and equity during the year ended December 31, 2024.
LLH Capital Structure
The Operating Partnership owns substantially all outstanding equity interests of LLH except for those held by BG Maverick. Prior to the IPO and Formation Transactions, LLH MGMT Profits, LLC (“LLH MGMT”) and LLH MGMT Profits II, LLC (“LLH MGMT II”) also held equity interests in LLH. The equity interests held by BG Maverick, LLH MGMT, and LLH MGMT II were accounted for as Noncontrolling interests in the consolidated balance sheets and consolidated statements of redeemable noncontrolling interests and equity.
(g)OPEUs and Class D Interests in LLH
Prior to the IPO and Formation Transactions, BG Maverick held all outstanding Class D units in LLH. Class D units in LLH were non-voting profits interests. In respect of these interests, BG Maverick was entitled to receive a formulaic annual amount of income and profits that was payable only in a liquidity event. The Company concluded that the Class D units in LLH held by BG Maverick did not have the substantive risks and rewards of equity ownership of LLH, and therefore did not represent a substantive class of equity in LLH and were not recorded as Noncontrolling interests in the consolidated balance sheets and consolidated statements of redeemable noncontrolling interests and equity. As the payment of the distribution in respect of Class D units in LLH was contingent upon the occurrence of a liquidity event that was not considered probable to occur, the Company did not record a liability for the amounts to be paid, in accordance with ASC 450, Contingencies. As a result of the IPO and Formation Transactions, the Class D units in LLH held by BG Maverick became payable. The Company recognized an expense of $185 million associated with the Class D interests in LLH during the year ended December 31, 2024. In addition, the previous operating services agreement between LLH and Bay Grove Management was terminated, and Bay Grove Management’s right to receive distributions in respect of Class D units in LLH was suspended in exchange for a one-time increase of $200 million (the “Internalization”). These amounts are included within Acquisition, transaction, and other expense in the consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2024.

LINEAGE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
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
In connection with the Formation Transactions, LLH repurchased 986,842 OPEUs from BG Maverick in exchange for cash proceeds of $75 million. The excess of this redemption payment over the carrying value of the OPEUs was recognized in Additional paid-in capital in the consolidated statements of redeemable noncontrolling interests and equity for the year ended December 31, 2024.
There were 1,461,148 OPEUs outstanding, which represents 0.6% ownership in LLH, as of both December 31, 2025 and 2024.
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
The Company accounted for Management Profits Interests Class C units held by LLH MGMT and LLH MGMT II based on the total value of all Management Profits Interests Class C units in a hypothetical liquidation of the Company. Under this method, the amounts of income and loss attributed to Management Profits Interests Class C units reflect the change in the amounts LLH MGMT and LLH MGMT II would hypothetically receive at each balance sheet date. This method assumes that the proceeds available for distribution would be equivalent to the equity of the Company. All activity related to Management Profits Interests Class C units is included within Noncontrolling interests in the consolidated statements of redeemable noncontrolling interests and equity.
In connection with the Formation Transactions, vested Management Profits Interests Class C units that had met the required value threshold were exchanged for Legacy Class B OP Units or shares of Company common stock. Unvested Management Profits Interests Class C units were terminated. The Company issued replacement awards for unvested Management Profits Interests Class C unit holders and certain vested Management Profits Interests Class C units that had not met required value thresholds under the 2024 Plan (as defined below) in the form of time-based restricted stock units (“RSUs”) and/or time-based LTIP Units, as further described in Note 18, Stock-based compensation. No Management Profits Interests Class C units remained outstanding as of December 31, 2025 or December 31, 2024. The noncontrolling interest previously recognized related to vested Management Profits Interest Class C units was reclassified into other forms of stockholders’ equity, as applicable, during the year ended December 31, 2024, with the difference between the carrying value of the Management Profits Interest Class C units and the Legacy Class B OP Units and shares of common stock recognized as an adjustment to Additional paid-in capital - common stock.
On certain occasions, the Company offered a repurchase opportunity for certain Management Profits Interests Class C units by offering cash settlement to repurchase units at their current fair market value. Certain Management Profits Interests Class C units were redeemed in exchange for a cash total of $13 million during

LINEAGE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
the year ended December 31, 2023. No such redemptions occurred during the years ended December 31, 2025 or December 31, 2024. In the consolidated statements of redeemable noncontrolling interests and equity, the carrying value of the redeemed units was recorded as a reduction of Noncontrolling interests, while the excess of the redemption payments over the carrying value of the redeemed units was recorded as a reduction of Additional paid-in capital - common stock.
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
(i)Noncontrolling Interests in Other Consolidated Subsidiaries
Noncontrolling interests in Other Consolidated Subsidiaries include entities other than the Operating Partnership in which the Company has a controlling interest but which are not wholly owned by the Company. Third parties own the following interests in the below Other Consolidated Subsidiaries:

	December 31, 2025	December 31, 2024
Cool Port Oakland Holdings, LLC	13.3%	13.3%
Lineage Jiuheng Logistics (HK) Group Company Ltd.	40.0%	40.0%
Kloosterboer BLG Coldstore GmbH (1)	49.0%	49.0%
Turvo India Pvt. Ltd.	1.0%	1.0%

(1) The Company and its joint venture partner agreed to wind down this entity over approximately the next year, which is not expected to have a material impact on the Company's consolidated financial statements.

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
On January 12, 2023, Lineage Logistics CC Holdings, LLC issued 123 preferred shares in order to become a REIT subsidiary. The Company’s REIT subsidiaries had an aggregate amount of 373 Series A Preferred shares held by third parties outstanding as of both December 31, 2025 and December 31, 2024.
(j)Convertible Redeemable Noncontrolling Interests - Kloosterboer Preference Shares
In 2021, the Company issued non-voting preferred equity instruments (“Preference Shares”) to the seller (the “Co-Investor”) in connection with the Company’s acquisition of Kloosterboer Group B.V. and its subsidiaries (“Kloosterboer”). As of both December 31, 2025 and December 31, 2024, there were 2,214,553 Preference Shares outstanding. Upon completion of the IPO, the Preference Shares were reclassified in the consolidated balance sheets from Redeemable noncontrolling interests to Other long-term liabilities based on the fair value of the liability at the time of reclassification. See Note 17, Other long-term liabilities for their carrying value. During the years ended December 31, 2024 and 2023, the Company recorded net redeemable noncontrolling interest adjustments, representing the effect of foreign currency on the carrying amount and accrued dividends payable. A portion of the net redeemable noncontrolling interest adjustments during the year ended December 31, 2024 represent the adjustments for the period prior to the IPO.

LINEAGE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(k)Redeemable Noncontrolling Interests - Operating Subsidiaries
In August 2023, the Company acquired a 75.0% ownership in Ha Noi Steel Pipe Joint Stock Company (“SK Logistics”). On each of September 30, 2025 and September 30, 2026, the noncontrolling shareholders have the right to sell the remaining 25.0% of SK Logistics to the Company at a formulaic price based on certain financial metrics of SK Logistics in the preceding calendar year. This right expires, if not exercised, on September 30, 2026. In November 2025, the Company entered into an agreement to purchase the noncontrolling shareholders’ shares in SK Logistics. The agreement is expected to close in 2026, subject to regulatory approvals. Until then, the noncontrolling shareholders’ interest remains redeemable.
The noncontrolling shareholders’ interests in SK Logistics are presented within Redeemable noncontrolling interests in the consolidated balance sheets and consolidated statements of redeemable noncontrolling interests and equity. The Company accretes the changes in the redemption value of the redeemable noncontrolling interests over the period of issuance to the earliest redemption date and, if necessary, records an adjustment to the redeemable noncontrolling interests. The Company’s adjustments are recorded to Additional paid-in capital - common stock in the consolidated balance sheets and consolidated statements of redeemable noncontrolling interests and equity. In accordance with ASC 810, the value is adjusted to reflect the lower of the redemption value or the ASC 810 value, which represents the floor. During the year ended December 31, 2025, previously recorded accretion of $4 million was reversed to reflect a decline in redemption value to its ASC 810 value.
Below is a summary of all activity for the Company’s redeemable noncontrolling interests during the years ended December 31, 2025, 2024, and 2023, which are discussed in further detail above.

(in millions)	Redeemable Noncontrolling Interests - Operating Partnership Units	Convertible Redeemable Noncontrolling Interests - Preference Shares	Redeemable Noncontrolling Interest - Operating Subsidiaries	Total Redeemable Noncontrolling Interests
Balance as of December 31, 2022	$85	$213	$—	$298
Noncontrolling interests acquired in business combinations	—	—	7	7
Redeemable noncontrolling interest redemption value adjustment	35	8	1	44
Balance as of December 31, 2023	120	221	8	349
Distributions	(1)	—	—	(1)
Reclassification of the Preference Shares	—	(229)	—	(229)
Redemption of redeemable noncontrolling interests	(6)	—	—	(6)
Expiration of redemption option	(92)	—	—	(92)
Redeemable noncontrolling interest redemption value adjustment	12	8	3	23
Net income (loss)	(1)	—	—	(1)
Balance as of December 31, 2024	32	—	11	43
Redemption of redeemable noncontrolling interests	(28)	—	—	(28)
Expiration of redemption option	(6)	—	—	(6)
Redeemable noncontrolling interest redemption value adjustment	2	—	(4)	(2)
Balance as of December 31, 2025	$—	$—	$7	$7

LINEAGE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Below is a summary of all activity for the Company’s noncontrolling interests during the years ended December 31, 2025, 2024, and 2023, which are discussed in further detail above.

(in millions)	Operating Partnership Units	Noncontrolling Interests in Other Consolidated Subsidiaries	Management Profits Interests Class C Units	Noncontrolling Interest in Other Consolidated Subsidiaries - OPEU	Total Noncontrolling Interests
Balance as of December 31, 2022	$608	$21	$12	$—	$641
Contributions from noncontrolling interests	2	—	—	—	2
Distributions	(56)	(1)	—	—	(57)
Operating Partnership units issued in acquisitions	2	—	—	—	2
Stock-based compensation	—	—	11	—	11
Other comprehensive income (loss)	(2)	—	—	—	(2)
Sale of noncontrolling interests	—	(4)	—	—	(4)
Redemption of units issued as stock compensation	—	—	(1)	—	(1)
Net income (loss)	(5)	(1)	(13)	—	(19)
Reallocation of noncontrolling interests	49	—	—	—	49
Balance as of December 31, 2023	598	15	9	—	622
Distributions ($0.91 per OP Unit and OPEU)	(47)	(1)	—	(2)	(50)
Stock-based compensation	35	—	4	—	39
Other comprehensive income (loss)	(27)	—	—	(1)	(28)
Conversion of Management Profits Interests Class C units	66	—	(5)	—	61
Redemption of preferred shares and OPEUs	—	—	—	(29)	(29)
Reimbursement of Advance Distributions	198	—	—	—	198
Issuance of OPEUs and settlement of Class D Units	—	—	—	73	73
Expiration of redemption option	27	—	—	—	27
Net income (loss)	(75)	—	(8)	(3)	(86)
Reallocation of noncontrolling interests	169	—	—	17	186
Balance as of December 31, 2024	944	14	—	55	1,013
Distributions ($2.11 per OP Unit and OPEU)	(51)	(1)	—	(3)	(55)
Stock-based compensation	48	—	—	—	48
Other comprehensive income (loss)	20	—	—	1	21
Expiration of redemption option	6	—	—	—	6
Net income (loss)	(12)	(1)	—	—	(13)
Reallocation of noncontrolling interests	(20)	—	—	—	(20)
OP Units reclassification	(10)	—	—	—	(10)
Balance as of December 31, 2025	$925	$12	$—	$53	$990
In the tables above, for the period after the IPO and Formation Transactions, Operating Partnership Units include Partnership common units, Legacy OP Units, and LTIP Units held by Non-Company LPs. For the period before the IPO and Formation Transactions, Operating Partnership Units include Class A, Class B, and Class C units of the Operating Partnership held by Non-Company LPs and BG Cold.

LINEAGE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Dividends and Distributions
The following table summarizes dividends declared to common stockholders during the years ended December 31, 2025 and 2024.

Quarter Ended	Record Date	Payment Date	Dividend per Common Share	Dividend Payment (in millions)
September 30, 2024 (1)	September 30, 2024	October 21, 2024	$0.38	$87
December 31, 2024	December 31, 2024	January 21, 2025	$0.5275	$120
March 31, 2025	March 31, 2025	April 21, 2025	$0.5275	$120
June 30, 2025	June 30, 2025	July 21, 2025	$0.5275	$121
September 30, 2025	September 30, 2025	October 21, 2025	$0.5275	$120
December 31, 2025	December 31, 2025	January 21, 2026	$0.5275	$120

(1) The dividend is prorated for the period commencing on July 26, 2024, the date the Company’s initial public offering was consummated, and ending on September 30, 2024.
Concurrently with the declaration of the dividend on common stock, Lineage, Inc., as general partner of the Operating Partnership, authorized the Operating Partnership to make distributions to the holders of partnership common units, Legacy OP Units, and LTIP Units. The Operating Partnership also makes tax payments on behalf of its partners, which constitute additional insignificant distributions. The Operating Partnership, as managing member of LLH, authorized LLH to make distributions to the Operating Partnership and to the holders of OPEUs. Additionally, RSUs accrue dividend equivalents as the Company declares dividends on its common stock, and upon the vesting of the RSUs, the plan participant receives the dividend payment.
In the consolidated balance sheets as of December 31, 2025 and December 31, 2024, all unpaid dividend and distribution amounts which will be paid within one year are included in Accrued dividends and distributions, and all unpaid dividend and distribution amounts which will be paid in more than one year are included within Other long-term liabilities. The only amounts which will be payable in more than one year are those payable with respect to dividend equivalents for RSUs which vest in more than one year.
Put Options
In connection with the Formation Transactions, the Company executed a put option agreement, which provided special redemption rights and top-up rights, each as defined below, that mirrored the rights of certain classes of BGLH equity interests (the “Put Options”). Pursuant to the Put Options, BGLH had the right to either:
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
The Company assessed the Put Options as freestanding financial instruments which were classified as liabilities under ASC 480, because the Put Options represented written put options on the Company’s common stock which could be net cash settled or net share settled. Upon the execution of the put option agreement, the Company recorded liabilities for the Put Options based on fair value, with an offsetting charge to Retained earnings (accumulated deficit) in the consolidated balance sheets and consolidated statements of redeemable noncontrolling interests and equity during the year ended

LINEAGE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024. The associated liabilities were recorded in Accounts payable and accrued liabilities in the consolidated balance sheets.
The Company calculated the fair value of the Put Options utilizing a Monte Carlo simulation to estimate the ultimate Company obligation during the Put Option Exercise Window. For each simulated path, the market price of the shares of the Company’s common stock relative to the contractual guaranteed minimum price was estimated during the Put Option Exercise Window, which determined the Company’s obligation under each Put Option. The fair value of the Put Options was the average discounted obligation across all simulation paths. The Company remeasured this liability at fair value on a recurring basis until settlement, and adjustments to the fair value were recorded within Acquisition, transaction, and other expense in the consolidated statements of operations and comprehensive income (loss). The following table includes a rollforward of the Put Options classified as Level 3 in the fair value hierarchy.

(in millions)	Put Options
Balance as of December 31, 2023	$—
Issuance of Put Options	103
Fair value adjustments	31
Settlement of Put Options	(27)
Balance as of December 31, 2024	107
Fair value adjustments	31
Unrealized foreign currency translation adjustment	6
Reclassification out of Level 3	(144)
Balance as of December 31, 2025	$—
All of the Put Options have been exercised and settled as of December 31, 2025, as outlined below by Exercise Window.

(in millions, except number of shares)	Settlement Date	Shares exercised	Repurchase of Shares	Top-Up	Excess Above Fair Value	Total Payment
September 1, 2024 to October 16, 2024	11/4/2024	250,675	$17	$1	$9	$27
November 1, 2024 to December 16, 2024	12/18/2024	—	—	17	—	17
June 1, 2025 to June 6, 2025	8/5/2025	616,022	28	—	50	78
September 1, 2025 to September 8, 2025	11/7/2025	1,058,328	44	—	80	124
October 3, 2025 to October 10, 2025	12/19/2025	111,713	4	—	14	18
Total		2,036,738	$93	$18	$153	$264
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

LINEAGE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(3)Revenue
The following table disaggregates the Company’s net revenues by major stream and reportable segment.

	Year Ended December 31,
(in millions)	2025	2024	2023
Warehousing operations	$3,472	$3,477	$3,471
Warehouse lease revenues	284	271	259
Managed services	174	119	97
Other	20	20	30
Total Global Warehousing	3,950	3,887	3,857

Transportation	717	797	859
Food sales	199	208	229
Redistribution revenues	225	206	193
E-commerce and other	177	167	130
Railcar lease revenues	87	75	74
Total Global Integrated Solutions	1,405	1,453	1,485
Total net revenues	$5,355	$5,340	$5,342
The Company has no material warranties or obligations for allowances, refunds, or other similar obligations. As a practical expedient, the Company does not assess whether a contract has a significant financing component, as the period between the transfer of service to the customer and the receipt of customer payment is less than a year.
As of December 31, 2025, the Company had $1,517 million of remaining unsatisfied performance obligations from contracts with customers subject to a non-cancellable term and within contracts that have an original expected duration exceeding one year. These obligations also do not include variable consideration beyond the non-cancellable term, which is fully constrained because the amount cannot be reasonably estimated. The Company expects to recognize 20.8% of these remaining performance obligations as revenue over the next 12 months and the remaining 79.2% to be recognized over a weighted average period of 9.4 years through 2043.
Accounts receivable balances related to contracts with customers were $785 million and $719 million as of December 31, 2025 and December 31, 2024, respectively.
Deferred revenue balances related to contracts with customers were $80 million and $81 million as of December 31, 2025 and December 31, 2024, respectively. Substantially all revenue that was included in the deferred revenue balance at the beginning of 2025 and 2024 has been recognized as of December 31, 2025 and 2024, respectively, and represents revenue from the satisfaction of storage and handling services billed in advance.

LINEAGE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Future minimum lease payments under operating leases, including railcar leases and subleases, with original terms in excess of one year to be received from customers for each of the next five years and thereafter are as follows (in millions):

Year ending December 31:
2026	$256
2027	214
2028	178
2029	149
2030	130
2031 and thereafter	660
Total	$1,587
(4)Business combinations, asset acquisitions, and divestitures
2025 Business Combinations
The acquisitions described below took place during the year ended December 31, 2025. The initial accounting for these business combinations has been completed on a preliminary basis. The primary areas of acquisition accounting that are not yet finalized relate to the valuation of all acquired real estate assets, intangible assets, and related income tax assets and liabilities and opening net working capital. The Company’s estimates and assumptions are subject to change during the measurement period, not to exceed one year from the acquisition date, and actual values may materially differ from the preliminary estimates. There were no material measurement period adjustments during the year ended December 31, 2025. The Company’s consolidated statements of operations and comprehensive income (loss), redeemable noncontrolling interests and equity, and cash flows include the results of operations for these acquired businesses since the date of acquisition, which were not material. Pro forma results of operations have not been presented because those effects of 2025 acquisitions, individually and in the aggregate, were not material to the Company’s consolidated results of operations.

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
(b)Other
During the year ended December 31, 2025, the Company completed other business combinations to expand the Company’s growth and strengthen the Company’s warehousing network in Canada and Norway. The goodwill associated with these acquisitions is primarily attributable to the synergies and strategic benefits provided by the expansion of the Company’s offerings in those regions and was allocated to the Company’s Global Warehousing segment.
2025 Real Estate Acquisitions
(a)Houston, Texas purchase option
On September 27, 2024, the Company provided notice to the lessor of its intention to exercise a purchase option contained in the lease agreement. The purchase option was executed in April 2025 for $90 million.

LINEAGE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(b)Tyson Foods
In April 2025, the Company entered into an agreement to acquire four cold storage warehouses and other related assets from Tyson Foods for $256 million in cash, which closed on June 2, 2025. Additionally, concurrently with the closing of this transaction, the Company entered into an agreement to design, build, and operate two fully automated cold storage warehouses, with Tyson Foods as the anchor customer. The expected cost to construct these new warehouses is included in the estimated construction commitments amount disclosed in Note 20, Commitments and contingencies.
2025 Divestiture
(a)Spain Transportation
On August 29, 2025, the Company, as part of its continued focus on profitability, divested Lineage Spain Transportation S.L.U. (“Spain Transportation”), which represented substantially all of the Company’s transportation business in Spain. The sale included immaterial cash consideration and certain contingent consideration, which was settled in December 2025 for $7 million. Spain Transportation provides international food transport services covering Belgium, France, Germany, Italy, the Netherlands, Portugal, and the United Kingdom, and was included in the Integrated Solutions segment. The Company recorded a loss on the divestiture of $55 million during the year ended December 31, 2025 included in Other nonoperating income (expense), net in the consolidated statements of operations and comprehensive income (loss).
2024 Business Combinations
The acquisitions described below took place during the year ended December 31, 2024. All accounting for these business combinations is final. There were no material measurement period adjustments during the year ended December 31, 2025. The Company’s consolidated statements of operations and comprehensive income (loss), redeemable noncontrolling interests and equity, and cash flows include the results of operations for these acquired businesses since the date of acquisition for the years ended December 31, 2025 and 2024. Pro forma results of operations have not been presented because those effects of 2024 acquisitions, individually and in the aggregate, were not material to the Company’s consolidated results of operations.

LINEAGE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The following table summarizes the total consideration and the estimated fair value of the assets acquired and liabilities assumed for business combinations made by the Company during the year ended December 31, 2024, inclusive of any measurement period adjustments.

(in millions)	ColdPoint Logistics	Other (1)
Fair value of consideration transferred
Cash consideration	$224	$110
Contingent consideration	—	12
Total consideration	$224	$122

Recognized amounts of identifiable assets acquired and liabilities assumed
Cash and cash equivalents	$—	$2
Accounts receivable, net, prepaid expenses, and other current assets	8	7
Property, plant, and equipment	160	96
Right-of-use assets and other non-current assets	—	13
Customer relationships (included in other intangibles)	41	26
Accounts payable, accrued liabilities, and other current liabilities	(5)	(6)
Lease obligations and other non-current liabilities	—	(13)
Deferred income tax liabilities	—	(23)
Long-term debt	—	(14)
Total identified net assets	$204	$88

Goodwill	$20	$34

(1) The measurement period adjustments were primarily related to property, plant, and equipment and goodwill and were not material.
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
2023 Business Combinations
The acquisitions described below took place during the year ended December 31, 2023. All accounting for these acquisitions is final. The consolidated statements of operations and comprehensive income (loss), redeemable noncontrolling interests and equity, and cash flows include the results of operations for these acquired businesses since the date of acquisition for the years ended December 31, 2025, 2024, and 2023. Pro forma results of operations have not been presented because the effects of 2023 acquisitions, individually and in the aggregate, were not material to the Company’s consolidated results of operations.
The following table summarizes the total consideration and the estimated fair value of the assets acquired and liabilities assumed for business combinations made by the Company during the year ended December 31, 2023, inclusive of any measurement period adjustments.

(in millions)	Burris	NOVA Coldstore Corp.	Other
Fair value of consideration transferred
Cash consideration	$148	$80	$39
Deferred cash consideration	—	—	14
Issuance of equity	—	6	—
Contingent consideration	—	—	2
Total	$148	$86	$55

Total identified net assets acquired	$144	$64	$30

Goodwill	$4	$22	$25
(a)Burris
On October 2, 2023, the Company acquired all of the outstanding equity of certain subsidiaries from Burris Logistics, as well as certain facilities and related assets (collectively, “Burris”) through an asset purchase agreement. The Burris assets include eight warehouses in Lakeland, Florida; Jacksonville, Florida; McDonough, Georgia; Edmond, Oklahoma; New Castle, Delaware; Waukesha, Wisconsin; and Federalsburg, Maryland. These facilities provide a mix of temperature-controlled warehousing services and e-commerce fulfillment.
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
Updates Relating to Prior Period Acquisitions
(a)On August 2, 2022, the Company acquired all the outstanding equity interests of VersaCold GP Inc., 1309266 BC ULC and VersaCold Acquireco, L.P. and its subsidiaries, including the operating entity VersaCold Logistics Services (collectively “VersaCold”). Included in cash consideration transferred was a liability assumed by the Company to be paid to the Canadian Revenue Agency (“CRA”) on behalf of the sellers. During the years ended December 31, 2025 and 2024, the Company paid $3 million and $37 million to the CRA, respectively. None was paid during the year ended December 31, 2023. The amount owed to the CRA was $1 million and $4 million as of December 31, 2025 and December 31, 2024, respectively, and is presented in Accounts payable and accrued liabilities in the consolidated balance sheets.

LINEAGE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(5)Property, plant, and equipment
Property, plant, and equipment, net consists of the following:

(in millions)	December 31, 2025	December 31, 2024	Estimated Useful Life (Years)
Buildings, building improvements, and refrigeration equipment	$9,601	$8,759	5 — 40
Land and land improvements	1,683	1,530	15 — Indefinite
Machinery and equipment	1,732	1,578	3 — 20
Railcars	540	549	5 — 50
Furniture, fixtures, equipment, and software	753	669	3 — 7
Gross property, plant, and equipment	14,309	13,085
Less: Accumulated depreciation	(3,544)	(2,854)
Construction in progress	573	396
Property, plant, and equipment, net	$11,338	$10,627
For the years ended December 31, 2025, 2024 and 2023, the Company recorded impairment charges related to property, plant, and equipment of $4 million, $35 million and $2 million, respectively. Of the 2024 impairment charges, $25 million was related to losses from the warehouse fire in Kennewick, Washington (refer to Note 20, Commitments and contingencies for details).
In December 2025, the Company sold a building and certain related assets in the U.S. for $60 million and recognized a gain on sale of $27 million.
Impairment charges and the gain on sale of assets are included in Restructuring, impairment, and (gain) loss on disposals in the consolidated statements of operations and comprehensive income (loss).

LINEAGE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(6)Goodwill and other intangible assets, net
Goodwill
Changes in the carrying amount of goodwill for each reportable segment for the years ended December 31, 2025 and 2024 are as follows:

(in millions)	Global Warehousing	Global Integrated Solutions	Total
Balance as of December 31, 2023	$2,750	$644	$3,394
Goodwill acquired (1)	60	4	64
Measurement period adjustments	(10)	(1)	(11)
Foreign currency translation	(96)	(13)	(109)
Balance as of December 31, 2024	2,704	634	3,338
Goodwill acquired (1)	11	—	11
Measurement period adjustments (2)	4	—	4
Impairment	(20)	(28)	(48)
Foreign currency translation and other	139	22	161
Balance as of December 31, 2025	$2,838	$628	$3,466

(1) See Note 4, Business combinations, asset acquisitions, and divestitures for details.
(2) Primarily related to BCS and ColdPoint Logistics.
Goodwill is tested for impairment on an annual basis as of October 1 consisting of a qualitative assessment on all reporting units considering factors such as market conditions, valuations of recent business combinations of the Company, and internal forecasts. Interim testing is performed if events or circumstances indicate that it is more‑likely‑than‑not that a reporting unit’s fair value is below its carrying amount.
2025 Impairment Testing (Interim and Annual)
In 2025, the Company identified a triggering event during the third quarter due to the sale of Spain Transportation (see Note 4, Business combinations, asset acquisitions, and divestitures). The Company determined that the impacted reporting unit more likely than not had a fair value below its carrying value. Accordingly, the Company performed an interim quantitative goodwill impairment test for the affected reporting unit within the Global Integrated Solutions segment.
Separately, in connection with the annual goodwill impairment test performed as of October 1, 2025, after considering an increase in the risk free interest rate and overall market decline, the Company determined that a quantitative assessment was required for a reporting unit within the Global Warehousing segment with a low percentage by which the fair value exceeded carrying value based on its last assessment, which made it more susceptible to the impact of these adverse changes, as it more likely than not had a fair value below its carrying value.
For both the interim and annual quantitative assessments, fair value was estimated using an equally weighted income and market approach, specifically, the discounted cash flow method and the guideline public company method. The Company utilized third-party valuation specialists and used industry accepted valuation models in calculating each reporting unit’s fair value estimate. These analyses required significant judgments regarding projected long‑term revenue growth, EBITDA (defined as earnings before interest, taxes, depreciation, and amortization) margins, capital requirements, and discount rates, all of which represent Level 3 unobservable inputs in the fair value hierarchy. Other inputs included market EBITDA multiples, which are based on publicly available data of similar companies. Significant increases or decreases in these projections, which have a net impact on the estimated cash flows, would have resulted in significantly lower or higher fair value measurement.

LINEAGE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Based on the results of the quantitative assessments, the Company recorded goodwill impairments of $28 million in the third quarter of 2025 and $20 million in the fourth quarter of 2025, which are presented in Goodwill impairment on the consolidated statements of operations and comprehensive income (loss). The remaining carrying values of goodwill for the reporting unit within the Global Integrated Solutions segment and the reporting unit within the Global Warehousing segment were $130 million and $1,257 million, respectively, as of the dates of their assessments.
2024 Annual Impairment Testing
In connection with the annual goodwill impairment test performed as of October 1, 2024, the Company determined that a further quantitative assessment was required on two reporting units after considering internal forecasts and the customer relationships intangible asset impairments discussed below. Fair value for these reporting units was estimated using the same income and market approaches and Level 3 inputs described above. The quantitative assessments indicated that the fair value of each reporting unit exceeded its carrying amount, and therefore no goodwill impairments were recognized for the year ended December 31, 2024.
Other Intangible Assets
The following are the Company’s total other intangible assets:

	December 31, 2025			December 31, 2024
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Life (Years)
Customer relationships	$1,512	$(516)	$996	$1,445	$(418)	$1,027	5 - 28
In-place leases	86	(23)	63	89	(21)	68	6 - 31
Technology	32	(12)	20	32	(8)	24	10
Assembled workforce	9	(3)	6	1	(1)	—	3 - 5
Other	28	(23)	5	26	(18)	8	1 - 17
Other intangible assets	$1,667	$(577)	$1,090	$1,593	$(466)	$1,127
During the years ended December 31, 2025 and 2024, the Company derecognized fully-amortized intangible assets and the associated accumulated amortization totaling $23 million and $25 million, respectively.
During the years ended December 31, 2025, 2024, and 2023, the Company recorded $115 million, $116 million, and $115 million, respectively, of amortization of intangible assets within Amortization expense in the consolidated statements of operations and comprehensive income (loss).
Immaterial impairment losses were recorded on other intangible assets during the year ended December 31, 2025.
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
During the fourth quarter of 2023, the Company recorded an impairment loss of $7 million on its other intangible assets based on a change in the Company’s plans to use the asset.
Impairment losses for intangible assets are included in Restructuring, impairment, and (gain) loss on disposals in the consolidated statements of operations and comprehensive income (loss).
Customer relationships and assembled workforce acquired during the year ended December 31, 2025 have a weighted-average amortization period of 10 years and 3 years, respectively.

LINEAGE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Estimated future amortization to be incurred from other intangible assets for each of the next five years and thereafter is as follows (in millions):

Year ending December 31:
2026	$115
2027	112
2028	110
2029	94
2030	87
2031 and thereafter	572
Total	$1,090
(7)Equity method investments
The Company's beneficial ownership in investments accounted for under the equity method ranges from 8.8% to 50.0%. The Company has certain investments with beneficial ownership interests of less than 20% that are accounted for under the equity method, as the Company's beneficial ownership interests in these entities are similar to partnership interests.
The carrying values of the Company's investments accounted for under the equity method were as follows:

(in millions)	December 31, 2025	December 31, 2024
Emergent Cold LatAm Holdings, LLC	$85	$76
Other investments	46	48
Total equity method investments	$131	$124
Emergent Cold LatAm Holdings, LLC
The Company acquired a 10.0% interest in Emergent Cold LatAm Holdings, LLC (“LatAm”) in July 2021. Due to additional LatAm capital raising activities that have occurred since, the Company’s ownership percentage was 8.8% as of both December 31, 2025 and 2024. LatAm is organized in the Cayman Islands. The Company has committed to invest up to a total of $108 million in LatAm. The Company has invested a total of $99 million in LatAm to date, of which the Company invested $9 million, $20 million, and $31 million during the years ended December 31, 2025, 2024, and 2023, respectively. The Company has an option to purchase the remaining equity interests in LatAm until July 2027. As of December 31, 2025, the Company has not exercised this option.
Other investments
The Company also holds beneficial ownership interests in other immaterial equity method investees.
(8)Prepaid expenses and other current assets

(in millions)	December 31, 2025	December 31, 2024
Prepaid expenses	$79	$58
Other current assets	53	39
Prepaid expenses and other current assets	$132	$97

LINEAGE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(9)Income taxes
Components of earnings before income taxes
The following table summarizes the components of earnings before income taxes for the years ended December 31:

(in millions)	2025	2024	2023
Domestic	$69	$(648)	$13
Foreign	(184)	(192)	(123)
Net income (loss) before income taxes	$(115)	$(840)	$(110)
Summary of current and deferred income taxes
Income tax expense (benefit) is summarized as follows for the years ended December 31:

(in millions)	2025	2024	2023
Current tax expense (benefit):
U.S. – Federal	$3	$1	$18
U.S. – State	2	—	8
Foreign	9	15	18
Subtotal	14	16	44
Deferred tax expense (benefit):
U.S. – Federal	5	(48)	(15)
U.S. – State	1	(8)	(8)
Foreign	(22)	(49)	(35)
Subtotal	(16)	(105)	(58)
Total tax expense (benefit):
U.S. – Federal	8	(47)	3
U.S. – State	3	(8)	—
Foreign	(13)	(34)	(17)
Total Income tax expense (benefit)	$(2)	$(89)	$(14)

LINEAGE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Income tax expense (benefit) attributable to net income (loss) before income taxes differs from the amounts computed by applying the U.S. statutory federal income tax rate of 21% to Net income (loss) before income taxes.
The Company adopted ASU 2023-09 for the year ended December 31, 2025 on a prospective basis. The reconciliation for the year ended December 31, 2025 is as follows:

(in millions)	$	%
U.S. federal statutory income tax rate	$(24)	21%
Domestic federal
Tax credits	(4)	3
Nontaxable and nondeductible items:
Nontaxable US REIT income	(11)	10
Nondeductible stock compensation	6	(5)
Other	2	(2)
Changes in valuation allowance	1	(1)
Other	3	(3)
Domestic state and local income taxes, net of federal effect (1)	1	(1)
Foreign tax effects
Australia	5	(4)
Denmark	5	(4)
Netherlands:
Foreign income taxed at rates other than 21%	(5)	4
Nondeductible goodwill impairment	6	(5)
Nondeductible accrued interest expense	4	(3)
Other	(3)	3
Spain:
Nondeductible loss on divestiture	15	(13)
Other	(4)	3
Other foreign jurisdictions	1	(1)
Total	$(2)	2%

(1) The state and local income taxes associated with Texas, California, and Oregon made up the majority of the tax effect in this line.

LINEAGE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the years ended December 31, 2024 and 2023, the reconciliations are as follows:

(in millions)	2024	2023
Net income (loss) before income taxes	$(840)	$(110)
Income tax expense (benefit):
U.S. statutory federal income tax rate	(176)	(23)
Foreign income taxed at rates other than 21%	(11)	(8)
Uncertain tax provisions	4	(8)
Valuation allowance movement	(12)	—
Nondeductible expenses	9	6
Withholding tax	1	1
State and local tax	(6)	(1)
Tax adjustments related to REIT	112	10
Tax credits	(4)	—
Other	(6)	9
Income tax expense (benefit)	$(89)	$(14)
Deferred income taxes

(in millions)	December 31, 2025	December 31, 2024
Deferred tax assets:
Goodwill	$46	$72
Lease liabilities	207	191
Accruals	13	18
Net operating losses, credits, and other tax attribute carryforwards	172	159
Other	50	50
Total deferred tax assets	488	490
Less: Valuation allowance	(49)	(42)
Total net deferred tax assets	439	448
Deferred tax liabilities:
Property, plant, and equipment	(314)	(311)
Other intangible assets	(156)	(164)
Lease assets	(173)	(168)
Investments in flow-through entities	(46)	(48)
Other	(7)	(12)
Total deferred tax liabilities	(696)	(703)
Net deferred tax assets/(liabilities)	$(257)	$(255)

LINEAGE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The net deferred tax liability above is presented in the consolidated balance sheets as follows:

(in millions)	December 31, 2025	December 31, 2024
Net deferred tax assets included within other assets	$46	$49
Net deferred tax liabilities included within deferred income tax liability	(303)	(304)
Total net deferred tax liabilities	$(257)	$(255)
As of December 31, 2025, there were operating loss carryforwards of $629 million related to U.S., state, and foreign net operating losses, of which $363 million do not expire and the remaining expire, if not utilized, from 2026 to 2045. There were also total tax credits of $10 million which expire, if not utilized, from 2026 to 2045.
In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that some portion of or all the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax-planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more-likely-than-not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances on December 31, 2025 and 2024. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced. It is reasonably possible that Company’s valuation allowance positions may change within the next twelve months, and any related changes would be recorded in the period such a determination is made.
The valuation allowance for deferred tax assets as of December 31, 2025 and 2024 was $49 million and $42 million, respectively. The change in valuation allowance was primarily related to certain U.S., Germany, and Australia deferred tax assets that changed as a result of current year activity. During the year ended December 31, 2024, the Company released a valuation allowance established on deferred tax assets attributable to existing net operating losses carryforwards and tax credits in the U.S., resulting in an income tax benefit of $24 million, recorded in Deferred income tax liability on the consolidated balance sheets. The release of the valuation allowance was due to the Company’s internal restructurings.
Uncertain tax positions
The beginning and ending balances of the Company’s uncertain tax positions are reconciled below for the years ended December 31:

(in millions)	2025	2024	2023
Total uncertain tax positions as of January 1	$11	$9	$18
Increases related to positions taken in the current year	1	4	—
Increases related to positions taken in prior years	—	—	1
Current year releases	(1)	(2)	(10)
Total uncertain tax positions as of December 31	$11	$11	$9
The Company’s policy regarding interest and penalties related to uncertain tax positions is to record interest and penalties as an element of income tax expense. As of December 31, 2025 and 2024, the Company had liabilities of $4 million and $3 million, respectively, of potential interest and penalties associated with uncertain tax positions. During the years ended December 31, 2025, 2024, and 2023, the Company recognized interest and penalties associated with uncertain tax positions through Income tax expense (benefit) of $1 million, $1 million, and $2 million, respectively.

LINEAGE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Uncertain tax positions of $8 million as of December 31, 2025, if subsequently recognized, will affect the Company’s effective tax rate favorably at the time when such a benefit is recognized.
Other income tax updates
The 2015 through 2025 tax years generally remain open to examination by U.S. federal, state, and foreign tax authorities.
The Company has analyzed its global cash requirements as of December 31, 2025 and has recorded a $1 million deferred tax liability related to foreign income and withholding tax that will be incurred with respect to the undistributed foreign earnings which are not permanently reinvested.
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
Income taxes paid
The Company adopted ASU 2023-09 for the year ended December 31, 2025 on a prospective basis. The following is a supplemental schedule of cash paid for income taxes, net of refunds for the year ended December 31, 2025:

(in millions)	2025
U.S. federal	$2
U.S. state and local
Texas	2
Foreign
Australia	3
Canada	5
Netherlands	6
Poland	4
Other	4
Total cash paid during the period for income taxes, net of refunds	$26
Tax reform
On July 4, 2025, the One Big Beautiful Bill Act of 2025 was signed into U.S. law, which includes a broad range of tax reforms, including those that affect the taxation of REITs and their investors. Most notably, for years beginning on or after January 1, 2026, the new law relaxed the REIT asset test requirement with respect to taxable REIT subsidiaries, providing that not more than 25% of the gross value of a REIT’s assets may be represented by securities of one or more taxable REIT subsidiaries, as compared to the previous 20% rule. It also permanently extended the section 199A pass-through qualified business income deduction, allowing certain individuals, trusts, and estates to deduct 20% of qualifying REIT dividends. No significant impact of this new law on the consolidated financial statements for the year ended December 31, 2025 has been noted. The Company will continue to evaluate the impact on the consolidated financial statements as certain provisions come into effect or more information becomes available.

LINEAGE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(10)Debt

(in millions)	December 31, 2025	December 31, 2024
Unsecured credit facilities	$2,565	$2,772
Senior unsecured notes	1,774	1,665
New senior unsecured notes	1,323	—
Secured debt	476	522
Unsecured term loans	2	17
Total debt	6,140	4,976
Less: Current portion long-term debt	(2)	(56)
Less: Deferred financing costs	(21)	(13)
Less: Discount on debt issued	(10)	—
Less: Below-market debt	—	(4)
Plus: Above-market debt	—	3
Total long-term debt, net	$6,107	$4,906
(a)Unsecured Credit Facilities
i.Credit Agreement - Revolving Credit Facility and Term Loan A
Originally entered into on December 22, 2020, and subsequently amended, the Company has an unsecured revolving credit and term loan agreement (collectively, the “Credit Agreement”) consisting of a multi-currency revolving credit facility (the “Revolving Credit Facility” or “RCF”) and a USD denominated term loan (the “Term Loan A” or “TLA”) with various lenders. Effective June 28, 2022, the Company amended and restated the Credit Agreement, increasing the availability under the Revolving Credit Facility to a total capacity of $2,625 million and increasing the Term Loan A commitment to $1,875 million.
Effective February 15, 2024, the Company amended and restated the Credit Agreement increasing the Company’s borrowing capacity under the existing Revolving Credit Facility to $3,500 million and decreasing the total commitment under the Term Loan A to $1,000 million. This pay down of $875 million on the Term Loan A was completed using funds available on the Revolving Credit Facility. Additionally, the amendment gave the Company the right to increase the size of the existing Term Loan A, add one or more incremental term loans, and/or increase commitments under the Revolving Credit Facility, up to $500 million, which would increase the total aggregate commitment amount of the existing Credit Agreement to $5,000 million. This amendment also extended the maturity dates for the Revolving Credit Facility to February 15, 2028 and Term Loan A to February 15, 2029. Under the terms of the Credit Agreement, the Revolving Credit Facility may be extended through two six-month extension options that can be exercised if certain conditions are met.
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

LINEAGE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
from 1.60% to 2.20% and Alternate Base Rate (“ABR”) loans range from 0.60% to 1.20%. Interest payments on the Revolving Credit Facility and Term Loan A are due quarterly and monthly, respectively.
On July 30, 2024, Moody’s Ratings assigned a first-time Baa2 issuer rating to the Company, with a stable outlook. On August 6, 2024, Fitch Ratings assigned a first-time BBB+ issuer rating to the Company, with a stable outlook. These assigned ratings qualified as an investment grade rating event under the terms of the Credit Agreement and allowed the Company to elect the contractual interest rate margin to be based on the Company’s debt rating instead of the total leverage ratio. Upon receipt of the Fitch Rating, the TLA interest rate was reduced to Secured Overnight Financing Rate (“SOFR”) plus 0.10% (or “Adjusted SOFR”) + 0.93%, and the RCF interest rate was reduced to Adjusted SOFR + 0.78% and a 0.15% commitment fee applied to the total RCF capacity.
Effective November 26, 2025, the Company amended the Credit Agreement to remove the additional 0.10% margin which was added to SOFR to arrive at Adjusted SOFR for USD borrowings under the Revolving Credit Facility and Term Loan A. The amendment also removed an additional 0.29547% margin which was added to the Canadian Overnight Repo Rate Average (“CORRA”) to arrive at Adjusted Term CORRA for CAD-denominated borrowings under the Revolving Credit Facility. Effective November 26, 2025, USD-denominated and CAD-denominated borrowings under the Credit Agreement bear interest at SOFR and CORRA, respectively.
The following table provides the details of the Credit Agreement:

	December 31, 2025			December 31, 2024
(in millions)	Contractual Interest Rate (1)	Borrowing Currency Amount	Carrying Amount (USD)	Contractual Interest Rate (1)	Borrowing Currency Amount	Carrying Amount (USD)
Term Loan A
USD	SOFR+0.93%	1,000	$1,000	SOFR+0.93%	1,000	$1,000
Revolving Credit Facility
USD	SOFR+0.78%	1,325	1,325	SOFR+0.78%	1,535	1,535
AUD	BBSW+0.78%	122	82	BBSW+0.78%	126	78
NZD	BKBM+0.78%	131	76	BKBM+0.78%	106	60
CAD	CORRA+0.78%	68	50	CORRA+0.78%	10	7
NOK	NIBOR+0.78%	260	25	NIBOR+0.78%	—	—
EUR	EURIBOR+0.78%	6	7	EURIBOR+0.78%	55	57
DKK	CIBOR+0.78%	—	—	CIBOR+0.78%	250	35
Total Revolving Credit Facility			$1,565			$1,772

(1) SOFR = for purpose of the above instruments, the term “SOFR” refers to SOFR or Adjusted SOFR, as defined above, EURIBOR = Euro Interbank Offered Rate, BBSW = Bank Bill Swap Rate, BKBM = Bank Bill Reference Rate, CIBOR = Copenhagen Interbank Offered Rate, NIBOR = Norwegian Interbank Offered Rate, CORRA = for purpose of the above instruments, the term “CORRA” refers to CORRA or the Adjusted Term CORRA, as defined above.
There were $61 million in letters of credit issued on the Company’s Revolving Credit Facility as of December 31, 2025 and $66 million as of December 31, 2024. Under the Credit Agreement, the Company has the ability to issue up to $100 million as letters of credit.
ii.Delayed-draw term loan facility
On February 15, 2024, the Company entered into an unsecured delayed-draw term loan facility (“DDTL”) with a borrowing capacity of up to $2,400 million. On April 9, 2024, the Company drew $2,400 million under the

LINEAGE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
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
The table below summarizes the balances and terms of the Senior Unsecured Notes:

(in millions, except interest rates)	Borrowing Currency Amount	Interest rate	Maturity date	December 31, 2025	December 31, 2024
Series A Senior Notes	$300	2.22%	8/20/2026	$300	$300
Series B Senior Notes	$375	2.52%	8/20/2028	375	375
Series C Senior Notes	€128	0.89%	8/20/2026	151	133
Series D Senior Notes	€251	1.26%	8/20/2031	295	262
Series E Senior Notes	£145	1.98%	8/20/2026	196	182
Series F Senior Notes	£130	2.13%	8/20/2028	175	163
Series G Senior Notes	€80	3.33%	8/20/2027	94	83
Series H Senior Notes	€110	3.54%	8/20/2029	129	115
Series I Senior Notes	€50	3.74%	8/20/2032	59	52
Total Senior Unsecured Notes				$1,774	$1,665
On September 19, 2024, the Company amended all of its outstanding Senior Unsecured Notes. The amendment involved the removal of select note guarantors and the addition of new ones, including Lineage, Inc. As a result of the amendment, $1 million in lender financing fees were incurred and capitalized. Aside from these changes in note holders, there were no significant changes to the total loan amounts, terms, or conditions of the Senior Unsecured Notes.
Some of the Senior Unsecured Notes are set to mature in August 2026 and continue to be presented in Long-term debt, net in the consolidated balance sheets, as the Company has the intent and ability to refinance the obligation on a long-term basis prior to its maturity using the RCF capacity.
(c)New Senior Unsecured Notes
In 2025, the Company issued senior notes fully and unconditionally guaranteed by Lineage, Inc., the Operating Partnership, Lineage Europe Finco B.V., Lineage Logistics Holdings, LLC, and certain other subsidiaries of the Company that guarantee or are otherwise obligated in respect of the Credit Agreement (other than the issuing subsidiary

LINEAGE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
and any excluded subsidiaries) (“New Senior Unsecured Notes”). A summary of the notes issued and outstanding as of December 31, 2025 is as follows:

(monetary amounts in millions)	Borrowing Currency Amount	Interest rate	Issuance Date	Interest Payable Date	Maturity date	December 31, 2025
5.25% Notes	$500	5.25%	June 17, 2025	January 15 and July 15	July 15, 2030	$500
4.125% Notes	€700	4.13%	November 26, 2025	November 26	November 26, 2031	823
Total New Senior Unsecured Notes						$1,323
Interest on the above notes is paid at the dates noted, commencing in 2026. The 5.25% Notes were issued at 98.991% of par, with a total debt discount of $5 million and debt issuance costs of $5 million. The 4.125% Notes were issued at 99.324% of par, with a total debt discount of $6 million and debt issuance costs of $7 million. The discounts and issuance costs were capitalized as deferred financing costs recorded in Long-term debt, net in the consolidated balance sheets.
The Company may redeem the notes in whole or in part, at any time one or two months prior to the respective maturity date (the “Par Call Date”), at a redemption price equal to the greater of: (i) the sum of the present values of the remaining scheduled payments of principal and interest thereon (as calculated pursuant to the terms of the indenture governing the respective notes); and (ii) 100% of the principal amount of the notes being redeemed, plus, in either case, accrued and unpaid interest thereon to, but excluding, the redemption date. On or after the Par Call Date, the Operating Partnership may redeem the respective notes, in whole or in part, at any time and from time to time, at a redemption price equal to 100% of the principal amount of the notes being redeemed plus accrued and unpaid interest thereon to, but excluding, the redemption date.
The New Senior Unsecured Notes require that the Operating Partnership and its subsidiaries maintain total unencumbered assets of not less than 150% of the aggregate principal amount of all outstanding unsecured debt of the Operating Partnership and its subsidiaries, as determined on a consolidated basis. The bonds also contain certain financial covenants required, including:
•A maximum total indebtedness to total assets ratio of less than 0.60 to 1.00
•A maximum total secured indebtedness to total assets ratio of less than 0.40 to 1.00; and
•A minimum interest coverage ratio of not less than 1.50 to 1.00.
The Company was in compliance with all financial covenants as of December 31, 2025.
(d)Secured Debt
As of December 31, 2025, the total balance of $476 million was comprised of three secured promissory notes with MetLife Real Estate Lending LLC (the “Metlife Real Estate Notes”) totaling $469 million (due in 2026, 2028, and 2029) and $7 million of other fixed-rate real estate and equipment secured financing agreements with various lenders maturing between 2026 and 2034.
One of the Metlife Real Estate Notes totaling $160 million was paid off on January 2, 2026 using the RCF capacity. It was classified in Long-term debt, net in the consolidated balance sheets as of December 31, 2025, as the Company had the intent and ability to refinance the obligation on a long-term basis prior to its maturity using the RCF capacity.
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

LINEAGE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
During the years ended December 31, 2025 and December 31, 2024, the Company had the following secured debt pay down and refinancing arrangements:
i.Adjustable rate multi-property loan CMBS 4
On May 9, 2019, the Company entered into CMBS 4 with Column Financial, Inc., Bank of America, N.A., and Morgan Stanley Bank, N.A. in the aggregate amount of $2,350 million. On April 9, 2024, the Company fully paid the remaining outstanding CMBS 4 principal balance of $2,344 million, along with $14 million in accrued interest and fees.
ii.Adjustable rate multi-property loan CMBS 5
On October 21, 2020, the Company entered into adjustable rate multi-property loan CMBS 5 (“CMBS 5”) with Goldman Sachs Bank USA, Morgan Stanley Bank, N.A., and JPMorgan Chase Bank, N.A. in the aggregate amount of $1,320 million. On August 9, 2024, the Company fully paid the remaining outstanding CMBS 5 principal balance of $1,298 million, along with $8 million in accrued interest and fees. As a result of the full repayment, the Company recorded a $4 million loss on extinguishment of debt related to the write-off of unamortized deferred financing costs previously capitalized for the CMBS 5 loan.
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
iv.Other fixed-rate real estate and equipment secured financing agreements
On April 1, 2025, the Company fully paid the remaining outstanding principal balance of $20 million on a loan with Midland Loan Services, which was maturing on June 6, 2025.
On December 11, 2025, the Company fully paid the remaining outstanding principal balance of $19 million on loan with Wells Fargo Bank, N. A. which had reached maturity.
On September 3, 2024, the Company fully paid the remaining outstanding principal balance of $24 million on a loan with Wilmington Trust, N. A., which was maturing on September 1, 2044, with early payment permitted beginning on June 1, 2024.
(e)Unsecured term loans
As of December 31, 2025 and December 31, 2024, the total balance of $2 million and $17 million, respectively, was comprised of euro denominated borrowings the Company assumed as part of a prior acquisition. The Company paid off $12 million of debt relating to the Spain Transportation business during the year ended December 31, 2025, recognizing a $3 million loss on extinguishment of debt.
(f)Deferred financing costs and discount
During the years ended December 31, 2025, 2024, and 2023, the Company recognized amortization of deferred financing costs recorded to Interest expense, net of $12 million, $18 million, and $19 million, respectively.
As of December 31, 2025 and December 31, 2024, the amount of unamortized deferred financing costs in Long-term debt, net within the consolidated balance sheets was $21 million and $13 million, respectively. As of December 31, 2025

LINEAGE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
and December 31, 2024, the amount of unamortized deferred financing costs in Other assets in the consolidated balance sheets was $21 million and $28 million, respectively.
As of December 31, 2025, the amount of unamortized discount on debt issued in Long-term debt, net within the consolidated balance sheets was $10 million. During the year ended December 31, 2025, the Company recognized immaterial amortization of discount in Interest expense, net.
(g)Future maturities
Future payments on debt based on contractual maturities, if contractual extensions are executed, for each of the next five years and thereafter are as follows (in millions):

Year ending December 31:
2026 (1)	$809
2027	96
2028	779
2029	2,776
2030	501
2031 and thereafter	1,179
Total debt	$6,140

(1) Includes $807 million of debt classified as long-term on the consolidated balance sheets, as the Company has the intent and ability to refinance the obligation on a long-term basis prior to its maturity using the RCF capacity.

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
In addition, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future cash amounts due to changes in foreign currency rates. The impacts of these foreign currency derivative instruments on the consolidated financial statements of the Company are insignificant.

LINEAGE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(c)Designated hedges - interest rate contracts
As of December 31, 2025, the Company had the following effective interest rate derivatives that were designated as cash flow hedging instruments.

	Number of Instruments		Notional	Effective Date	Maturity Date
Interest rate derivatives:			(in millions)
Interest rate cap	1	USD	375	January 9, 2023	January 9, 2026
Interest rate swap	2	USD	500	December 31, 2025	February 15, 2028
Forward-starting interest rate swap	3	USD	750	January 9, 2026	February 15, 2028
In conjunction with the pricing of the 4.125% Notes offering that closed on November 26, 2025, and with the intention of using the proceeds to partially paydown the existing RCF balance below the total notional hedged by its existing interest rate caps, the Company determined that the forecasted debt payment transactions scheduled through January 9, 2026 were no longer probable of occurring. The Company fully de-designated an interest rate cap with a notional value of $750 million, which was previously accounted for as a cash flow hedge. In addition, on December 1, 2025, the Company terminated an interest rate cap with a notional amount of $375 million to eliminate the economic overhedge. As both of the interest rate caps were scheduled to mature on January 9, 2026, the amount previously recorded in Accumulated other comprehensive income (loss) (“AOCI”) related to the hedged cash flows was immaterial and was reclassified to earnings during the year ended December 31, 2025.  The $750 million de-designated interest rate cap continued to be carried at an immaterial fair value on the consolidated balance sheets as of December 31, 2025 and matured on January 9, 2026.
The table below presents the effect of the Company’s interest rate derivatives that are designated as hedging instruments in the consolidated statements of operations and comprehensive income (loss) (in millions). Gain (loss) reclassified from AOCI into earnings for interest rate contracts is presented in Interest expense, net.

Interest Rate Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives			Amount of Gain (Loss) Reclassified from AOCI into Earnings
	Year Ended December 31,			Year Ended December 31,
	2025	2024	2023	2025	2024	2023
Included in effectiveness testing	$8	$36	$33	$74	$98	$119
Excluded from effectiveness testing and recognized in earnings based on an amortization approach	—	(4)	(5)	(1)	(1)	(1)
Total	$8	$32	$28	$73	$97	$118
The estimated net amount of existing gains (losses) that are reported in Accumulated other comprehensive income (loss) as of December 31, 2025 that is expected to be reclassified into earnings within the next 12 months is $3 million.
During the year ended December 31, 2025, the Company executed two interest rate swaps with an aggregate notional amount of $500 million and a maturity date of February 15, 2028. The swaps have fixed interest rates of 3.10% and 3.11%. The Company has designated these swaps as an effective cash flow hedge of the variable-rate exposure arising from the portion of the Term Loan A equal to the notional balance.
During the year ended December 31, 2025, the Company executed three forward-starting interest rate swaps with an aggregate notional amount of $750 million. The swaps have an effective date of January 9, 2026 and a maturity date of February 15, 2028. The swaps have fixed interest rates ranging from 3.19% to 3.20%. The Company has designated these swaps as an effective cash flow hedge of the variable-rate exposure arising from the portion of the Revolving Credit Facility equal to the notional balance.

LINEAGE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(d)Balance sheet presentation - interest rate contracts
The table below presents the fair value of the Company’s interest rate derivative contracts as well as their classification in the consolidated balance sheets:

(in millions)	December 31, 2025	December 31, 2024
Prepaid expenses and other current assets	$3	$—
Other assets	$—	$69
(12)Interest expense

	Year Ended December 31,
(in millions)	2025	2024	2023
Interest expense (1)	$256	$426	$509
(Gain) loss on hedge instruments	(73)	(97)	(116)
Finance lease liabilities interest	92	93	92
Amortization of deferred financing costs and discount on debt	13	18	19
Capitalized interest	(17)	(8)	(13)
Interest income	(8)	(12)	(6)
Other financing fees	5	10	5
Interest expense, net	$268	$430	$490

(1) During the years ended December 31, 2025 and 2024, the Company recognized $14 million and $5 million, respectively, of expense related to the Kloosterboer Preference Shares liability. No such expense was recognized during the year ended December 31, 2023 (see Note 2, Capital structure and noncontrolling interests).

(13)Fair value measurements
As of December 31, 2025 and December 31, 2024, the carrying amount of certain financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued liabilities, were representative of their fair values due to the short-term maturity of these instruments. Certain non-financial assets such as property, plant and equipment, operating right-of-use assets, equity method investments, goodwill, and other intangible assets are subject to nonrecurring fair value measurements if they are deemed to be impaired. During the year ended December 31, 2025, the Company performed an impairment analysis of goodwill for two of its reporting units, which required a fair value measurement and resulted in an impairment. See Note 6, Goodwill and other intangible assets, net for more information.
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

LINEAGE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
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
The following table presents the fair value hierarchy levels of the Company’s assets and liabilities at fair value:

(in millions)	Fair Value Hierarchy	December 31, 2025	December 31, 2024
Measured at fair value on a recurring basis:
Non-qualified deferred compensation plan assets (1)	Level 1	$7	$4
Non-qualified deferred compensation plan liabilities (1)	Level 1	$7	$4
Interest rate derivative financial instrument assets	Level 2	$3	$69
Acquisition related contingent consideration	Level 3	$14	$13
Put options - not exercised (2)	Level 3	$—	$107

Measured at fair value on a non-recurring basis:
Other investments (included in Other assets) (3)	Level 3	$26	$18

Disclosed at fair value:
5.25% Notes (4)	Level 2	$505	$—
Long-term debt, excluding 5.25% Notes (4)	Level 3	$5,567	$4,868
Kloosterboer Preference Shares (5)	Level 3	$279	$259

(1) For more details, refer to Note 16, Employee benefit plans.
(2) For more details, refer to Note 2, Capital structure and noncontrolling interests.
(3) The investments in equity securities carried at fair value are subject to transfer restrictions and generally cannot be sold without consent.
(4) The carrying value of long-term debt is disclosed in Note 10, Debt.
(5) The carrying value of Kloosterboer Preference Shares is disclosed in Note 17, Other long-term liabilities.
In accordance with GAAP, the Company has elected to remeasure investments without readily determinable fair values only when an observable transaction occurs for an identical or similar investment of the same issuer. During the years ended December 31, 2025, 2024, and 2023, the Company recorded non-recurring fair value adjustments of $1 million, $3 million, and less than $1 million, respectively, within Other nonoperating income (expense), net in the consolidated statements of operations and comprehensive income (loss) related to certain other investments without readily determinable fair values.
The Company’s long-term debt is reported at the aggregate principal amount less unamortized deferred financing costs and any above or below market adjustments (as required in purchase accounting) in the consolidated balance sheets. For instruments with no prepayment option, the fair value is estimated utilizing a discounted cash flow model where the contractual cash flows (i.e., coupon and principal repayments) were discounted at a risk-adjusted yield reflective of both the time value of money and the credit risk inherent in each instrument. For instruments that include a prior-to-maturity prepayment option, the fair value is estimated using a Black-Derman-Toy lattice model. The inputs used to estimate the fair value of the Company’s debt instruments, excluding the 5.25% Notes, are comprised of Level 2 inputs, including risk-free interest rates, credit ratings, and financial metrics for comparable publicly listed companies, and Level 3 inputs, such as risk-adjusted credit spreads based on adjusted yields implied at issuance, and yield volatility (used for instruments with a prepayment option). For the 5.25% Notes, the estimated fair value is determined based on quoted market prices in markets with low trading volumes, which is considered to be Level 2 inputs.

LINEAGE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(14)Leases
The Company leases real estate, most significantly warehouses for use in operations, as well as equipment for use within owned and leased warehouses. The Company also leases vehicles, trailers, and other equipment. The Company has not pledged any assets as collateral related to the Company’s existing leases as of December 31, 2025 and December 31, 2024.
Right-of-use asset balances are as follows:

(in millions)	December 31, 2025	December 31, 2024
Finance lease right-of-use assets	$1,638	$1,706
Less: Accumulated amortization	(537)	(452)
Finance lease right-of-use assets, net	$1,101	$1,254

Operating lease right-of-use assets	$858	$828
Less: Accumulated amortization	(242)	(201)
Operating lease right-of-use assets, net	$616	$627
Lease liabilities are presented in the following line items in the consolidated balance sheets:

	December 31, 2025		December 31, 2024
(in millions)	Finance Leases	Operating Leases	Finance Leases	Operating Leases
Accounts payable and accrued liabilities	$79	$55	$165	$50
Long-term finance lease obligations	1,216	—	1,249	—
Long-term operating lease obligations	—	599	—	605
Total lease obligations	$1,295	$654	$1,414	$655
Future minimum lease payments for each of the next five years and thereafter as of December 31, 2025 are as follows (in millions):

Years Ending December 31:	Finance Leases	Operating Leases
2026	$165	$96
2027	161	96
2028	151	86
2029	150	76
2030	129	70
2031 and thereafter	1,428	656
Total lease payments	2,184	1,080
Less: Imputed interest	(889)	(426)
Total lease obligations	$1,295	$654

LINEAGE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Supplemental consolidated balance sheets information related to leases is as follows:

	December 31,	December 31,
	2025	2024
Weighted average remaining lease term (in years):
Finance	14.9	14.5
Operating	15.9	15.9
Weighted average discount rate:
Finance	6.9%	6.8%
Operating	6.4%	6.5%
The components of lease expense are as follows:

	Year Ended December 31,
(in millions)	2025	2024	2023
Finance lease cost:
Amortization of ROU assets	$105	$101	$93
Interest on lease liabilities	92	93	92
Operating lease cost	103	114	115
Variable & short-term lease cost	39	38	28
Sublease income	(15)	(16)	(9)
Total lease cost	$324	$330	$319
Supplemental cash flow information related to leases is as follows:

	Year Ended December 31,
(in millions)	2025	2024	2023
Cash paid for amounts included in the measurement of lease liability
Operating cash flows from finance leases	$90	$92	$90
Finance cash flows from finance leases	$168	$70	$55
Operating cash flows from operating leases	$96	$100	$92
ROU assets obtained in exchange for lease obligations (excluding the effect of acquisitions)
Finance leases	$23	$60	$37
Operating leases	$21	$21	$89

LINEAGE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(15)Failed sale-leaseback financing obligations
The Company’s outstanding obligations for failed sale-leasebacks of real estate-related long-lived assets were as follows:

(in millions)	Implicit Interest Rate	Maturity	December 31, 2025	December 31, 2024
Arras	0.15%	December 2035	$21	$20
Harnes 2	0.19%	July 2037	50	48
Total failed sale-leaseback financing obligations			71	68
Less: Current portion of failed sale-leaseback financing obligations			(6)	(6)
Failed sale-leaseback financing obligations, net			$65	$62
Certain sale-leaseback transactions assumed in prior acquisitions did not qualify for sale accounting under U.S. GAAP and are accounted for as financing arrangements. Accordingly, the related assets are reflected in the consolidated balance sheets within Property, plant, and equipment, net, with a corresponding failed sale-leaseback financing obligation included within Accounts payable and accrued liabilities and Other long-term liabilities. The arrangements include early purchase options that can be exercised by the Company prior to maturity. The financing obligations are reduced by quarterly payments and are treated as financing outflows, and the interest component is treated as an operating cash outflow.
As of December 31, 2025, the future principal payments for the failed sale-leaseback financing obligations are as follows (in millions):

Year ending December 31:
2026	$6
2027	6
2028	6
2029	6
2030	6
2031 and thereafter	41
Total failed sale-leaseback financing obligation	$71
(16)Employee benefit plans
(a)Multi-employer pension plans
The Company participates in various multi‑employer pension plans, which provide defined benefits to the Company’s covered U.S. union employees. A unique characteristic of a multi-employer plan compared to a single employer plan is that all plan assets are available to pay benefits of any plan participant. Separate asset accounts are not maintained for participating employers. This means that assets contributed by one employer may be used to provide benefits to employees of other participating employers. The Company’s funding policy is to contribute monthly the amount specified by the plans’ trustees. The Company contributed immaterial amounts to these plans during the years ended December 31, 2025, 2024, and 2023. There have been no significant changes that affect comparability of 2025, 2024, and 2023 contributions.
The Company’s contributions to these plans represent less than 5.0% of the total contributions made to the plans from all participating employers.

LINEAGE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(b)Salary‑savings profit‑sharing plans
Under the Company’s Salary-Savings Profit-Sharing Plan (“Savings Plan”), participants may contribute a percentage of their annual gross wages to the Savings Plan, and the Company contributes matching amounts based on participant contributions. Total Company cash contributions to these plans were $45 million, $41 million, and $37 million during the years ended December 31, 2025, 2024, and 2023, respectively.
(c)Non-Qualified Deferred Compensation Plan
On November 1, 2022, the Company adopted a non-qualified deferred compensation plan (the “NQDC Plan”). Under the provisions of the NQDC Plan, certain senior management employees are eligible to defer payout of a portion of their annual base salary or annual bonus (if one is paid). The NQDC Plan was effective for compensation beginning on January 1, 2023.
The Company invests the compensation deferred by NQDC Plan participants into mutual fund investments and records a corresponding liability. The mutual fund investments are included within Other assets, and the corresponding liability is included in Other long-term liabilities in the consolidated balance sheets. The investments’ fair value is based on unadjusted quoted market prices for the respective funds in active markets, which represents Level 1 in the fair value hierarchy. As of December 31, 2025, the balance of the mutual fund investments and the corresponding liability was $7 million and $7 million, respectively. As of December 31, 2024, the balance of the mutual fund investments and the corresponding liability was $4 million and $4 million, respectively. During the years ended December 31, 2025, 2024, and 2023, the Company recorded deferred compensation expense related to the NQDC Plan of $3 million, $3 million, and $1 million, respectively. Changes in the fair value of the mutual fund investments and the corresponding change in the associated liability are included within Other nonoperating income (expense), net and General and administrative expense, respectively, in the consolidated statements of operations and comprehensive income (loss). These changes did not result in any material net impact to the consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2025 and 2024.
(17)Other long-term liabilities

(in millions)	December 31, 2025	December 31, 2024
Kloosterboer Preference Shares	$—	$247
Failed sale-leaseback financing obligations (See Note 15, Failed sale-leaseback financing obligations)	65	62
Workers' compensation reserves (see Note 20, Commitments and contingencies)	34	35
Other liabilities	70	66
Total other long-term liabilities	$169	$410
Kloosterboer Preference Shares
As discussed in Note 2, Capital structure and noncontrolling interests, upon the completion of the IPO, the Preference Shares became mandatorily redeemable financial instruments and were reclassified to Other long-term liabilities. On October 1, 2026, all outstanding Preference Shares, including all unpaid accrued preferential dividends, shall be mandatorily redeemed in exchange for cash or a variable number of shares of the Company’s common stock. To the extent the Co-Investor elects to receive shares of the Company’s common stock, the number of shares would be based on the volume weighted average price of the Company’s common stock on the business day immediately prior to the redemption date. The maximum economic payout in order to redeem the Kloosterboer Preference Shares would be €260 million, including all unpaid accrued preferential dividends.
The Company’s initial recording of the Kloosterboer Preference Shares liability was at a fair value of $251 million. The initial fair value was determined utilizing a Black-Derman-Toy lattice model, which takes into consideration the Co-Investor’s annual early redemption options and a credit-adjusted discount rate. The difference of $22 million between the

LINEAGE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
then carrying value of the redeemable noncontrolling interest and the fair value upon reclassification was recorded as an adjustment to Additional paid-in capital - common stock in the consolidated balance sheets and consolidated statements of redeemable noncontrolling interests and equity for the year ended December 31, 2024.
Subsequent to the reclassification, the liability is being accreted up to the October 1, 2026 redemption value using an effective interest method. As of December 31, 2025, the liability of $294 million was reclassified from Other long-term liabilities to Accounts payable and accrued liabilities due to the short-term expected redemption. During the years ended December 31, 2025 and 2024, the Company recognized $14 million and $5 million, respectively, of related expense within Interest expense, net in the consolidated statements of operations and comprehensive income (loss).
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

LINEAGE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The following table summarizes certain information regarding the terms of the Company’s awards:

Instrument	Award Type	Fair Value Determination	Vesting	Expense Recognition (1)	Expense Measurement
Time-Based RSU, Time-Based LTIP	Service condition	Closing stock price on date of grant (2)	Ratably; 1 - 3 years	Straight-line	Fair value at grant date
Performance-Based RSU, Performance-Based LTIP	Performance condition (3)	Closing stock price on date of grant	Cliff; 1 - 3 years	Straight-line; Adjusted based on probability of achieving performance targets	Evaluated quarterly; Ranges 0-200% of grant date fair value depending on performance
Performance-Based RSU, Performance-Based LTIP	Market condition (4)	Monte Carlo	Cliff; 3 years	Straight-line; Recognized even if condition is not met	Fair value at grant date

(1) Expense is reversed if award is forfeited prior to vesting.
(2) Time-based awards under the Pre-IPO Incentive Award Plan were measured at grant date fair value based on the price of units issued to third-party investors in arms’ length transactions in connection with BGLH and Operating Partnership capital raising activities.
(3) Performance condition consists of achievement of Adjusted Funds from Operations per Share (“AFFO per share”) and Same Warehouse NOI Growth (“SS NOI Growth”) metrics, weighed 60% and 40%, respectively. Certain awards issued in 2025 consist of performance conditions associated with Corporate EBITDA, Business Unit EBITDA, and Regional Revenues.
(4) Market condition consists of achievement of total shareholder return of Lineage, Inc. common stock (“TSR”) relative to MSCI US REIT Index for 2025 awards and S&P 500 for 2024 awards.
Certain Plan participants were granted awards of RSUs covering shares of the Company’s common stock or interests in the Operating Partnership in the form of LTIP Units. LTIP Units are a class of partnership interests in the Operating Partnership which may be issued to eligible Plan participants for the performance of services to or for benefit of the Company and Operating Partnership. Further description of LTIP Units is available in Note 2, Capital structure and noncontrolling interests. Stock-based compensation in the form of LTIP Units is recorded in Noncontrolling interests in the consolidated statements of redeemable noncontrolling interests and equity.
Certain RSUs and LTIP Units contain only a service vesting condition (“time-based”) and certain RSUs and LTIP Units contain vesting conditions based on service, Company performance, and market performance (“performance-based”).
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
Certain time-based RSUs and LTIP Units were granted as replacements for unvested Management Profits Interests Class C units, and the stock-based compensation expense associated with these replacement awards includes the unrecognized stock-based compensation expense associated with the replaced awards.
Subject to the recipient’s continued status as a service provider throughout the performance period, performance-based RSUs and LTIP Units typically vest based on the Company’s performance during an approximately three-year performance period, commencing on January 1st of the grant year (or the date of the IPO for the Relative TSR metric

LINEAGE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
discussed below) and ending on December 31st of the third year (or, if earlier, the date on which a change in control of the Company occurs, if applicable).
All earned performance-based RSUs and LTIP Units will vest in full upon completion of the performance period, with the number of vested performance-based RSUs and LTIPs to be determined by the Plan Administrator within 60 days of the completion of the performance period. Recipients of performance-based RSUs and LTIP Units who do not remain a service provider for the full performance period but incur a qualifying termination, as defined in the respective agreement, will be eligible to vest in a number of performance-based RSUs and LTIP Units based on the proportion of the performance period for which they remained an active service provider.
The Company measures performance-based RSUs and LTIP Units that contain a TSR component at grant date fair value utilizing a Monte Carlo simulation to estimate the probability of the market vesting condition being satisfied. The Company’s achievement of the market vesting condition is contingent on its Relative TSR over the performance period. For each simulated path, the TSR is calculated at the end of the performance period and determines the vesting percentage based on achievement of the performance target. The fair value of the performance-based RSUs and LTIP Units is the average discounted payout across all simulation paths.
The key assumptions used to estimate the fair values of performance-based awards were as follows:

	Year Ended December 31,
Assumption	2025	2024
Expected volatility	32.0%	30.5%
Risk-free interest rate	3.8%	3.9%
The Company forecasts the likelihood of achieving the predefined performance condition targets in order to calculate the expected performance-based RSUs and LTIP Units that will become vested. The Company recognizes stock-based compensation expense based on either the forecasted units that will become vested (during the performance period) or the actual units that become vested (at the completion of the performance period).
If the performance conditions are deemed not probable of being achieved, the Company reverses previously recognized stock-based compensation expense in the period the probability determination is made. If the performance conditions are later deemed probable of being achieved, compensation cost will be recognized prospectively over the remaining service period.
The following are details of grants and related expenses recognized during the periods presented.
(a)Restricted stock units
Time-based restricted stock units granted for the year ended December 31, 2024 consisted of the following: a) 1,011,747 units with a grant date fair value of $84 million in connection with replacement awards for certain awards under the Pre-IPO Incentive Award Plan, as noted in the section Legacy Stock-Based Compensation Plans below; b) 284,299 units with a grant date fair value of $24 million in connection with the annual grant primarily with a three-year vesting period issued to eligible employees at or above director level; c) 180,448 units with a grant date fair value of $15 million in connection with Lineage’s IPO with a one-year vesting period for eligible employees under director level; d) 46,085 units with a grant date fair value of $4 million in off-cycle grants with vesting periods ranging between one to three years; and e) 8,226 units with a grant date fair value of $1 million in connection with the annual grant for Board members with a one-year vesting period.
Performance-based stock units granted for the year ended December 31, 2024 consisted of the following: 129,856 units with a grant date fair value of $12 million in connection with the annual grant with a three-year vesting period issued to all eligible employees at or above director level.
Time-based restricted stock units granted for the year ended December 31, 2025 consisted of the following: a) 833,775 units with a grant date fair value of $46 million in connection with broad-based awards with a three-year vesting period for all eligible employees under the director level, referred to as Lineage Legacies; b) 525,778 units with a grant date fair

LINEAGE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
value of $30 million in connection with the annual grant with a three-year vesting period issued to eligible employees at or above director level; c) 276,887 units with a grant date fair value of $13 million in off-cycle grants with vesting periods ranging between one to three years; and d) 17,960 units with a grant date fair value of $1 million in connection with the annual grant for Board members with a one-year vesting period.
Performance-based stock units granted for the year ended December 31, 2025 consisted of the following: a) 253,352 units with a grant date fair value of $14 million in connection with the annual grant with a three-year vesting period issued to eligible employees at or above director level; b) 152,467 units with a grant date fair value of $9 million in connection with various grants with a one-year vesting period for executive, corporate, and operations leaders; c) 13,547 units with a grant date fair value of $1 million in off-cycle grants with a three-year vesting period.
During the year ended December 31, 2025, the Company reassessed the probability of achieving certain performance conditions associated with its outstanding performance‑based RSU awards. Based on updated forecasts and year‑to‑date performance results, management determined that it was no longer probable that the performance targets related to SS NOI Growth and AFFO per share for the 2024 grants would be fully achieved by the end of the respective performance period. Accordingly, the Company reversed $3 million of previously recognized stock‑based compensation expense related to these awards.
Similarly, based on the same updated forecasts and performance trends, management concluded that the performance targets for 2025 awards tied to Corporate EBITDA, Business Unit EBITDA, and Regional Revenues were also no longer probable of achievement for the performance period ending December 31, 2025. The Company currently estimates that approximately $5 million of the awards’ original $9 million grant‑date fair value will vest, pending final review and approval by the Plan Administrator.
The following represents a summary of these RSUs:

	Time-based RSUs	Weighted average grant date fair value per unit	Performance-based RSUs	Weighted average grant date fair value per unit
Unvested as of December 31, 2023	—	$—	—	$—
Awards granted	1,530,805	84.88	129,856	89.85
Awards vested	(17,517)	89.45	—	—
Awards forfeited	(51,499)	86.15	(1,910)	89.85
Unvested as of December 31, 2024	1,461,789	84.78	127,946	89.85
Awards granted	1,654,400	53.95	419,366	57.33
Awards vested	(667,135)	84.54	—	—
Awards forfeited	(317,048)	69.19	(26,572)	79.89
Unvested as of December 31, 2025	2,132,006	$63.25	520,740	$64.17
As of December 31, 2025, there was $90 million of unrecognized stock-based compensation expense related to unvested time-based RSUs that is expected to be recognized over a weighted-average period of 1.4 years.
As of December 31, 2025, there was $12 million of unrecognized stock-based compensation expense related to unvested performance-based RSUs that is expected to be recognized over a weighted-average period of 1.9 years.
(b)LTIP Units
Time-based LTIP units granted for the year ended December 31, 2024 consisted of the following: a) 720,041 units with a grant date fair value of $66 million in connection with replacement awards for certain awards under the Pre-IPO Incentive Award Plan, as noted in the section Legacy Stock-Based Compensation Plans below; b) 498,691 units with a grant date fair value of $41 million in connection with the annual grant with a three-year vesting period issued to eligible employees at or above director level.

LINEAGE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Performance-based LTIP units granted for the year ended December 31, 2024 consisted of the following: 1,776,421 units with a grant date fair value of $160 million in connection with the annual grant with a three-year vesting period issued to the executive leadership team.
Time-based LTIP units granted for the year ended December 31, 2025 consisted of the following: a) 132,359 units with a grant date fair value of $7 million in connection with the annual grant with a three-year vesting period issued to eligible executives; b) 73,930 units with a grant date fair value of $3 million in off-cycle grants with vesting periods ranging between two to three years.
Performance-based LTIP units granted for the year ended December 31, 2025 consisted of the following: 466,557 units with a grant date fair value of $28 million in connection with the annual grant with a three-year vesting period issued to eligible employees at or above director level.
Consistent with the performance-based RSUs, the Company reevaluated the likelihood of achieving certain performance conditions associated with outstanding performance-based LTIP awards and concluded that it is no longer probable the applicable performance targets for SS NOI Growth and Adjusted Funds from Operations per Share will be fully achieved by the end of the performance period for awards granted in 2024. As a result, during the year ended December 31, 2025, the Company reversed previously recognized stock-based compensation expense of $19 million related to these awards.
The following represents a summary of these LTIP Units:

	Time-based LTIP Units	Weighted average grant date fair value per unit	Performance-based LTIP Units	Weighted average grant date fair value per unit
Unvested as of December 31, 2023	—	$—	—	$—
Awards granted	1,218,732	87.86	1,776,421	89.85
Awards vested	—	—	—	—
Awards forfeited	—	—	—	—
Unvested as of December 31, 2024	1,218,732	87.86	1,776,421	89.85
Awards granted	206,289	50.03	466,557	59.50
Awards vested	(406,238)	87.86	—	—
Awards forfeited	—	—	—	—
Unvested as of December 31, 2025	1,018,783	$80.20	2,242,978	$83.54
As of December 31, 2025, there was $52 million of unrecognized stock-based compensation cost related to unvested time-based LTIP Units that is expected to be recognized over a weighted-average period of 1.1 years.
As of December 31, 2025, there was $20 million of unrecognized stock-based compensation cost related to unvested performance-based LTIP Units that is expected to be recognized over a weighted-average period of 1.5 years.
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

LINEAGE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
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
The following represents a summary of these units:

	Units	Weighted average grant date fair value per unit
Unvested as of December 31, 2022	106,238	$79.07
Awards granted	212,110	90.05
Awards vested	(167,148)	83.76
Unvested as of December 31, 2023	151,200	89.29
Awards granted	31,088	96.50
Awards vested	(182,288)	90.52
Unvested as of December 31, 2024	—	$—
(e)Management Profits Interests Class C units
LLH MGMT and LLH MGMT II interests were issued to certain members of management in the form of Management Profits Interests Class C units. These profits interests generally vested over a three to five year time period, with the number of units vested based partially on meeting certain financial targets of the Company or individual performance metrics. In connection with the IPO and Formation Transactions, all outstanding unvested Management Profits Interests Class C units were cancelled and replaced with time-based RSUs or time-based LTIP Units. All unrecognized stock-based compensation expense for the unvested Management Profits Interests Class C units is recognized over the vesting term of the replacement awards, plus the incremental fair value of the replacement award.
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

LINEAGE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The following represents a summary of these units:

	Units	Weighted average grant date fair value per unit
Unvested as of December 31, 2022	6,628,513	$2.10
Awards granted	3,164,021	3.58
Awards vested	(2,823,268)	3.26
Awards forfeited	(274,143)	2.13
Unvested as of December 31, 2023	6,695,123	2.31
Awards granted	1,487,235	2.93
Awards vested	(3,094,024)	1.78
Awards forfeited	(147,976)	2.69
Awards cancelled and replaced	(4,940,358)	2.82
Unvested as of December 31, 2024	—	$—
(f)LLH Value Creation Unit Plan units
Certain employees were granted notional units under the LLH Value Creation Unit Plan (the “2015 LVCP”) in the form of appreciation rights that vested over a period of four years and upon the occurrence of a liquidity event. This plan covered awards from 2015 to 2020. A new LLH Value Creation Unit Plan was established in 2021 (the “2021 LVCP”) that generally provided for the grant of similar appreciation rights that were eligible to vest without the occurrence of a liquidity event if the Company achieved the target value as specified in the award agreements. Prior to the completion of the IPO, the Company considered the achievement of the vesting requirements for outstanding awards under the 2015 LVCP and 2021 LVCP to be improbable, and as such, no compensation expense was recorded. Upon the completion of the IPO during the year ended December 31, 2024, certain outstanding awards under the 2015 LVCP and 2021 LVCP vested and the Company recognized compensation expense and a corresponding liability of $26 million. This liability was settled during the year ended December 31, 2024 by paying cash to certain holders of vested awards totaling $11 million and issuing stock payment awards to satisfy the Company’s remaining obligation, as described above.
Certain outstanding awards under the 2015 LVCP and 2021 LVCP that, at the IPO, were not vested or did not have value to the holders of the awards were cancelled and replaced with time-based RSUs. No awards under the 2015 LVCP or 2021 LVCP remained outstanding as of December 31, 2025 and 2024.
Stock-Based Compensation Expense
The following table summarizes the Company’s stock-based compensation expense by line item in the consolidated statements of operations and comprehensive income (loss):

	Year Ended December 31,
(in millions)	2025	2024	2023
Cost of operations	$13	$3	$—
General and administrative expense	107	78	26
Acquisition, transaction, and other expense	6	134	—
Total stock-based compensation expense	$126	$215	$26

LINEAGE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The following table summarizes the Company’s stock-based compensation expense by award type:

	Year Ended December 31,
(in millions)	2025	2024	2023
Restricted Stock Units:
Time-based	$69	$34	$—
Performance-based	9	2	—
LTIP Units:
Time-based	43	23	—
Performance-based	5	12	—
Stock payment awards	—	114	—
BGLH Restricted Class B units	—	11	15
Management Profits Interests Class C units	—	4	11
LLH Value Creation Unit Plan units settled through stock payment awards	—	15	—
Total stock-based compensation expense	$126	$215	$26
(19)Related-party balances
The Company pays Bay Grove Management a transition services fee and reimburses certain expenses pursuant to a transition services agreement executed in connection with the IPO, which replaced a previously existing operating services agreement. Pursuant to the operating services agreement, Bay Grove Management provided certain management and operating services to the Company. The Company is working with Bay Grove Management to internalize these services with Bay Grove Management’s assistance under the terms of the transition services agreement. During the years ended December 31, 2025, 2024, and 2023, the Company recorded $10 million, $12 million, and $11 million, respectively, of expenses in General and administrative expense for transition and operating services and expense reimbursements. Accounts payable and accrued liabilities included immaterial amounts in transition services fees and expenses owed to Bay Grove Management as of December 31, 2025 and 2024.
As of December 31, 2025 and December 31, 2024, Accrued dividends and distributions included dividends declared to all equity holders, including related parties.
The Company owns an investment stake in suppliers that are accounted for under the equity method of accounting, creating related-party relationships. The Company incurred costs of $15 million, $9 million, and $9 million with these suppliers for the years ended December 31, 2025, 2024, and 2023, respectively. Accounts payable and accrued liabilities included $3 million owed to these suppliers as of December 31, 2025. No such payables were outstanding as of December 31, 2024.
In a prior period, the Operating Partnership issued notes to certain individual BGLH investors and Non-Company LPs in order to fund certain investor transactions. These notes were repaid in full during the year ended December 31, 2024.
During the years ended December 31, 2025 and 2023, the Company donated $2 million and $5 million to the Lineage Foundation for Good (the “Foundation”), respectively, which is recorded in General and administrative expense in the consolidated statements of operations and comprehensive income (loss). No material donations were made during the year ended December 31, 2024. The Foundation was organized as a non-profit entity during 2021, and the Company has influence over the Foundation through board representation.

LINEAGE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(20)Commitments and contingencies
(a)Self‑insured risks
The Company is self‑insured for workers’ compensation costs, with the Company’s workers’ compensation plan having an individual claim stop‑loss deductible of $1 million. Self‑insurance liabilities are determined by third-party actuaries. The Company has established restricted cash accounts with banks or directly with the insurers or letters of credit that are collateral for its self‑insured workers’ compensation obligations. The combined amount included in Accounts payable and accrued liabilities and Other long-term liabilities related to workers’ compensation liabilities as of December 31, 2025 and December 31, 2024 was $50 million and $52 million, respectively. The liability represents the gross amount excluding amounts receivable from the insurers. The total included in Prepaid expenses and other current assets and Other assets related to the receivables from insurers as of December 31, 2025 and December 31, 2024 was $14 million and $17 million, respectively.
The Company is also self‑insured for a portion of employee medical costs. The Company has a medical plan with a retained deductible. Medical self‑insurance liabilities are determined by third‑party actuaries. The total included in Accounts payable and accrued liabilities related to medical liabilities as of December 31, 2025 and December 31, 2024 was $14 million and $11 million, respectively.
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
The Company records accruals for environmental matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on current law and existing technologies. The Company believes it is in compliance with applicable environmental regulations in all material respects. Under various U.S. federal, state, and local environmental laws, a current or previous owner or operator of real estate may be liable for the entire cost of investigating, removing, and/or remediating hazardous or toxic substances on such property. Such laws often impose liability, whether or not the owner or operator knew of, or was responsible for, the contamination. Even if more than one person may have been responsible for the contamination, each person covered by the environmental laws may be held responsible for the entire clean-up cost. Most of the Company’s warehouses utilize anhydrous ammonia as a refrigerant. Anhydrous ammonia is classified as a hazardous chemical regulated by the EPA and various other agencies in the locations in which the Company operates, and an accident or significant release of anhydrous ammonia from a warehouse could result in injuries, loss of life, and property damage. There are no material liabilities arising out of environmental matters as of December 31, 2025 and December 31, 2024.

LINEAGE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(d)Occupational Safety and Health Act (OSHA)
The Company’s warehouses located in the U.S. are subject to regulation under OSHA, which requires employers to provide employees with an environment free from hazards, such as exposure to toxic chemicals, excessive noise levels, mechanical dangers, heat or cold stress, and unsanitary conditions. The cost of complying with OSHA and similar laws enacted by states and other jurisdictions in which the Company operates can be substantial, and any failure to comply with these regulations could expose the Company to substantial penalties and/or liabilities to employees who may be injured at the Company’s warehouses. The Company records accruals for OSHA matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The Company believes that it is in compliance with all OSHA regulations in all material respects and that no material unrecorded liabilities exist as of December 31, 2025 and December 31, 2024.
(e)Kennewick, Washington warehouse fire
On April 21, 2024, a fire occurred at the Company’s warehouse in Kennewick, Washington, destroying the building and customer inventories. No employees or other parties were injured. The Company expects all repair, replacement, and clean-up costs to be covered by its insurance policies, excluding any deductibles and self-insured retentions. The net gain or loss is presented in Restructuring, impairment, and (gain) loss on disposals in the Company’s consolidated statements of operations and comprehensive income (loss) and consisted of the following:

	Year Ended December 31,
(in millions)	2025	2024
Loss of carrying value of impaired assets	$—	$25
Clean-up costs	1	29
Less: Insurance reimbursement (1)	(54)	(105)
Net (gain) loss	$(53)	$(51)

(1) Includes business interruption insurance recoveries of $6 million during the year ended December 31, 2025.
In July 2025, the Company received a customer claim for inventories losses associated with the fire, to which the Company believes it has a strong defense. The Company believes this matter is adequately covered by insurance and does not expect the ultimate outcome of this matter to have a material adverse impact on the consolidated financial statements.
On January 21, 2026, a complaint was filed against the Company, the State of Washington and Benton-Franklin Health District alleging damages to certain local residents from the Kennewick fire. The case is at a preliminary stage, and while the potential loss from this complaint cannot be estimated at this time, the Company believes it has strong defenses to the alleged claims and does not expect the ultimate outcome of this matter to have a material adverse impact on the consolidated financial statements.
(f)Tax inquiry
In 2025, the Company received an inquiry from a foreign tax authority related to a historical tax matter. The Company believes the tax authority’s position lacks merit and, if the tax authority were to pursue it, the Company has strong bases on which to vigorously defend the matter. However, if the tax authority were successful in challenging the Company’s position, it could have a material adverse effect on the consolidated financial statements. Given the preliminary stage and the complexities of the inquiry, any potential loss or range of loss cannot be estimated at this time.

LINEAGE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(g)City of St. Clair Shores v. Lineage, Inc., et al.
On August 1, 2025, a putative class action complaint was filed against the Company in the Eastern District of Michigan captioned City of St. Clair Shores Police and Fire Retirement System v. Lineage, Inc., et al., Case No. 2:25-cv-12383 (the “St. Clair Lawsuit”). The St. Clair Lawsuit alleges violations of Sections 11 and 15 of the Securities Act of 1933 on behalf of a putative class of investors who purchased the Company's common stock in the IPO (the “Plaintiffs”). The complaint names as defendants the Company, certain of its current officers and directors, Bay Grove Capital Group LLC, and the Company’s underwriters in the IPO (the “Defendants”). The complaint alleges, among other things, that the Company and certain of its current officers and directors made false and misleading statements and failed to disclose certain information regarding the Company’s business prospects in the lead-up to the IPO. The Plaintiffs seek damages, interest, costs, expenses, attorneys' fees, and other unspecified equitable relief. The case is at a preliminary stage. The Defendants intend to vigorously defend against the claims in the St. Clair Lawsuit. The Company is not able to estimate the possible loss or range of loss in connection with this matter at this time.
(h)Construction Commitments
As of December 31, 2025, the Company has plans to purchase or construct assets, primarily related to new warehouses, expansions, and energy projects, which require an estimated $742 million to complete.
(21)Accumulated other comprehensive income (loss)
The Company reports activity in AOCI for foreign currency translation adjustments and unrealized gains and losses on interest rate and foreign currency hedges. Activity within AOCI was as follows:

	Year Ended December 31,
(in millions)	2025	2024	2023
Foreign currency translation adjustments:
Balance at beginning of period	$(330)	$(149)	$(227)
Foreign currency translation adjustments	258	(207)	88
Amounts allocated to Noncontrolling interests and Redeemable noncontrolling interests	(27)	22	(10)
Reallocation due to change in Noncontrolling interest ownership percentage	—	4	—
Balance at end of period	$(99)	$(330)	$(149)

Derivatives:
Balance at beginning of period	$57	$115	$190
Unrealized gain (loss) on interest rate hedges and foreign currency hedges	8	30	27
Net amount reclassified from AOCI to net income (loss)	(74)	(96)	(118)
Tax effect	5	6	4
Amounts allocated to Noncontrolling interests and Redeemable noncontrolling interests	6	6	12
Reallocation due to change in Noncontrolling interest ownership percentage	—	(4)	—
Balance at end of period	$2	$57	$115

Accumulated other comprehensive income (loss)	$(97)	$(273)	$(34)

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

	Year Ended December 31,
(in millions, except per share amounts)	2025	2024	2023
Earnings (loss) per share - basic and diluted:
Net income (loss) attributable to Lineage, Inc.	$(100)	$(664)	$(77)
Less: Redeemable noncontrolling interest redemption value adjustment	(2)	22	41
Less: Reclassification of the Preference Shares	—	20	—
Net income (loss) attributable to common stockholders - basic and diluted	$(98)	$(706)	$(118)

Weighted average common shares outstanding - basic and diluted	228	191	162
Net income (loss) per share attributable to common stockholders - basic and diluted	$(0.43)	$(3.70)	$(0.73)
The Company’s potential dilutive securities have been excluded from the computation of diluted net earnings (loss) per share, as they are antidilutive. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net earnings (loss) per share attributable to common stockholders is the same.
The Company’s potential common share equivalents as of December 31, 2025, 2024 and 2023 are as follows:
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
•The Company issued certain Put Options and top-up rights. In accordance with ASC 260, Earnings per Share, the incremental shares associated with satisfaction of the Put Options utilizing proceeds of a hypothetical issuance of common shares at market prices represent potential common share equivalents. Payments of top-up rights in the form of shares of common stock represented potential common share equivalents as of December 31, 2024. All Put Options have been settled as of December 31, 2025.
•Before the redemption of Class A units and the Legacy Class A-4 OP units by the seller of MTC Logistics in 2025, as described in Note 2, Capital structure and noncontrolling interests, the holder could elect to receive any combination of cash or Operating Partnership units that equal the excess of $34 million over the fair market value of the units. The Operating Partnership Units that could have been issued in connection with this hypothetical election represented potential common share equivalents as of December 31, 2024 and 2023.
•The Preference Shares further described in Note 2, Capital structure and noncontrolling interests will be redeemed for cash or a variable number of shares of the Company’s common stock on October 1, 2026. The

LINEAGE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Company’s common shares that could be issued to the Co-Investor in settlement of the Preference Shares represent potential common share equivalents.
•Contingent consideration in the form of Operating Partnership units issued in a 2020 acquisition, which shall be issued if a certain customer exercises its purchase option, represent potential common share equivalents.
•Time-based RSUs and performance-based RSUs that were unvested as of December 31, 2025, 2024, and 2023 represent potential common share equivalents because upon vesting, the Company will issue common shares to the awardee.
•BGLH Restricted Units and Management Profits Interests Class C units in LLH MGMT and LLH MGMT II that were unvested as of December 31, 2023 represented potential common share equivalents because upon vesting, the Company would have had to issue common shares or the units would otherwise be able to share in the profits of the Company. There were no unvested BGLH Restricted Units or Class C Units as of December 31, 2025 and 2024.
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

LINEAGE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	Year Ended December 31,
(in millions)	2025	2024	2023
Global Warehousing revenues	$3,950	$3,887	$3,857
Global Integrated Solutions revenues	1,405	1,453	1,485
Total net revenues	5,355	5,340	5,342

Global Warehousing operating costs:
Labor	1,498	1,417	1,402
Power	218	208	204
Other warehouse costs	750	728	743
Total Global Warehousing cost of operations	2,466	2,353	2,349
Global Integrated Solutions cost of operations (1)	1,154	1,222	1,241

Global Warehousing NOI	1,484	1,534	1,508
Global Integrated Solutions NOI	251	231	244
Total segment NOI	1,735	1,765	1,752
Reconciling items:
Stock-based compensation expense and related employer-paid payroll taxes in cost of operations	(14)	(3)	—
General and administrative expense	(574)	(539)	(502)
Depreciation expense	(675)	(659)	(552)
Amortization expense	(220)	(217)	(208)
Acquisition, transaction, and other expense	(67)	(651)	(60)
Goodwill impairment	(48)	—	—
Restructuring, impairment, and gain (loss) on disposals	44	(57)	(32)
Equity income (loss), net of tax	(3)	(6)	(3)
Gain (loss) on foreign currency transactions, net	28	(25)	4
Interest expense, net	(268)	(430)	(490)
Gain (loss) on extinguishment of debt	(3)	(17)	—
Other nonoperating income (expense), net	(50)	(1)	(19)
Net income (loss) before income taxes	$(115)	$(840)	$(110)

Capital expenditures for property, plant, and equipment:
Global Warehousing capital expenditures	$576	$558	$536
Global Integrated Solutions capital expenditures	28	40	78
Corporate capital expenditures	108	105	121
Total capital expenditures for property, plant, and equipment	$712	$703	$735

(1) Cost of operations in the Global Integrated Solutions segment primarily consists of third-party carrier charges, labor, fuel, and rail and vehicle maintenance.
Geographic Information
The following table provides geographic information for the Company’s total revenues for the years ended December 31, 2025, 2024, and 2023 and long-lived assets as of December 31, 2025 and 2024. Revenues from external customers are

LINEAGE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
attributed to each country or region based on the location of the facilities in which the revenues originated. The Company’s Goodwill and Other intangible assets, net are excluded from the definition of long-lived assets.

	Total Revenues			Long-Lived Assets
	2025	2024	2023	2025	2024
North America:
United States	$3,469	$3,412	$3,424	$9,246	$9,122
Canada	283	293	277	934	833
Total North America	3,752	3,705	3,701	10,180	9,955
Europe	1,153	1,186	1,203	2,388	2,171
Asia-Pacific	445	445	434	822	785
Other foreign	5	4	4	—	—
Total	$5,355	$5,340	$5,342	$13,390	$12,911

LINEAGE, INC. AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2025
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

			Initial costs to Company			Gross amount at which carried as of December 31, 2025(1),(3),(6)
Property Description	Number of buildings(7)	Encumbrances	Land	Buildings and improvements	Costs capitalized subsequent to acquisition(1),(2)	Land	Buildings and improvements	Total	Accumulated depreciation(1),(4),(6)	Date of construction(5)	Date acquired
UNITED STATES
Alabama	2	$—	$6	$71	$14	$7	$84	$91	$(21)	Various	2014-2022
Arizona	2	—	22	30	1	22	31	53	(12)	1987	2016-2025
California	18	(116)	153	469	153	178	597	775	(180)	Various	2011-2021
Colorado	3	—	8	149	27	20	164	184	(39)	Various	2014-2021
Delaware	2	—	4	21	5	4	26	30	(5)	Various	2022-2023
Florida	6	(30)	16	95	13	16	108	124	(19)	Various	2019-2023
Georgia	17	(26)	51	423	72	60	486	546	(120)	Various	2010-2023
Idaho	2	—	3	48	5	4	52	56	(11)	Various	2020
Illinois	16	—	80	662	54	84	712	796	(170)	Various	2013-2025
Indiana	5	—	6	81	13	11	89	100	(15)	Various	2017-2021
Iowa	7	—	9	103	38	13	137	150	(55)	Various	2014-2021
Kansas	5	—	58	389	33	66	414	480	(66)	Various	2014-2025
Kentucky	2	—	2	34	11	2	45	47	(18)	Various	2014-2017
Louisiana	1	—	1	6	1	1	7	8	(2)	1998	2020
Maryland	4	—	15	66	9	15	75	90	(13)	Various	2021-2023
Massachusetts	4	(37)	24	84	42	26	124	150	(20)	Various	2019-2023
Michigan	5	—	6	66	12	8	76	84	(11)	Various	2017-2021
Minnesota	2	—	2	73	(11)	9	55	64	(7)	Various	2021-2022
Mississippi	1	—	1	23	12	2	34	36	(13)	1993	2014
Nebraska	4	—	4	50	33	5	82	87	(30)	Various	2014
New Jersey	5	(42)	34	188	21	35	208	243	(32)	Various	2019-2022
New York	8	—	10	109	23	11	131	142	(37)	Various	2020
North Carolina	2	—	3	33	16	3	49	52	(15)	Various	2011-2018
North Dakota	1	—	3	13	1	3	14	17	(4)	1999	2020
Ohio	6	—	11	94	17	12	110	122	(26)	Various	2014-2020
Oklahoma	2	—	4	15	1	4	16	20	(4)	Various	2020-2023

LINEAGE, INC. AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2025
(in millions, except quantity of buildings)

			Initial costs to Company			Gross amount at which carried as of December 31, 2025(1),(3),(6)
Property Description	Number of buildings(7)	Encumbrances	Land	Buildings and improvements	Costs capitalized subsequent to acquisition(1),(2)	Land	Buildings and improvements	Total	Accumulated depreciation(1),(4),(6)	Date of construction(5)	Date acquired
Oregon	8	—	30	226	19	30	245	275	(55)	Various	2011-2020
Pennsylvania	9	—	75	422	53	77	473	550	(93)	Various	2014-2025
South Carolina	3	—	13	60	36	18	91	109	(24)	Various	2014-2021
South Dakota	1	—	7	46	32	9	76	85	(11)	Various	2020
Tennessee	1	—	1	5	2	1	7	8	(2)	1998	2020
Texas	17	(27)	71	502	130	83	620	703	(167)	Various	2011-2025
Utah	2	—	10	29	4	10	33	43	(8)	Various	2014-2022
Virginia	8	(29)	20	187	12	30	189	219	(49)	Various	2011-2023
Washington	38	(162)	71	884	66	75	946	1,021	(215)	Various	2008-2025
Wisconsin	6	—	10	130	68	16	192	208	(39)	Various	2018-2023
CANADA	31	—	251	572	29	242	610	852	(78)	Various	2020-2025
EUROPE
Belgium	5	—	6	56	11	7	66	73	(6)	Various	2020-2024
Denmark	15	—	30	183	63	31	245	276	(58)	Various	2020-2021
France	2	—	4	60	4	4	64	68	(6)	Various	2021
Germany	1	—	—	45	—	—	45	45	—	2025	2025
Italy	3	—	11	23	7	12	29	41	(5)	Various	2021-2024
Netherlands	30	—	175	382	99	186	470	656	(94)	Various	2017-2022
Norway	4	—	13	53	1	13	54	67	(8)	Various	2020-2025
Poland	3	—	2	38	12	3	49	52	(7)	Various	2020-2021
Spain	2	—	11	53	9	12	61	73	(11)	Various	2021-2022
United Kingdom	14	—	54	268	100	64	358	422	(96)	Various	2017-2018
ASIA PACIFIC
Australia	14	—	62	241	14	61	256	317	(45)	Various	2019-2024
New Zealand	27	—	49	109	35	50	143	193	(27)	Various	2020-2023
Singapore	1	—	—	50	4	—	54	54	(10)	2006	2022
Sri Lanka	1	—	—	7	(2)	—	5	5	(1)	Various	2020
Vietnam	5	—	—	44	3	—	47	47	(13)	Various	2020-2023
Total		$(469)	$1,512	$8,070	$1,427	$1,655	$9,354	$11,009	$(2,073)

LINEAGE, INC. AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2025
(in millions, except quantity of buildings)

			Initial costs to Company			Gross amount at which carried as of December 31, 2025(1),(3),(6)
Property Description	Number of buildings(7)	Encumbrances	Land	Buildings and improvements	Costs capitalized subsequent to acquisition(1),(2)	Land	Buildings and improvements	Total	Accumulated depreciation(1),(4),(6)	Date of construction(5)	Date acquired

Land, buildings, and improvements in the construction in progress balance as of December 31, 2025
United States							$283	$283
Canada							16	16
Europe							65	65
Asia Pacific							6	6
Total in construction in progress							$370	$370

Total assets		$(469)	$1,512	$8,070	$1,427	$1,655	$9,724	$11,379	$(2,073)

LINEAGE, INC. AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2025
(in millions, except quantity of buildings)
Schedule III - Footnotes
(1) The following table presents a reconciliation of the gross amount of real estate assets, as presented in Schedule III above, to the sum of the historical book value of buildings, building improvements, refrigeration equipment, land, land improvements, and construction in progress, as disclosed in Note 5, Property, plant, and equipment in the consolidated financial statements as of December 31, 2025:

Reconciliation of total Schedule III assets as of December 31, 2025
Gross amount of real estate assets, as disclosed in Note 5:
Buildings, building improvements, and refrigeration equipment	$9,601
Land and land improvements	1,683
Construction in progress	573
Total	11,857
Less:
Book value of real estate assets in leased facilities	(291)
Book value of construction in progress on non-real estate assets	(189)
Book value of construction in progress on real estate assets in leased facilities	(15)
Book value of other miscellaneous(a)	17
Total reconciling items	(478)
Gross amount of real estate assets, as reported on Schedule III	$11,379

Reconciliation of total Schedule III accumulated depreciation as of December 31, 2025:
Accumulated depreciation, as disclosed in Note 5:	$(3,544)
Less:
Accumulated depreciation - non-real estate assets	1,386
Accumulated depreciation - real estate assets in leased facilities	85
Total reconciling items	1,471
Accumulated depreciation, as reported on Schedule III	$(2,073)

(a) Other miscellaneous includes assets held for sale
(2) Amount includes the cumulative impact of foreign currency translation and the effect of any asset disposals or impairments.
(3) The unaudited aggregate cost for Federal tax purposes as of December 31, 2025 of the company real estate assets was approximately $11.9 billion.

LINEAGE, INC. AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2025
(in millions, except quantity of buildings)
(4) The life on which depreciation is computed in the consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2025 ranges from 1 to 40 years.
(5) Various for properties with multiple buildings or with multiple construction dates due to expansions.
(6) The following table summarizes the Company’s real estate cost and accumulated depreciation activity for the years ended December 31:

	2025	2024	2023
Real estate properties, at cost:
Balance as of January 1	$10,283	$10,020	$9,381
Capital expenditures	429	309	418
Acquisitions	507	292	180
Dispositions	(67)	(28)	(22)
Impairments	(18)	(32)	—
Impact of foreign exchange rate changes and other	245	(278)	63
Balance as of December 31	$11,379	$10,283	$10,020

Accumulated depreciation:
Balance as of January 1	$(1,698)	$(1,427)	$(1,116)
Depreciation Expense	(365)	(336)	(309)
Dispositions	16	18	7
Impact of foreign exchange rate changes and other	(26)	47	(9)
Balance as of December 31	$(2,073)	$(1,698)	$(1,427)

Total real estate properties, net as of December 31	$9,306	$8,585	$8,593
(7) Schedule III building counts include owned buildings, which, in certain circumstances, may have been combined when they are a part of the same property.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Such disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.
Based on this evaluation, our CEO and CFO have concluded that our disclosures controls and procedures were not effective as of December 31, 2025 because of the material weakness described below.
Management’s Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Additionally, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions or that the degree of compliance with policies or procedures may deteriorate.
With the participation of our CEO and CFO, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025, using the criteria set forth in in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. We identified the following material weakness related to information technology general controls (“ITGCs”) as of December 31, 2025:
We did not design and maintain effective ITGCs for information systems that are relevant to the preparation of our consolidated financial statements. Specifically, we did not design and maintain: (i) program change management controls to ensure that program and data changes are identified, tested, authorized, and implemented appropriately; and (ii) user access controls to ensure appropriate segregation of duties and to adequately restrict user and privileged access to appropriate personnel. These IT deficiencies did not result in a material misstatement to the consolidated financial statements, however, the deficiencies, when aggregated, could impact maintaining effective segregation of duties, as well as the effectiveness of IT-dependent controls (such as automated controls that address the risk of material misstatement to one or more assertions, along with the IT controls and underlying data that support the effectiveness of system-generated data and reports) that could result in misstatements potentially impacting all financial statement accounts and disclosures that would not be prevented or detected. Accordingly, management has determined these deficiencies constitute a material weakness.
Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2025.
PricewaterhouseCoopers LLP, independent registered public accounting firm, has performed an audit of, and has issued an attestation report on, the Company’s internal control over financial reporting as of December 31, 2025.

Remediation of Material Weakness
Management remains committed to maintaining a strong internal control environment and has initiated actions to remediate the identified material weakness. Remediation efforts include:
•the recent hiring of IT Compliance and Oversight personnel with responsibility to lead the remediation for the design and operating effectiveness of ITGCs, including the monitoring of effectiveness of these controls;
•enhancing the design of control activities and enforcing supporting documentation retention protocols for all program change management and user access controls; and
•developing and maintaining an enhanced controls training awareness program for new and existing employees addressing ITGCs and related policies, with a focus on program change management and user access controls.
Management will continue to assess the effectiveness of these efforts and adjust remediation plans as necessary. The material weakness will not be considered remediated until all corrective measures have been fully implemented, the relevant controls have operated effectively for a sufficient period, and management has concluded—through testing—that the controls are operating as intended. While management believes the remediation plan will resolve the material weakness, the timing of full remediation cannot be guaranteed.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.
Item 9B. Other Information
None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended December 31, 2025, as such terms are defined in Item 408 of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The following table sets forth certain information concerning the Lineage, Inc. directors and executive officers as of the time of this Annual Report:

Name	Age	Position	Principal Employment
Adam Forste	48	Co-Executive Chairman	Co-Executive Chairman of Lineage, Inc.
Kevin Marchetti	48	Co-Executive Chairman	Co-Executive Chairman of Lineage, Inc.
Greg Lehmkuhl	53	President, Chief Executive Officer, and Director	President and Chief Executive Officer at Lineage, Inc.
Robb LeMasters	48	Chief Financial Officer	Chief Financial Officer at Lineage, Inc.
Jeffrey Rivera	53	Global Chief Operations Officer	Global Chief Operations Officer at Lineage, Inc.
Sudarsan Thattai	52	Chief Information Officer and Chief Transformation Officer	Chief Information Officer and Chief Transformation Officer at Lineage, Inc.
Kelly Burlage	48	Chief Human Resources Officer	Chief Human Resources Officer at Lineage, Inc.
Natalie Matsler	50	Chief Legal Officer and Corporate Secretary	Chief Legal Officer and Corporate Secretary at Lineage, Inc.
Timothy Smith	60	Chief Commercial Officer	Chief Commercial Officer at Lineage, Inc.
Brian McGowan	52	Chief Network Optimization Officer	Chief Network Optimization Officer at Lineage, Inc.
Gregory Bryan	62	Chief Integrated Solutions Officer	Chief Integrated Solutions Officer at Lineage, Inc.
Abigail Fleming	44	Chief Accounting Officer	Chief Accounting Officer at Lineage, Inc.
Shellye Archambeau	63	Director	Retired
John Carrafiell	60	Director	Co-Chief Executive Officer of BentallGreenOak
Joy Falotico	58	Director	Retired
Luke Taylor	48	Director	Co-President at Stonepeak
Michael Turner	53	Director	Co-Founder and Chief Executive Officer at Superkey Insurance LLC
Lynn Wentworth	67	Director	Retired
James Wyper	36	Director	Senior Managing Director, Head of U.S. Private Equity and Head of Transportation & Logistics at Stonepeak
Code of Conduct
The Company’s Code of Conduct, which is applicable to all directors, officers, and employees of the Company, including the principal executive officer, the principal financial officer and the principal accounting officer, is available on the Investor Relations section of the Company’s website (ir.onelineage.com). The Company intends to post amendments to, or waivers from, its Code of Conduct (to the extent applicable to the Company’s directors, executive officers, or principal financial officers) at this location on its website.
The other information required by Item 10 is incorporated by reference to our 2026 Proxy Statement, which will be filed with the SEC no later than 120 days after December 31, 2025.

Item 11. Executive Compensation
The information required by Item 11 is incorporated by reference to our 2026 Proxy Statement, which will be filed with the SEC no later than 120 days after December 31, 2025.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is incorporated by reference to our 2026 Proxy Statement, which will be filed with the SEC no later than 120 days after December 31, 2025.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is incorporated by reference to our 2026 Proxy Statement, which will be filed with the SEC no later than 120 days after December 31, 2025.
Item 14. Principal Accountant Fees and Services
The information required by Item 14 is incorporated by reference to our 2026 Proxy Statement, which will be filed with the SEC no later than 120 days after December 31, 2025.
Part IV
Item 15. Exhibits and Financial Statement Schedules

Exhibit No.	Description
3.1	Articles of Amendment and Restatement of Lineage, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (File No. 333-280997), filed on July 25, 2024).
3.2	Amended and Restated Bylaws of Lineage, Inc. (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (File No. 333-280997), filed on July 25, 2024).
3.3	Agreement of Limited Partnership of Lineage OP, LP (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-42191), filed on July 26, 2024).
3.4	Unit Designation – Legacy units of Lineage OP, LP (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-42191), filed on July 26, 2024).
3.5
Tenth Amended and Restated Operating Agreement of Lineage Logistics Holdings, LLC (incorporated by reference to Exhibit 10. 1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-42191), filed on November 5, 2025).

4.1
Form of Common Stock Certificate of Lineage, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-11 (File No. 333-280470), confidentially submitted on May 3, 2024).

4.2	Description of Capital Stock (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K (File No. 001-42191), filed on February 26, 2025.
4.3
Indenture, dated as of June 17, 2025, among Lineage OP, LP, Lineage, Inc. and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-42191), filed on June 17, 2025).

4.4
First Supplemental Indenture, dated as of June 17, 2025, among Lineage OP, LP, Lineage, Inc., the other guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee, including a form of 5.250% Senior Notes due 2030 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 001-42191), filed on June 17, 2025).

4.5
Second Supplemental Indenture, dated as of November 26, 2025, among Lineage OP, LP, Lineage Europe Finco B.V. and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-4 (File No. 333-292261), filed on December 18, 2025).

4.6
Indenture, dated as of November 26, 2025, among Lineage Europe Finco B.V., Lineage, Inc., Lineage OP, LP and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-42191), filed on December 2, 2025).

4.7
First Supplemental Indenture, dated as of November 26, 2025, among Lineage Europe Finco B.V., Lineage, Inc., Lineage OP, LP, the other guarantors party thereto, U.S. Bank Trust Company, National Association, as trustee, registrar and transfer agent, and U.S. Bank Europe DAC, as paying agent, including a form of 4.125% Senior Notes due 2031 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 001-42191), filed on December 2, 2025).

10.1†
Form of Restrictive Covenants Agreement between Lineage, Inc. and each of Adam Forste and Kevin Marchetti (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-11 (File No. 333-280470), filed on June 26, 2024).

10.2†	Amended and Restated 2024 Incentive Award Plan (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-11 (File No. 333-280470), filed on June 26, 2024).
10.3†
Form of Performance LTIP Unit Agreement (Amended and Restated 2024 Incentive Award Plan) (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-11 (File No. 333-280470), filed on July 16, 2024).

10.4†
Form of Time-Based LTIP Unit Agreement (Amended and Restated 2024 Incentive Award Plan) (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-11 (File No. 333-280470), filed on June 26, 2024).

10.5†
Form of Performance RSU Agreement (Amended and Restated 2024 Incentive Award Plan) (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-11 (File No. 333-280470), filed on July 16, 2024).

10.6†
Form of Time-Based RSU Agreement (Amended and Restated 2024 Incentive Award Plan) (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-11 (File No. 333-280470), filed on June 26, 2024).

10.7†
Form of Stock Payment Agreement (Amended and Restated 2024 Incentive Award Plan) (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-11 (File No. 333-280470), filed on June 26, 2024).

10.8†
Director Form of Time-Based RSU Agreement (Amended and Restated 2024 Incentive Award Plan) (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-11 (File No. 333-280470), filed on June 26, 2024).

10.9†
Form of Indemnification Agreement between Lineage, Inc. and each of its directors and executive officers (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-11 (File No. 333-280470), filed on June 26, 2024).

10.10
Transition Services Agreement, dated July 24, 2024, between Lineage Logistics Holdings, LLC and Bay Grove Management Company, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-42191), filed on July 26, 2024).

10.11
Stockholders Agreement, dated July 24, 2024, among Lineage, Inc. and the investors party thereto (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-42191), filed on July 26, 2024).

10.12
Registration Rights Agreement, dated July 24, 2024, between Lineage, Inc. and BG Lineage Holdings, LLC (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 001-42191), filed on July 26, 2024).

10.13
Registration Rights Agreement, dated July 24, 2024, among Lineage, Inc., Adam Forste, Kevin Marchetti and the other holders party thereto (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K (File No. 001-42191), filed on July 26, 2024).

10.14
Put Option Agreement, dated July 24, 2024, among Lineage, Inc., Lineage OP, LP, Lineage Logistics Holdings, LLC and BG Lineage Holdings, LLC (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K (File No. 001-42191), filed on July 26, 2024).

10.15
Expense Reimbursement and Indemnification Agreement, dated July 24, 2024 (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K (File No. 001-42191), filed on July 26, 2024).

10.16
Amended and Restated Revolving Credit and Term Loan Agreement, dated as of February 15, 2024, among Lineage Logistics Holdings, LLC, Lineage OP, LLC, Lineage, Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the other agents and lenders named therein (incorporated by reference to Exhibit 10.32 to the Company’s Registration Statement on Form S-11 (File No. 333-280470), filed on June 26, 2024).

10.17
First Amendment to Amended and Restated Revolving Credit and Term Loan Agreement, dated as of June 25, 2024, among Lineage Logistics, LLC, Lineage Logistics Holdings, LLC, Lineage OP, LLC, Lineage, Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the other agents and lenders named therein (incorporated by reference to Exhibit 10.40 to the Company’s Registration Statement on Form S-11 (File No. 333-280470), filed on July 16, 2024).

10.18
Second Amendment to Amended and Restated Revolving Credit and Term Loan Agreement, dated as of November 26, 2025, among Lineage Logistics, LLC, Lineage Logistics Holdings, LLC, Lineage OP, LLC, Lineage, Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the other agents and lenders named therein (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-4 (File No. 333-292261), filed on December 18, 2025).

10.19
Note Purchase Agreement, dated as of August 20, 2021, among Lineage Logistics, LLC, Lineage Treasury Europe B.V., Lineage Logistics Holdings, LLC, each Obligor Affiliate named therein and each of the Purchasers named therein (incorporated by reference to Exhibit 10.35 to the Company’s Registration Statement on Form S-11 (File No. 333-280470), filed on June 26, 2024).

10.20
First Amendment to Note Purchase Agreement, dated as of September 9, 2022, among Lineage Logistics, LLC, Lineage Treasury Europe B.V., Lineage Logistics Holdings, LLC, each Obligor Affiliate named therein and each of the Purchasers named therein (incorporated by reference to Exhibit 10.36 to the Company’s Registration Statement on Form S-11 (File No. 333-280470), filed on June 26, 2024).

10.21
Second Amendment, Joinder Agreement and Release dated as of September 19, 2024 to Note Purchase Agreement dated as of August 20, 2021 among the Company, Lineage Logistics, LLC, Lineage Treasury Europe B.V., Lineage Logistics Holdings, LLC, each other Obligor Affiliate signatory thereto and the Purchasers signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-42191), filed on September 23, 2024).

10.22
Note Purchase Agreement, dated as of August 15, 2022, among Lineage Logistics, LLC, Lineage Treasury Europe B.V., Lineage Logistics Holdings, LLC, each Obligor Affiliate named therein and each of the Purchasers named therein (incorporated by reference to Exhibit 10.37 to the Company’s Registration Statement on Form S-11 (File No. 333-280470), filed on June 26, 2024).

10.23
First Amendment, Joinder Agreement and Release dated as of September 19, 2024 to Note Purchase Agreement dated as of August 15, 2022 among the Company, Lineage Logistics, LLC, Lineage Treasury Europe B.V., Lineage Logistics Holdings, LLC, each other Obligor Affiliate signatory thereto and the Purchasers signatory thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-42191), filed on September 23, 2024).

10.24†
International Long-Term Assignment Letter, dated December 10, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-42191), filed on December 11, 2024).

10.25†	Non-Employee Director Compensation Program (incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-4/A (File No. 333-292261), filed January 15, 2026).

10.26†
Second Amended and Restated Employment Agreement by and between Lineage, Inc., Lineage Logistics Services, LLC, Lineage Logistics Holdings, LLC and Greg Lehmkuhl (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-42191), filed on April 21, 2025).

10.27†
Second Amended and Restated Employment Agreement by and between Lineage, Inc., Lineage Logistics Services, LLC, Lineage Logistics Holdings, LLC and Rob Crisci (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-42191), filed on April 21, 2025).

10.28†	Amended and Restated Lineage, Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-42191), filed on April 21, 2025).
10.29†
Form of 2025 Bonus Program Performance RSU Agreement (Amended and Restated 2024 Incentive Award Plan) (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (File No. 001-42191), filed April 30, 2025).

10.30†
Form of 2025 Performance LTIP Unit Agreement (Amended and Restated 2024 Incentive Award Plan) (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q (File No. 001-42191), filed April 30, 2025).

10.31†
Form of 2025 Performance RSU Agreement (Amended and Restated 2024 Incentive Award Plan) (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q (File No. 001-42191), filed April 30, 2025).

10.32
Registration Rights Agreement, dated as of June 17, 2025, among Lineage OP, LP, Lineage, Inc., the other guarantors party thereto and J.P. Morgan Securities LLC, BofA Securities, Inc., Wells Fargo Securities, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-42191), filed on June 17, 2025).

10.33†
Letter Agreement, dated October 17, 2025, by and between Robb LeMasters and Lineage, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No, 001-42191), filed on October 20, 2025).

10.34†
Transition Agreement between Rob Crisci and Lineage Logistics Holdings, LLC (incorporated by reference to Exhibit 10. 2 to the Company’s Current Report on Form 10-Q (File No. 001-42191), filed on November 5, 2025).

10.35
Registration Rights Agreement, dated as of November 26, 2025, among Lineage Europe Finco B.V., Lineage, Inc., Lineage OP, LP, the other guarantors party thereto and Wells Fargo Securities International Limited, J.P. Morgan Securities plc and BofA Securities Europe SA (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-42191), filed on December 2, 2025).

19.1	Lineage, Inc. Insider Trading Compliance Policy and Procedures (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K (File No. 001-42191), filed on February 26, 2025).
21.1	List of Subsidiaries.
22.1	List of Subsidiary Guarantors. (incorporated by reference to Exhibit 22.1 to the Company’s Registration Statement on Form S-4 (File No. 333-292261), filed on December 18, 2025).
23.1	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP.
23.2	Consent of Independent Registered Public Accounting Firm, KPMG LLP.
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1
Lineage, Inc. Policy for Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K (File No. 001-42191), filed on February 26, 2025).

101
The following financial information from the Company’s Annual Report on Form 10-K for the period ended December 31, 2025 is formatted in iXBRL (“eXtensible Business Reporting Language”): (i) consolidated balance sheets, (ii) consolidated statements of operations and comprehensive income (loss), (iii) consolidated statements of redeemable noncontrolling interests and equity, (iv) consolidated statements of cash flows and (v) the notes to consolidated financial statements.

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

Lineage, Inc.
(Registrant)

February 25, 2026	/s/ Abigail Fleming
Date	(Signature)
Abigail Fleming
Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Greg Lehmkuhl	President, Chief Executive Officer, and Director (Principal Executive Officer)	February 25, 2026
Greg Lehmkuhl

/s/ Robb LeMasters	Chief Financial Officer (Principal Financial Officer)	February 25, 2026
Robb LeMasters

/s/ Abigail Fleming	Chief Accounting Officer (Principal Accounting Officer)	February 25, 2026
Abigail Fleming

/s/ Adam Forste	Co-Executive Chairman	February 25, 2026
Adam Forste

/s/ Kevin Marchetti	Co-Executive Chairman	February 25, 2026
Kevin Marchetti

/s/ Shellye Archambeau	Director	February 25, 2026
Shellye Archambeau

/s/ John Carrafiell	Director	February 25, 2026
John Carrafiell

/s/ Joy Falotico	Director	February 25, 2026
Joy Falotico

/s/ Luke Taylor	Director	February 25, 2026
Luke Taylor

/s/ Michael Turner	Director	February 25, 2026
Michael Turner

/s/ Lynn Wentworth	Director	February 25, 2026
Lynn Wentworth

/s/ James Wyper	Director	February 25, 2026
James Wyper