Form 10-Q
period 2026-03-31
Lineage, Inc.
filed 2026-05-06
CIK 1868159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 001-42191
___________________________________
Lineage, Inc.
(Exact name of registrant as specified in its charter)
___________________________________

Maryland	82-1271188
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

46500 Humboldt Drive, Novi, Michigan	48377
(Address of Principal Executive Offices)	(Zip Code)
(800) 678-7271
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	LINE	The Nasdaq Stock Market LLC
4.125% Senior Notes due 2031	LINE31	The Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of April 30, 2026, the registrant had outstanding 227,674,365 shares of common stock.

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
•the impact of any financial, accounting, legal, tax, or regulatory issues or litigation that may affect us; and
•additional factors discussed in the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in this Quarterly Report on Form 10-Q and in the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in our most recent Annual Report on Form 10-K.
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

Part I - Financial Information
Item 1. Financial Statements

LINEAGE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except par values)

	March 31,	December 31,
	2026	2025
	(Unaudited)
Assets
Current assets:
Cash, cash equivalents, and restricted cash	$67	$66
Accounts receivable, net	917	896
Inventories	137	145
Prepaid expenses and other current assets	142	132
Total current assets	1,263	1,239
Non-current assets:
Property, plant, and equipment, net	11,273	11,338
Finance lease right-of-use assets, net	1,081	1,101
Operating lease right-of-use assets, net	608	616
Equity method investments	135	131
Goodwill	3,438	3,466
Other intangible assets, net	1,052	1,090
Other assets	198	204
Total assets	$19,048	$19,185
Liabilities, Redeemable Noncontrolling Interests, and Equity
Current liabilities:
Accounts payable and accrued liabilities	$1,273	$1,331
Accrued dividends and distributions	137	134
Deferred revenue	78	81
Current portion of long-term debt, net	2	2
Total current liabilities	1,490	1,548
Non-current liabilities:
Long-term finance lease obligations	1,206	1,216
Long-term operating lease obligations	587	599
Deferred income tax liability	286	303
Long-term debt, net	6,258	6,107
Other long-term liabilities	166	169
Total liabilities	9,993	9,942
Commitments and contingencies (Note 15)
Redeemable noncontrolling interests	—	7
Stockholders’ equity:
Common stock, $0.01 par value per share – 500 authorized shares; 227 issued and outstanding at March 31, 2026 and December 31, 2025	2	2
Additional paid-in capital - common stock	10,816	10,780
Retained earnings (accumulated deficit)	(2,608)	(2,439)
Accumulated other comprehensive income (loss)	(122)	(97)
Total stockholders’ equity	8,088	8,246
Noncontrolling interests	967	990
Total equity	9,055	9,236
Total liabilities, redeemable noncontrolling interests, and equity	$19,048	$19,185
See accompanying notes to condensed consolidated financial statements.

LINEAGE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in millions, except per share amounts)

	Three Months Ended March 31,
	2026	2025
	(Unaudited)
Net revenues	$1,297	$1,292
Cost of operations	880	876
General and administrative expense	141	154
Depreciation expense	177	158
Amortization expense	56	54
Acquisition, transaction, and other expense	4	15
Restructuring, impairment, and (gain) loss on disposals	3	(21)
Total operating expense	1,261	1,236
Income from operations	36	56
Other income (expense):
Equity income (loss), net of tax	(3)	(4)
Gain (loss) on foreign currency transactions, net	3	16
Interest expense, net	(84)	(60)
Other nonoperating income (expense), net	1	—
Total other income (expense), net	(83)	(48)
Net income (loss) before income taxes	(47)	8
Income tax expense (benefit)	4	8
Net income (loss)	(51)	—
Less: Net income (loss) attributable to noncontrolling interests	(5)	—
Net income (loss) attributable to Lineage, Inc.	(46)	—

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on interest rate hedges and foreign currency hedges	5	(17)
Foreign currency translation adjustments	(33)	64
Comprehensive income (loss)	(79)	47
Less: Comprehensive income (loss) attributable to noncontrolling interests	(8)	5
Comprehensive income (loss) attributable to Lineage, Inc.	$(71)	$42

Basic earnings (loss) per share	$(0.18)	$0.01
Diluted earnings (loss) per share	$(0.18)	$0.01

Weighted average common shares outstanding:
Basic	227	228
Diluted	227	228
See accompanying notes to condensed consolidated financial statements.

LINEAGE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY (Unaudited)

	Redeemable noncontrolling interests	Common Stock			Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total equity
(in millions, except per share amounts)		Number of shares	Amount at par value	Additional paid-in capital
Balance as of December 31, 2024	$43	228	$2	$10,764	$(1,855)	$(273)	$1,013	$9,651
Dividends ($0.53 per common share) and other distributions ($0.53 per OP Unit and OPEU)	—	—	—	—	(121)	—	(14)	(135)
Stock-based compensation	—	—	—	19	—	—	21	40
Other comprehensive income (loss)	—	—	—	—	—	42	5	47
Redeemable noncontrolling interest redemption value adjustment	(2)	—	—	2	—	—	—	2
Net income (loss)	—	—	—	—	—	—	—	—
Reallocation of noncontrolling interests	—	—	—	6	—	—	(6)	—
Balance as of March 31, 2025	$41	228	$2	$10,791	$(1,976)	$(231)	$1,019	$9,605
See accompanying notes to condensed consolidated financial statements.

LINEAGE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY (Unaudited)

	Redeemable noncontrolling interests	Common Stock			Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total equity
(in millions, except per share amounts)		Number of shares	Amount at par value	Additional paid-in capital
Balance as of December 31, 2025	$7	227	$2	$10,780	$(2,439)	$(97)	$990	$9,236
Dividends ($0.53 per common share) and other distributions ($0.53 per OP Unit and OPEU)	—	—	—	—	(123)	—	(13)	(136)
Stock-based compensation	—	—	—	17	—	—	13	30
Withholding of common stock for employee taxes	—	—	—	(1)	—	—	—	(1)
Other comprehensive income (loss)	—	—	—	—	—	(25)	(3)	(28)
Redemption of redeemable noncontrolling interests	(7)	—	—	5	—	—	—	5
Net income (loss)	—	—	—	—	(46)	—	(5)	(51)
Reallocation of noncontrolling interests	—	—	—	10	—	—	(10)	—
OP Units reclassification	—	—	—	5	—	—	(5)	—
Balance as of March 31, 2026	$—	227	$2	$10,816	$(2,608)	$(122)	$967	$9,055
See accompanying notes to condensed consolidated financial statements.

LINEAGE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Three Months Ended March 31,
	2026	2025
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(51)	$—
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for credit losses	1	1
Gain on insurance recovery	(4)	(24)
Depreciation and amortization	233	212
Stock-based compensation	30	40
(Gain) loss on foreign currency transactions, net	(3)	(16)
Deferred income tax	1	11
Other operating activities	8	15
Changes in operating assets and liabilities (excluding effects of acquisitions):
Accounts receivable	(32)	(24)
Prepaid expenses, other assets, and other long-term liabilities	(16)	(39)
Inventories	6	12
Accounts payable and accrued liabilities and deferred revenue	(45)	(51)
Right-of-use assets and lease obligations	2	2
Net cash provided by operating activities	130	139
Cash flows from investing activities:
Purchase of property, plant, and equipment	(185)	(151)
Proceeds from sale of assets	17	2
Proceeds from insurance recovery on impaired long-lived assets	6	17
Investments in Emergent Cold LatAm Holdings, LLC	(2)	(7)
Other investing activity	—	1
Net cash used in investing activities	(164)	(138)
Cash flows from financing activities:
Dividends and other distributions	(133)	(134)
Repayments of long-term debt and finance leases	(180)	(25)
Borrowings on Revolving Credit Facility	679	582
Repayments on Revolving Credit Facility	(325)	(398)
Other financing activity	(5)	(4)
Net cash provided by financing activities	36	21
Impact of foreign exchange rates on cash, cash equivalents, and restricted cash	(1)	—
Net increase (decrease) in cash, cash equivalents, and restricted cash	1	22
Cash, cash equivalents, and restricted cash at the beginning of the period	66	175
Cash, cash equivalents, and restricted cash at the end of the period	$67	$197

LINEAGE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Three Months Ended March 31,
	2026	2025
	(Unaudited)
Supplemental disclosures of cash flow information:
Cash paid for taxes, net of refunds	$7	$1
Cash paid for interest, net of capitalized interest	$89	$86
Noncash activities:
Purchases of property, plant, and equipment in Accounts payable and accrued liabilities	$124	$78
Accrued dividends, distributions, and dividend equivalents	$136	$135
Assets acquired through exercise of a purchase option in a finance lease	$—	$11
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
Lineage, Inc. together with its subsidiaries (individually or collectively as the context requires, the “Company”) is a global temperature-controlled warehouse real estate investment trust (“REIT”) with a modern and strategically located network of temperature-controlled warehouses. The Company offers a broad range of essential warehousing services and integrated solutions for a variety of customers with complex requirements in the food supply chain. The Company's primary business is temperature-controlled warehousing, and the Company owns and operates the majority of its facilities. The Company provides customers with storage space, as well as handling and other warehousing services. The Company may rent to a customer an entire warehouse, a set amount of reserved space in a warehouse for a set term, or non-exclusive space in a warehouse pursuant to a storage agreement. In addition, the Company operates several critical and value-add temperature-controlled business lines within its integrated solutions business, including, among others, transportation and refrigerated rail car leasing. Lineage Logistics Holdings, LLC (“LLH”) is the Company’s principal operating subsidiary. Bay Grove Management Company, LLC (“Bay Grove Management”), an affiliate of Bay Grove Capital, LLC (“Bay Grove Capital”), provides LLH operating support pursuant to a transition services agreement. As of the date of these financial statements, the majority of the outstanding common shares of the Company were held by BG Lineage Holdings, LLC, a Delaware limited liability company. The Company is the general partner of Lineage OP, LP (“Lineage OP” or the “Operating Partnership”) and owns a controlling 90% financial interest in Lineage OP. Lineage OP holds all direct interests in LLH other than certain interests held by BG Maverick, LLC (“BG Maverick”).
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
The accompanying condensed consolidated financial statements include the accounts of Lineage, Inc. consolidated with the accounts of all subsidiaries and affiliates in which the Company holds a controlling financial interest as of the financial statement date. The operating results for the interim periods ended March 31, 2026 and 2025 are not necessarily indicative of results for the full year and should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in its Annual Report on Form 10-K for the year ended December 31, 2025.
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
(d)Accounts receivable
Accounts receivable are recorded at the invoiced amount and are stated net of estimated allowances for credit losses. The Company’s allowance for credit losses was $10 million as of both March 31, 2026 and December 31, 2025.

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
(e)Investments in partially owned nonconsolidated entities
The Company accounts for its investments in partially owned entities where the Company does not have a controlling interest but has significant influence using the equity method of accounting, under which the Company’s share of net income or loss of the entity is recognized in income or loss and presented in Equity method investments in the condensed consolidated balance sheets. Allocations of profits and losses are made per the terms of the organizational documents. The Company’s ownership percentages in such entities range from 8.8% to 50.0%.
The Company has committed to invest up to a total of $108 million in its equity method investment Emergent Cold LatAm Holdings, LLC (“LatAm”). The Company has invested a total of $101 million as of March 31, 2026, of which the Company invested $2 million and $7 million during the three months ended March 31, 2026 and 2025, respectively. The Company has an option to purchase the remaining equity interests in LatAm until July 2027. As of March 31, 2026, the Company has not exercised this option.
The Company has interests in partially owned entities where the Company does not have a controlling interest or significant influence. These investments do not have readily determinable fair values, and the Company has elected the measurement alternative to measure these investments at cost less impairment, adjusted by observable price changes, with any fair value changes recognized in earnings. Refer to Note 11, Fair value measurements for additional information. As of March 31, 2026 and December 31, 2025, the carrying amount of these investments was $33 million and $32 million, respectively, and is presented in Other assets in the condensed consolidated balance sheets.
(f)Recently adopted accounting pronouncements
There have been no recently adopted accounting pronouncements which could have a material effect on the Company’s financial condition, results of operations, and cash flows other than those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
(g)Recently issued accounting pronouncements not yet adopted
The following table provides a brief description of recent accounting pronouncements that could have a material effect on the Company’s consolidated financial statements.

Standard	Description	Date of Adoption	Effect on the Financial Statements or Other Significant Matters
ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses	This Accounting Standards Update (“ASU”) enhances disclosures about a public business entity’s expenses and requires more detailed information about the types of expenses that are included in certain expense captions in the consolidated financial statements.	Annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027	The Company expects the adoption of this ASU will result in additional disclosures but will not impact its consolidated financial statements.
ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software	This ASU provides updated guidance about criteria for capitalizing software costs and extends disclosure requirements in Accounting Standards Codification (“ASC”) 360-10 to all capitalized software costs.	Annual and interim reporting periods beginning after December 15, 2027	The Company is currently evaluating the impact this guidance will have on its consolidated financial statements.

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited

Standard	Description	Date of Adoption	Effect on the Financial Statements or Other Significant Matters
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
Lineage, Inc. is authorized to issue up to 500,000,000 common shares with a par value of $0.01 per share. As of March 31, 2026 and December 31, 2025, there were 227,147,768 and 226,967,652 common shares issued and outstanding, respectively. The Company did not repurchase shares of its common stock during the three months ended March 31, 2026 or March 31, 2025.

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
Operating Partnership capital structure
The Operating Partnership’s capital structure as of March 31, 2026 and December 31, 2025 was as follows:

	March 31, 2026	December 31, 2025
Partnership common units owned by Lineage, Inc.	227,147,768	226,967,652
Partnership common units owned by Non-Company LPs	582,745	698,915
Legacy Class A OP Units and Legacy Class B OP Units owned by Non-Company LPs	21,029,599	21,029,599
LTIP Units held by Non-Company LPs (1)	3,667,999	3,667,999
Total	252,428,111	252,364,165

(1) Includes 414,775 and 406,238 units, respectively, granted under the Amended and Restated Lineage 2024 Incentive Award Plan, which have vested but have not yet been converted into partnership common units.

Noncontrolling interest in the Operating Partnership relates to the interest in the Operating Partnership owned by investors other than Lineage, Inc. The Company accounts for the partnership common units, Legacy Class A OP Units, Legacy Class B OP Units (the Legacy Class A OP Units and Legacy Class B OP Units, together the “Legacy OP Units”), and LTIP Units based on their relative ownership percentage of the Operating Partnership. Each time the ownership percentage of the Operating Partnership held by investors in Lineage OP other than Lineage, Inc. (“Non-Company LPs”) and BG Cold, LLC (“BG Cold”) changes, the Company records an adjustment to Noncontrolling interests with a corresponding adjustment in Additional paid-in capital - common stock to appropriately reflect the new ownership percentage and to reflect the Non-Company LPs’ and BG Cold’s share of all capital contributed to the Operating Partnership. All activity related to these interests is included within Noncontrolling interests in the condensed consolidated balance sheets and condensed consolidated statements of redeemable noncontrolling interests and equity.
(b)Noncontrolling Interest in Operating Partnership - Partnership Common Units
Partnership common units include all Operating Partnership capital interests not designated as another class of units in the Operating Partnership’s Agreement of Limited Partnership. Lineage, Inc. holds all partnership common units with the exception of those held by Non-Company LPs. Partnership common units held by Non-Company LPs represent a noncontrolling interest in the Operating Partnership and are included in Noncontrolling interests in the condensed consolidated balance sheets and condensed consolidated statements of redeemable noncontrolling interests and equity.
During the three months ended March 31, 2026, 116,170 partnership common units held by Non-Company LPs were exchanged for an equivalent number of shares of Lineage, Inc. common stock. No such units were exchanged during the three months ended March 31, 2025.
(c)Noncontrolling Interest in Operating Partnership - Legacy Class A OP Units, Legacy Class B OP Units
Prior to the Company’s initial public offering (“IPO”) in 2024, Non-Company LPs held certain Class A and Class B units in the Operating Partnership. These units were reclassified into Legacy OP Units as part of certain changes the Company effectuated in its capital structure in connection with the IPO.
Legacy OP Units are generally not redeemable for cash or other consideration but can be reclassified into an equal number of partnership common units at any time at the discretion of BG Lineage Holdings LHR, LLC, which serves as the representative of all Legacy OP Units. No Legacy OP Units were reclassified into partnership common units during the three months ended March 31, 2026 or March 31, 2025.

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
(e)Redeemable Noncontrolling Interests - Operating Partnership Units
Certain Operating Partnership units held by Non-Company LPs were redeemable at the greater of a fixed redemption amount or fair value if certain liquidation events did not occur. As of December 31, 2025, all such units have been redeemed. During each reporting period that the units were outstanding, the Company accreted the changes in the redemption value of the redeemable noncontrolling interest over the period of issuance to the earliest redemption date and recorded an adjustment if the accreted redemption value was greater than the ASC 810 carrying value. The Company’s adjustments were recorded to Additional paid-in capital - common stock in the condensed consolidated balance sheets and condensed consolidated statements of redeemable noncontrolling interests and equity because the Company was in an accumulated deficit position. These adjustments to equity are not a component of net income (loss), however, they are accounted for in the Company’s calculations of earnings (loss) per share (“EPS”) as disclosed in Note 17, Earnings (loss) per share.
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
The Legacy Class A-4 OP units held by the sellers of MTC Logistics were accounted for as Redeemable noncontrolling interests in the condensed consolidated balance sheets and condensed consolidated statements of redeemable noncontrolling interests and equity due to the put right held by the sellers.
In April 2025, the holder of these units exercised its redemption rights for 219,006 units in exchange for total cash proceeds of $23 million and waived its redemption rights for the remaining 100,000 units, with a one-time top-up of $5 million paid in cash in relation to these remaining units.
LLH Capital Structure
The Operating Partnership owns substantially all outstanding equity interests of LLH except for those held by BG Maverick. The equity interests held by BG Maverick are accounted for as Noncontrolling interests in the condensed consolidated balance sheets and condensed consolidated statements of redeemable noncontrolling interests and equity.
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

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
There were 1,461,148 OPEUs outstanding, which represents 0.6% ownership in LLH, as of both March 31, 2026 and December 31, 2025.
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
Noncontrolling interests in Other Consolidated Subsidiaries also include Series A Preferred shares issued by each of the Company’s REIT subsidiaries to third-party investors. The Company’s REIT subsidiaries had an aggregate amount of 373 Series A Preferred shares held by third parties outstanding as of both March 31, 2026 and December 31, 2025.
(h)Convertible Redeemable Noncontrolling Interests - Kloosterboer Preference Shares
In 2021, the Company issued non-voting preferred equity instruments (“Preference Shares”) to the seller (the “Co-Investor”) in connection with the Company’s acquisition of Kloosterboer Group B.V. and its subsidiaries (“Kloosterboer”). As of both March 31, 2026 and December 31, 2025, there were 2,214,553 Preference Shares outstanding. Upon completion of the IPO, the Preference Shares were reclassified in the condensed consolidated balance sheets from Redeemable noncontrolling interests to a liability based on the fair value of the instrument at the time of reclassification. Subsequent to the reclassification, the liability is being accreted up to the October 1, 2026 redemption value using an effective interest method. Its carrying value was $291 million and $294 million as of March 31, 2026 and December 31, 2025, respectively, and is recorded in Accounts payable and accrued liabilities in the condensed consolidated balance sheets.
(i)Redeemable Noncontrolling Interests - Operating Subsidiaries
In August 2023, the Company acquired a 75.0% ownership in Ha Noi Steel Pipe Joint Stock Company (“SK Logistics”). On each of September 30, 2025 and September 30, 2026, the noncontrolling shareholders had the right to sell the remaining 25.0% of SK Logistics to the Company, as such, this noncontrolling interest was classified as redeemable in the Company’s condensed consolidated balance sheets and condensed consolidated statements of redeemable noncontrolling interests and equity.
In March 2026, the Company purchased the noncontrolling shareholders’ shares in SK Logistics for $2 million. As a result, Redeemable noncontrolling interests of $7 million was derecognized in the condensed consolidated balance sheets and condensed consolidated statements of redeemable noncontrolling interests and equity. The $5 million difference between the consideration paid and the carrying value was recorded as an adjustment to Additional paid-in capital - common stock.
Until the redemption, the Company accreted the changes in the redemption value of the redeemable noncontrolling interests over the period of issuance to the earliest redemption date and, if necessary, recorded an adjustment to the redeemable noncontrolling interests. The Company’s adjustments were recorded to Additional paid-in capital - common stock in the condensed consolidated balance sheets and condensed consolidated statements of redeemable noncontrolling interests and equity. In accordance with ASC 810, the value was adjusted to reflect the lower of the redemption value or the ASC 810 value, which represents the floor. During the three months ended March 31, 2025, previously recorded accretion of $4 million was reversed to reflect a decline in redemption value to its ASC 810 value.

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
Below is a summary of all activity for the Company’s redeemable noncontrolling interests, which are discussed in further detail above.

(in millions)	Redeemable Noncontrolling Interests - Operating Partnership Units	Redeemable Noncontrolling Interest - Operating Subsidiaries	Total Redeemable Noncontrolling Interests
Balance as of December 31, 2024	$32	$11	$43
Redeemable noncontrolling interest redemption value adjustment	2	(4)	(2)
Balance as of March 31, 2025	$34	$7	$41

(in millions)	Redeemable Noncontrolling Interest - Operating Subsidiaries	Total Redeemable Noncontrolling Interests
Balance as of December 31, 2025	$7	$7
Redemption of redeemable noncontrolling interests	(7)	(7)
Balance as of March 31, 2026	$—	$—
Below is a summary of all activity for the Company’s noncontrolling interests, which are discussed in further detail above.

(in millions)	Operating Partnership Units	Noncontrolling Interests in Other Consolidated Subsidiaries	Noncontrolling Interest in Other Consolidated Subsidiaries - OPEU	Total Noncontrolling Interests
Balance as of December 31, 2024	$944	$14	$55	$1,013
Distributions ($0.53 per OP Unit and OPEU)	(13)	—	(1)	(14)
Stock-based compensation	21	—	—	21
Other comprehensive income (loss)	5	—	—	5
Reallocation of noncontrolling interests	(6)	—	—	(6)
Balance as of March 31, 2025	$951	$14	$54	$1,019

(in millions)	Operating Partnership Units	Noncontrolling Interests in Other Consolidated Subsidiaries	Noncontrolling Interest in Other Consolidated Subsidiaries - OPEU	Total Noncontrolling Interests
Balance as of December 31, 2025	$925	$12	$53	$990
Distributions ($0.53 per OP Unit and OPEU)	(12)	—	(1)	(13)
Stock-based compensation	13	—	—	13
Other comprehensive income (loss)	(3)	—	—	(3)
Net income (loss)	(5)	—	—	(5)
Reallocation of noncontrolling interests	(10)	—	—	(10)
OP Units reclassification	(5)	—	—	(5)
Balance as of March 31, 2026	$903	$12	$52	$967
In the tables above, Operating Partnership units include Partnership common units held by Non-Company LPs, Legacy OP Units held by Non-Company LPs, and LTIP Units held by Non-Company LPs.

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
(3)Revenue
The following table disaggregates the Company’s net revenues by major stream and reportable segment.

	Three Months Ended March 31,
(in millions)	2026	2025
Warehousing operations	$856	$843
Warehouse lease revenues	72	68
Managed services	53	27
Other	4	6
Total Global Warehousing	985	944

Transportation	150	188
Food sales	44	44
Redistribution revenues	59	54
E-commerce and other	40	43
Railcar lease revenues	19	19
Total Global Integrated Solutions	312	348
Total net revenues	$1,297	$1,292
As of March 31, 2026, the Company had $1,727 million of remaining unsatisfied performance obligations from contracts with customers subject to a non-cancellable term and within contracts that have an original expected duration exceeding one year. These obligations also do not include variable consideration beyond the non-cancellable term, which is fully constrained because the amount cannot be reasonably estimated. The Company expects to recognize 18.8% of these remaining performance obligations as revenue over the next 12 months and the remaining 81.2% to be recognized over a weighted average period of 10.4 years through 2043.
Accounts receivable balances related to contracts with customers were $811 million and $785 million as of March 31, 2026 and December 31, 2025, respectively.
Deferred revenue balances related to contracts with customers were $78 million and $80 million as of March 31, 2026 and December 31, 2025, respectively. Substantially all revenue that was included in the deferred revenue balance at the beginning of 2026 has been recognized as of March 31, 2026 and represents revenue from the satisfaction of storage and handling services billed in advance.
(4)Property, plant, and equipment
Property, plant, and equipment, net consists of the following:

(in millions)	March 31, 2026	December 31, 2025
Buildings, building improvements, and refrigeration equipment	$9,700	$9,601
Land and land improvements	1,692	1,683
Machinery and equipment	1,779	1,732
Railcars	539	540
Furniture, fixtures, equipment, and software	765	753
Gross property, plant, and equipment	14,475	14,309
Less: Accumulated depreciation	(3,701)	(3,544)
Construction in progress	499	573
Property, plant, and equipment, net	$11,273	$11,338

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
(5)Goodwill and other intangible assets, net
Goodwill
Changes in the carrying amount of goodwill for each reportable segment for the three months ended March 31, 2026 are as follows:

(in millions)	Global Warehousing	Global Integrated Solutions	Total
Balance as of December 31, 2025 (1)	$2,838	$628	$3,466
Foreign currency translation and other	(24)	(4)	(28)
Balance as of March 31, 2026 (1)	$2,814	$624	$3,438

(1) Net of accumulated impairment losses of $48 million as of March 31, 2026 and December 31, 2025.
Other Intangible Assets
The following are the Company’s total other intangible assets:

	March 31, 2026			December 31, 2025
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$1,500	$(540)	$960	$1,512	$(516)	$996
In-place leases	86	(24)	62	86	(23)	63
Technology	32	(12)	20	32	(12)	20
Assembled workforce	9	(4)	5	9	(3)	6
Other	14	(9)	5	28	(23)	5
Other intangible assets	$1,641	$(589)	$1,052	$1,667	$(577)	$1,090
During the three months ended March 31, 2026 and 2025, the Company derecognized fully-amortized intangible assets and the associated accumulated amortization totaling $14 million and $12 million, respectively.
(6)Prepaid expenses and other current assets

(in millions)	March 31, 2026	December 31, 2025
Prepaid expenses	$94	$79
Other current assets	48	53
Prepaid expenses and other current assets	$142	$132
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

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
The Company’s effective tax rate for the three months ended March 31, 2026 and 2025 was (8.5)% and 100.0%, respectively. The annual effective tax rates differ from the U.S. statutory rate primarily due to the Company’s status as a REIT for U.S. federal income tax purposes, variations in tax rates applicable to foreign income, the generation of income tax credits, financial statement losses for which no tax benefit was recognized, and the impact of nondeductible expenses, including stock-based compensation and interest expense.
It is reasonably possible that the Company’s uncertain tax positions will decrease by approximately $8 million in the next 12 months due to the lapse of the applicable statute of limitations. This adjustment would positively impact the Company’s effective tax rate.
(8)Debt

(in millions)	March 31, 2026	December 31, 2025
Unsecured credit facilities	$2,919	$2,565
Senior unsecured notes	1,750	1,774
New senior unsecured notes	1,304	1,323
Secured debt	315	476
Unsecured term loans	1	2
Total debt	6,289	6,140
Less: Current portion long-term debt	(2)	(2)
Less: Deferred financing costs	(20)	(21)
Less: Discount on debt issued	(9)	(10)
Total long-term debt, net	$6,258	$6,107
(a)Unsecured Credit Facilities
i.Credit Agreement - Revolving Credit Facility and Term Loan A
Originally entered into on December 22, 2020 and subsequently amended, the Company has an unsecured revolving credit and term loan agreement (collectively, the “Credit Agreement”) consisting of a multi-currency revolving credit facility (the “Revolving Credit Facility” or “RCF”) with a borrowing capacity of $3,500 million and a USD denominated term loan (the “Term Loan A” or “TLA”) with various lenders with a total commitment of $1,000 million.

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
The following table provides the details of the Credit Agreement:

	March 31, 2026			December 31, 2025
(in millions)	Contractual Interest Rate (1)	Borrowing Currency Amount	Carrying Amount (USD)	Contractual Interest Rate (1)	Borrowing Currency Amount	Carrying Amount (USD)
Term Loan A
USD	SOFR+0.93%	1,000	$1,000	SOFR+0.93%	1,000	$1,000
Revolving Credit Facility
USD	SOFR+0.78%	1,656	1,656	SOFR+0.78%	1,325	1,325
NZD	BKBM+0.78%	132	76	BKBM+0.78%	131	76
AUD	BBSW+0.78%	110	75	BBSW+0.78%	122	82
CAD	CORRA+0.78%	103	74	CORRA+0.78%	68	50
DKK	CIBOR+0.78%	250	38	CIBOR+0.78%	—	—
NOK	NIBOR+0.78%	—	—	NIBOR+0.78%	260	25
EUR	EURIBOR+0.78%	—	—	EURIBOR+0.78%	6	7
Total Revolving Credit Facility			$1,919			$1,565

(1) SOFR = Secured Overnight Financing Rate, BKBM = Bank Bill Reference Rate, BBSW = Bank Bill Swap Rate, CORRA = Canadian Overnight Repo Rate Average, CIBOR = Copenhagen Interbank Offered Rate, NIBOR = Norwegian Interbank Offered Rate, EURIBOR = Euro Interbank Offered Rate.
There were $61 million in letters of credit issued on the Company’s Revolving Credit Facility as of March 31, 2026 and December 31, 2025. Under the Credit Agreement, the Company has the ability to issue up to $100 million as letters of credit.
(b)Senior Unsecured Notes
On August 20, 2021, and on August 15, 2022, the Company issued a series of fixed-rate guaranteed, senior unsecured notes with various maturities pursuant to a private placement financing (“Senior Unsecured Notes”). Interest on these notes is due semi-annually in August and February.
The table below summarizes the balances and terms of the Senior Unsecured Notes:

(in millions, except interest rates)	Borrowing Currency Amount	Interest Rate	Maturity Date	March 31, 2026	December 31, 2025
Series A Senior Notes	$300	2.22%	8/20/2026	$300	$300
Series B Senior Notes	$375	2.52%	8/20/2028	375	375
Series C Senior Notes	€128	0.89%	8/20/2026	147	151
Series D Senior Notes	€251	1.26%	8/20/2031	288	295
Series E Senior Notes	£145	1.98%	8/20/2026	192	196
Series F Senior Notes	£130	2.13%	8/20/2028	172	175
Series G Senior Notes	€80	3.33%	8/20/2027	92	94
Series H Senior Notes	€110	3.54%	8/20/2029	126	129
Series I Senior Notes	€50	3.74%	8/20/2032	58	59
Total Senior Unsecured Notes				$1,750	$1,774

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
Some of the Senior Unsecured Notes are set to mature in August 2026 and continue to be presented in Long-term debt, net in the condensed consolidated balance sheets, as the Company has the intent and ability to refinance these obligations on a long-term basis prior to their maturity using the RCF capacity.
(c)New Senior Unsecured Notes
In 2025, the Company issued senior notes fully and unconditionally guaranteed by Lineage, Inc., the Operating Partnership, Lineage Europe Finco B.V., Lineage Logistics Holdings, LLC, and certain other subsidiaries of the Company that guarantee or are otherwise obligated in respect of the Credit Agreement (other than the issuing subsidiary and any excluded subsidiaries) (“New Senior Unsecured Notes”). A summary of the notes issued and outstanding is as follows:

(monetary amounts in millions)	Borrowing Currency Amount	Interest Rate	Issuance Date	Interest Payable Date	Maturity Date	March 31, 2026	December 31, 2025
5.25% Notes	$500	5.25%	6/17/2025	January and July	7/15/2030	$500	$500
4.125% Notes	€700	4.13%	11/26/2025	November	11/26/2031	804	823
Total New Senior Unsecured Notes						$1,304	$1,323
Interest on the above notes is paid at the dates noted, commencing in 2026. The 5.25% Notes were issued at 98.991% of par, with a total debt discount of $5 million and debt issuance costs of $5 million. The 4.125% Notes were issued at 99.324% of par, with a total debt discount of $6 million and debt issuance costs of $7 million. The discounts and issuance costs were capitalized as deferred financing costs recorded in Long-term debt, net in the condensed consolidated balance sheets.
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
The Company was in compliance with all financial covenants as of March 31, 2026.
(d)Secured Debt
As of March 31, 2026, the total balance of $315 million was comprised of two secured promissory notes with MetLife Real Estate Lending LLC (the “Metlife Real Estate Notes”) totaling $309 million (due in 2028 and 2029) and $6 million of other fixed-rate real estate and equipment secured financing agreements with various lenders.
As of December 31, 2025, the total Secured Debt balance of $476 million was comprised of the Metlife Real Estate Notes totaling $469 million (due in 2026, 2028, and 2029) and $7 million of other fixed-rate real estate and equipment secured financing agreements with various lenders.
One of the Metlife Real Estate Notes totaling $160 million was paid off on January 2, 2026 using the RCF capacity. It was classified in Long-term debt, net in the condensed consolidated balance sheets as of December 31, 2025, as the Company had the intent and ability to refinance the obligation on a long-term basis prior to its maturity using the RCF capacity.

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
(e)Deferred financing costs and discount
The table below presents the Company’s net deferred financing costs and debt discount balances as well as their classification in the condensed consolidated balance sheets:

(in millions)	Balance Sheet	March 31, 2026	December 31, 2025
Deferred financing costs, net of amortization	Other assets	$20	$21
Deferred financing costs, net of amortization	Long-term debt, net	$20	$21
Debt discount, net of amortization	Long-term debt, net	$9	$10
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
(c)Designated hedges - interest rate contracts
As of March 31, 2026, the Company had the following effective interest rate derivatives that were designated as cash flow hedging instruments.

	Number of Instruments		Notional	Effective Date	Maturity Date
Interest rate derivatives:			(in millions)
Interest rate swap	2	USD	500	December 31, 2025	February 15, 2028
Interest rate swap	3	USD	750	January 9, 2026	February 15, 2028

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

Interest Rate Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives		Amount of Gain (Loss) Reclassified from AOCI into Earnings
	Three Months Ended March 31,		Three Months Ended March 31,
	2026	2025	2026	2025
Included in effectiveness testing	$8	$1	$2	$19
The estimated net amount of existing gains (losses) that are reported in Accumulated other comprehensive income (loss) as of March 31, 2026 that is expected to be reclassified into earnings within the next 12 months is $6 million.
(d)Balance sheet presentation - interest rate contracts
The table below presents the fair value of the Company’s interest rate derivative contracts as well as their classification in the condensed consolidated balance sheets:

(in millions)	March 31, 2026	December 31, 2025
Prepaid expenses and other current assets	$6	$3
Other assets	$4	$—
(10)Interest expense

	Three Months Ended March 31,
(in millions)	2026	2025
Interest expense (1)	$65	$57
(Gain) loss on hedge instruments	(2)	(19)
Finance lease liabilities interest	22	24
Amortization of deferred financing costs and discount on debt	3	3
Capitalized interest	(4)	(3)
Interest income	(2)	(2)
Other financing fees	2	—
Interest expense, net	$84	$60

(1) During the three months ended March 31, 2026 and 2025, the Company recognized $4 million and $3 million, respectively, of expense related to the Kloosterboer Preference Shares liability (see Note 2, Capital structure and noncontrolling interests).

(11)Fair value measurements
As of March 31, 2026 and December 31, 2025, the carrying amount of certain financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued liabilities, were representative of their fair values due to the short-term maturity of these instruments. Certain non-financial assets such as property, plant and equipment, operating right-of-use assets, equity method investments, goodwill, and other intangible assets are subject to nonrecurring fair value measurements if they are deemed to be impaired.

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
The following table presents the fair value hierarchy levels of the Company’s assets and liabilities at fair value:

(in millions)	Fair Value Hierarchy	March 31, 2026	December 31, 2025
Measured at fair value on a recurring basis:
Non-qualified deferred compensation plan assets	Level 1	$7	$7
Non-qualified deferred compensation plan liabilities	Level 1	$7	$7
Interest rate derivative financial instrument assets	Level 2	$10	$3
Acquisition related contingent consideration	Level 3	$12	$14

Measured at fair value on a non-recurring basis:
Other investments (included in Other assets) (1)	Level 3	$27	$26

Disclosed at fair value:
5.25% Notes (2)	Level 2	$499	$505
Long-term debt, excluding 5.25% Notes (2)	Level 3	$5,693	$5,567
Kloosterboer Preference Shares (3)	Level 3	$280	$279

(1) The investments in equity securities carried at fair value are subject to transfer restrictions and generally cannot be sold without consent.
(2) The carrying value of long-term debt is disclosed in Note 8, Debt.
(3) The carrying value of Kloosterboer Preference Shares is disclosed in Note 2, Capital structure and noncontrolling interests.
In accordance with GAAP, the Company has elected to remeasure investments without readily determinable fair values only when an observable transaction occurs for an identical or similar investment of the same issuer. During the three months ended March 31, 2026 and 2025, the Company recorded immaterial non-recurring fair value adjustments within Other nonoperating income (expense), net in the condensed consolidated statements of operations and comprehensive income (loss) related to certain other investments without readily determinable fair values.
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
(12)Leases
The Company leases real estate, most significantly warehouses for use in operations, as well as equipment for use within owned and leased warehouses. The Company also leases vehicles, trailers, and other equipment. The Company has not pledged any assets as collateral related to the Company’s existing leases as of March 31, 2026 and December 31, 2025.

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
Right-of-use asset balances are as follows:

(in millions)	March 31, 2026	December 31, 2025
Finance lease right-of-use assets	$1,646	$1,638
Less: Accumulated amortization	(565)	(537)
Finance lease right-of-use assets, net	$1,081	$1,101

Operating lease right-of-use assets	$864	$858
Less: Accumulated amortization	(256)	(242)
Operating lease right-of-use assets, net	$608	$616
Lease liabilities are presented in the following line items in the condensed consolidated balance sheets:

	March 31, 2026		December 31, 2025
(in millions)	Finance Leases	Operating Leases	Finance Leases	Operating Leases
Accounts payable and accrued liabilities	$80	$61	$79	$55
Long-term finance lease obligations	1,206	—	1,216	—
Long-term operating lease obligations	—	587	—	599
Total lease obligations	$1,286	$648	$1,295	$654
Future minimum lease payments for each of the next five years and thereafter as of March 31, 2026 are as follows (in millions):

Years Ending December 31:	Finance Leases	Operating Leases
2026 (nine months remaining)	$125	$76
2027	163	99
2028	153	86
2029	152	77
2030	131	71
2031 and thereafter	1,435	658
Total lease payments	2,159	1,067
Less: Imputed interest	(873)	(419)
Total lease obligations	$1,286	$648
Supplemental condensed consolidated balance sheets information related to leases is as follows:

	March 31,	December 31,
	2026	2025
Weighted average remaining lease term (in years):
Finance	14.7	14.9
Operating	15.7	15.9
Weighted average discount rate:
Finance	6.9%	6.9%
Operating	6.4%	6.4%

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
The components of lease expense are as follows:

	Three Months Ended March 31,
(in millions)	2026	2025
Finance lease cost:
Amortization of ROU assets	$27	$26
Interest on lease liabilities	22	24
Operating lease cost	25	26
Variable & short-term lease cost	9	11
Sublease income	(4)	(4)
Total lease cost	$79	$83
Supplemental cash flow information related to leases is as follows:

	Three Months Ended March 31,
(in millions)	2026	2025
Cash paid for amounts included in the measurement of lease liability
Operating cash flows from finance leases	$22	$24
Finance cash flows from finance leases	$19	$21
Operating cash flows from operating leases	$25	$24
ROU assets obtained in exchange for lease obligations (excluding the effect of acquisitions)
Finance leases	$4	$6
Operating leases	$1	$5
(13)Stock-based compensation
Amended and Restated Lineage 2024 Incentive Award Plan
The Amended and Restated Lineage 2024 Incentive Award Plan (the “2024 Plan”) is administered by certain committees of the Board and provides for the award of RSUs, performance share awards, LTIP Units, stock options, stock appreciation rights, restricted stock, stock payments, dividend equivalents, and other incentive awards, each as defined in the 2024 Plan, to eligible employees, consultants, and members of the Board (collectively, “Plan participants”).
Certain Plan participants were granted awards of RSUs covering shares of the Company’s common stock or interests in the Operating Partnership in the form of LTIP Units. LTIP Units are a class of partnership interests in the Operating Partnership which may be issued to eligible Plan participants for the performance of services to or for benefit of the Company and Operating Partnership. Further description of LTIP Units is available in Note 2, Capital structure and noncontrolling interests. Stock-based compensation in the form of LTIP Units is recorded in Noncontrolling interests in the condensed consolidated statements of redeemable noncontrolling interests and equity.
Certain RSUs and LTIP Units contain only a service vesting condition (“time-based”) and certain RSUs and LTIP Units contain vesting conditions based on service, Company performance, and market performance (“performance-based”).
The following are details of grants and related expenses recognized during the periods presented.
(a)Restricted stock units
Performance-based stock units granted during the three months ended March 31, 2026 consisted of the following: 245,072 units with a grant date fair value of $10 million in connection with various grants with a one-year vesting period for executive, corporate, and operations leaders.

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
The following represents a summary of RSUs activity for the three months ended March 31, 2026:

	Time-Based RSUs	Weighted Average Grant Date Fair Value per Unit	Performance-Based RSUs	Weighted Average Grant Date Fair Value per Unit
Unvested as of December 31, 2025	2,132,006	$63.25	520,740	$64.17
Awards granted	—	—	245,072	39.20
Awards vested	(18,359)	52.07	(79,707)	60.70
Awards forfeited	(43,355)	57.62	(71,073)	60.56
Unvested as of March 31, 2026	2,070,292	$63.46	615,032	$55.87
As of March 31, 2026, there was $72 million of unrecognized stock-based compensation expense related to unvested time-based RSUs that is expected to be recognized over a weighted-average period of 1.4 years.
As of March 31, 2026, there was $20 million of unrecognized stock-based compensation expense related to unvested performance-based RSUs that is expected to be recognized over a weighted-average period of 1.2 years.
(b)LTIP Units
The following represents a summary of LTIP Units activity for the three months ended March 31, 2026:

	Time-Based LTIP Units	Weighted Average Grant Date Fair Value per Unit	Performance-Based LTIP Units	Weighted Average Grant Date Fair Value per Unit
Unvested as of December 31, 2025	1,018,783	$80.20	2,242,978	$83.54
Awards vested	(8,537)	58.57	—	—
Unvested as of March 31, 2026	1,010,246	$80.39	2,242,978	$83.54
As of March 31, 2026, there was $43 million of unrecognized stock-based compensation cost related to unvested time-based LTIP Units that is expected to be recognized over a weighted-average period of 1.1 years.
As of March 31, 2026, there was $16 million of unrecognized stock-based compensation cost related to unvested performance-based LTIP Units that is expected to be recognized over a weighted-average period of 1.3 years.
Stock-Based Compensation Expense
The following table summarizes the Company’s stock-based compensation expense by line item in the condensed consolidated statements of operations and comprehensive income (loss):

	Three Months Ended March 31,
(in millions)	2026	2025
Cost of operations	$3	$1
General and administrative expense	27	36
Acquisition, transaction, and other expense	—	3
Total stock-based compensation expense	$30	$40

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
The following table summarizes the Company’s stock-based compensation expense by award type:

	Three Months Ended March 31,
(in millions)	2026	2025
Restricted Stock Units:
Time-based	$15	$16
Performance-based	2	2
LTIP Units:
Time-based	9	14
Performance-based	4	8
Total stock-based compensation expense	$30	$40
(14)Related-party balances
The Company pays Bay Grove Management a transition services fee and reimburses certain expenses pursuant to a transition services agreement executed in connection with the IPO, which replaced a previously existing operating services agreement. During both the three months ended March 31, 2026 and 2025, the Company recorded $2 million of expenses in General and administrative expense for transition services and expense reimbursements. Accounts payable and accrued liabilities included immaterial amounts in transition services fees and expenses owed to Bay Grove Management as of December 31, 2025. No amounts were owed as of March 31, 2026.
As of March 31, 2026 and December 31, 2025, Accrued dividends and distributions included dividends declared to all equity holders, including related parties.
The Company owns an investment stake in suppliers that are accounted for under the equity method of accounting, creating related-party relationships. For the three months ended March 31, 2026 and 2025, the Company incurred costs of $1 million and $3 million, respectively, with these suppliers, some of which were capitalized. Accounts payable and accrued liabilities included $4 million and $3 million owed to these suppliers as of March 31, 2026 and December 31, 2025, respectively.
(15)Commitments and contingencies
(a)Self‑insured risks
The Company is self‑insured for workers’ compensation costs, with the Company’s workers’ compensation plan having an individual claim stop‑loss deductible of $1 million. Self‑insurance liabilities are determined by third-party actuaries. The Company has established restricted cash accounts with banks or directly with the insurers or letters of credit that are collateral for its self‑insured workers’ compensation obligations. The combined amount included in Accounts payable and accrued liabilities and Other long-term liabilities related to workers’ compensation liabilities as of March 31, 2026 and December 31, 2025 was $51 million and $50 million, respectively. The liability represents the gross amount excluding amounts receivable from the insurers. The total included in Prepaid expenses and other current assets and Other assets related to the receivables from insurers as of both March 31, 2026 and December 31, 2025 was $14 million.
The Company is also self‑insured for a portion of employee medical costs. The Company has a medical plan with a retained deductible. Medical self‑insurance liabilities are determined by third‑party actuaries. The total included in Accounts payable and accrued liabilities related to medical liabilities as of March 31, 2026 and December 31, 2025 was $15 million and $14 million, respectively.

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
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
The Company records accruals for environmental matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on current law and existing technologies. The Company believes it is in compliance with applicable environmental regulations in all material respects. Under various U.S. federal, state, and local environmental laws, a current or previous owner or operator of real estate may be liable for the entire cost of investigating, removing, and/or remediating hazardous or toxic substances on such property. Such laws often impose liability, whether or not the owner or operator knew of, or was responsible for, the contamination. Even if more than one person may have been responsible for the contamination, each person covered by the environmental laws may be held responsible for the entire clean-up cost. Most of the Company’s warehouses utilize anhydrous ammonia as a refrigerant. Anhydrous ammonia is classified as a hazardous chemical regulated by the EPA and various other agencies in the locations in which the Company operates, and an accident or significant release of anhydrous ammonia from a warehouse could result in injuries, loss of life, and property damage. There are no material liabilities arising out of environmental matters as of March 31, 2026 and December 31, 2025.
(d)Occupational Safety and Health Act (OSHA)
The Company’s warehouses located in the U.S. are subject to regulation under OSHA, which requires employers to provide employees with an environment free from hazards, such as exposure to toxic chemicals, excessive noise levels, mechanical dangers, heat or cold stress, and unsanitary conditions. The cost of complying with OSHA and similar laws enacted by states and other jurisdictions in which the Company operates can be substantial, and any failure to comply with these regulations could expose the Company to substantial penalties and/or liabilities to employees who may be injured at the Company’s warehouses. The Company records accruals for OSHA matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The Company believes that it is in compliance with all OSHA regulations in all material respects and that no material unrecorded liabilities exist as of March 31, 2026 and December 31, 2025.

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
(e)Kennewick, Washington warehouse fire
On April 21, 2024, a fire occurred at the Company’s warehouse in Kennewick, Washington, destroying the building and customer inventories. No employees or other parties were injured. The Company expects the majority of all repair, replacement, and clean-up costs to be covered by its insurance policies, excluding any deductibles and self-insured retentions. The insurance reimbursements received during the three months ended March 31, 2026 and 2025 were $4 million and $25 million, respectively. These gains were partially offset by immaterial clean-up costs and legal and administrative fees. The net gains are presented in Restructuring, impairment, and (gain) loss on disposals in the Company’s condensed consolidated statements of operations and comprehensive income (loss).
In July 2025, the Company received a customer claim for inventories losses associated with the fire, to which the Company believes it has a strong defense. The Company believes this matter is adequately covered by insurance and does not expect the ultimate outcome of this matter to have a material adverse impact on the consolidated financial statements.
In 2026, a series of lawsuits have been filed on behalf of various residents against the Company, the State of Washington and Benton-Franklin Health District, and other defendants alleging damages to certain local residents from the Kennewick fire (collectively the “Kennewick lawsuits”). The Kennewick lawsuits are at a preliminary stage, and while the potential loss from these cases cannot be estimated at this time, the Company believes it has strong defenses to the alleged claims and does not expect the ultimate outcome of the Kennewick lawsuits to have a material adverse impact on the consolidated financial statements.
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
(g)Lineage, Inc. Securities Litigation (formerly disclosed as City of St. Clair Shores v. Lineage, Inc., et al.)
On August 1, 2025, a putative class action complaint was filed against the Company in the Eastern District of Michigan captioned City of St. Clair Shores Police and Fire Retirement System v. Lineage, Inc., et al., Case No. 2:25-cv-12383 (the “Securities Lawsuit”). The Eastern District entered an order appointing two pension funds as Lead Plaintiffs and consolidating the actions into In Re Lineage, Inc. Securities Litigation. The Lead Plaintiffs filed a consolidated amended class action complaint on March 30, 2026.
The Securities Lawsuit alleges violations of Sections 11 and 15 of the Securities Act of 1933 on behalf of a putative class of investors who purchased the Company's common stock in the IPO (the “Plaintiffs”). The complaint names as defendants the Company, certain of its current officers and directors, Bay Grove Capital Group LLC, and the Company’s underwriters in the IPO (the “Defendants”). The complaint alleges, among other things, that the Company and certain of its current officers and directors made false and misleading statements and failed to disclose certain information regarding the Company’s business prospects in the lead-up to the IPO. The Plaintiffs seek damages, interest, costs, expenses, attorneys' fees, and other unspecified equitable relief. The case is at a preliminary stage. The Defendants intend to vigorously defend against the claims in the Securities Lawsuit. The Company is not able to estimate the possible loss or range of loss in connection with this matter at this time.

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
(16)Accumulated other comprehensive income (loss)
The Company reports activity in AOCI for foreign currency translation adjustments and unrealized gains and losses on interest rate and foreign currency hedges. Activity within AOCI was as follows:

	Three Months Ended March 31,
(in millions)	2026	2025
Foreign currency translation adjustments:
Balance at beginning of period	$(99)	$(330)
Foreign currency translation adjustments	(33)	64
Amounts allocated to Noncontrolling interests and Redeemable noncontrolling interests	4	(6)
Balance at end of period	$(128)	$(272)

Derivatives:
Balance at beginning of period	$2	$57
Unrealized gain (loss) on interest rate hedges and foreign currency hedges	7	—
Net amount reclassified from AOCI to net income (loss)	(2)	(19)
Tax effect	—	1
Amounts allocated to Noncontrolling interests and Redeemable noncontrolling interests	(1)	2
Balance at end of period	$6	$41

Accumulated other comprehensive income (loss)	$(122)	$(231)
(17)Earnings (loss) per share
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

	Three Months Ended March 31,
(in millions, except per share amounts)	2026	2025
Earnings (loss) per share - basic and diluted:
Net income (loss) attributable to Lineage, Inc.	$(46)	$—
Less: Redeemable noncontrolling interest redemption value adjustment	(5)	(2)
Net income (loss) attributable to common stockholders - basic and diluted	$(41)	$2

Weighted average common shares outstanding - basic and diluted	227	228
Net income (loss) per share attributable to common stockholders - basic and diluted	$(0.18)	$0.01
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
The Company’s potential common share equivalents as of March 31, 2026 and 2025 are as follows:
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
•The Company issued certain put options with special redemption and top-up rights in 2024 (the “Put Options”). In accordance with ASC 260, Earnings per Share, the incremental shares associated with satisfaction of the Put Options utilizing proceeds of a hypothetical issuance of common shares at market prices represent potential common share equivalents. Payments of top-up rights in the form of shares of common stock represented potential common share equivalents as of March 31, 2025. All Put Options were settled in 2025.
•Before the redemption of the Legacy Class A-4 OP units by the seller of MTC Logistics during the three months ended June 30, 2025, as described in Note 2, Capital structure and noncontrolling interests, the holder could elect to receive any combination of cash or Operating Partnership units that equal the excess of $34 million over the fair market value of the units. The Operating Partnership units that could have been issued in connection with this hypothetical election represented potential common share equivalents as of March 31, 2025.
•The Preference Shares further described in Note 2, Capital structure and noncontrolling interests will be redeemed for cash or a variable number of shares of the Company’s common stock on October 1, 2026. The Company’s common shares that could be issued to the Co-Investor in settlement of the Preference Shares represent potential common share equivalents.
•Contingent consideration in the form of Operating Partnership units issued in a 2020 acquisition, which shall be issued if a certain customer exercises its purchase option, represent potential common share equivalents as of March 31, 2026 and 2025.
•Time-based RSUs and performance-based RSUs that were unvested as of March 31, 2026 and 2025 represent potential common share equivalents because upon vesting, the Company will issue common shares to the awardee.
(18)Segment information
Reportable Segments Information
The Company’s business is organized into two reportable segments, Global Warehousing and Global Integrated Solutions. The following table presents segment revenues, segment cost of operations, and segment net operating income (“NOI”), with a reconciliation to Net income (loss) before income taxes. All inter-segment transactions are not significant and have been eliminated in consolidation. Asset information by reportable segment is not presented, as the Company does not produce such information internally and the chief operating decision maker does not use such information to manage the business. Capital expenditures for property, plant, and equipment presented below by segment are inclusive of purchases recorded in Accounts payable and accrued liabilities during each period.

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited

	Three Months Ended March 31,
(in millions)	2026	2025
Global Warehousing revenues	$985	$944
Global Integrated Solutions revenues	312	348
Total net revenues	1,297	1,292

Global Warehousing operating costs:
Labor	381	356
Power	54	49
Other warehouse costs	186	179
Total Global Warehousing cost of operations	621	584
Global Integrated Solutions cost of operations (1)	255	291

Global Warehousing NOI	364	360
Global Integrated Solutions NOI	57	57
Total segment NOI	421	417
Reconciling items:
Stock-based compensation expense and related employer-paid payroll taxes in cost of operations	(4)	(1)
General and administrative expense	(141)	(154)
Depreciation expense	(177)	(158)
Amortization expense	(56)	(54)
Acquisition, transaction, and other expense	(4)	(15)
Restructuring, impairment, and gain (loss) on disposals	(3)	21
Equity income (loss), net of tax	(3)	(4)
Gain (loss) on foreign currency transactions, net	3	16
Interest expense, net	(84)	(60)
Other nonoperating income (expense), net	1	—
Net income (loss) before income taxes	$(47)	$8

Capital expenditures for property, plant, and equipment:
Global Warehousing capital expenditures	$144	$88
Global Integrated Solutions capital expenditures	3	2
Corporate capital expenditures	27	21
Total capital expenditures for property, plant, and equipment	$174	$111

(1) Cost of operations in the Global Integrated Solutions segment primarily consists of third-party carrier charges, labor, fuel, and rail and vehicle maintenance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations should be read together with the condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “2025 Annual Report on Form 10-K”). In addition, the following discussion contains forward-looking statements, such as statements regarding our expectation for future performance, liquidity, and capital resources, that involve risks, uncertainties, and assumptions that could cause actual results to differ materially from our expectations. Our actual results may differ materially from those contained in or implied by any forward-looking statements as a result of various factors, including those set forth below and those described under Item 1A. Risk Factors of our 2025 Annual Report on Form 10-K.
Management’s Overview
We are the world’s largest global temperature-controlled warehouse REIT, with a modern and strategically located network of properties. Our business is competitively positioned to deliver a seamless end-to-end, technology-enabled experience for a well-diversified and stable customer base, each with their own unique requirements in the temperature-controlled supply chain. As of March 31, 2026, we operated an interconnected global temperature-controlled warehouse network, comprising approximately 88 million square feet and 3.1 billion cubic feet of capacity across 500 warehouses predominantly located in densely populated critical-distribution markets, with 325 in North America, 89 in Asia-Pacific, and 86 in Europe.
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
General and administrative expenses. Our general and administrative expenses consist primarily of costs associated with the administration of our global warehousing and global integrated solutions segments, including management wages and benefits, administrative, legal, business development, project management, sales, marketing, engineering, safety and compliance, food optimization, human resources, finance, accounting, network optimization, data science, and information technology personnel, transformational information technology expenses, equity incentive plans, communications and data processing, travel, professional fees, credit loss, training, office equipment, supplies, and transition services fees paid to Bay Grove for certain operating, strategic development, and financial services while we internalize such functions in the three years post-IPO. Trends in general and administrative expenses are influenced by changes in headcount and compensation levels and achievement of incentive compensation targets.
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
•Occupancy and Throughput. After a period of inventory adjustments from our customers over the last few years, we are seeing our occupancy levels stabilize and a return to more normal seasonal inventory patterns. Occupancy, throughput, and related ancillary services were also impacted by evolving tariff and trade policies. As trade agreements were reached, we saw stabilization in our customers’ business, and end-consumer demand became consistent with historic levels. Additionally, in recent years, new supply of temperature-controlled warehousing capacity has come online in select markets, which continues to impact occupancy and throughput in those markets with excess capacity. We expect new supply coming online in 2026 to slow compared to recent years. To optimize our global warehousing network and maximize NOI, we review our operations to determine whether it is beneficial to reposition or temporarily idle existing warehouses or consolidate existing operations. When such actions are taken, we strive to relocate customers affected by such activities into other warehouses in our global warehousing network.
•Labor. Following headwinds in recent years from wage inflation, labor shortages, and team member turnover, our team has focused on strategic initiatives to decrease turnover through our stock-based compensation awards, higher wages, engagement best practices, and training to help retain talent. Retention has improved due to these internal efforts and macroeconomic factors.
•Energy Costs. Following increased costs in prior years, particularly in our European operations, our power costs have stabilized. While we have limited direct exposure to the Middle East and we expect the near-term impact to be materially net neutral, we are monitoring developments with respect to the ongoing conflict with Iran, including the impact on global commodity prices. We have generally been able to pass increased power costs through to our customers, and, in certain cases, we use energy hedges, regulate utilities usage, and generate in-house solar energy, all mitigating the impact of energy cost increases on our operating results.
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
Acquired properties will be included in the “same warehouse” population if owned or leased by us as of the first business day of the prior calendar year and still owned by us as of the end of the current reporting period, unless the property is under development. The “same warehouse” pool can also be adjusted during the year to remove properties that were sold, entering development, or in operational transition subsequent to the beginning of the current calendar year. As such, the “same warehouse” population for the period ended March 31, 2026 includes all properties that we owned as of January 1, 2025 which had both been owned and had reached “normalized operations” by January 1, 2025.
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
The following table shows the composition of our warehouse portfolio as of March 31, 2026.

Total warehouses (1)	481
Same warehouse	426
Non-same warehouse	55

(1) Excludes 19 warehouses in our global integrated solutions segment as of March 31, 2026. We categorize warehouses as part of our global integrated solutions segment if the primary business conducted in those warehouses is within our global integrated solutions segment.

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

Results of Operations
The following discussion represents our analysis of results of operations for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025.
Comparison of Results for the Three Months Ended March 31, 2026 and 2025
Global Warehousing Segment
The following table presents the operating results of our global warehousing segment for the three months ended March 31, 2026 and 2025.

Three Months Ended March 31,
(in millions except revenue per pallet)	2026	2025	Change
Warehouse storage	$514	$491	4.7%
Warehouse services	471	453	4.0%
Total global warehousing segment revenues	985	944	4.3%
Labor(1)	381	356	7.0%
Power	54	49	10.2%
Other warehouse costs(2)	186	179	3.9%
Total global warehousing segment cost of operations	621	584	6.3%
Global warehousing segment NOI	$364	$360	1.1%
Total global warehousing segment margin	37.0%	38.1%	(110)	bps

Number of warehouse sites	481	469

Warehouse storage(3)
Average economic occupancy
Average occupied economic pallets (in thousands)	8,165	8,056	1.4%
Economic occupancy percentage	79.9%	81.0%	(110)	bps
Storage revenue per economic occupied pallet	$62.84	$60.93	3.1%
Average physical occupancy
Average physical occupied pallets (in thousands)	7,605	7,506	1.3%
Average physical pallet positions (in thousands)	10,217	9,949	2.7%
Physical occupancy percentage	74.4%	75.4%	(100)	bps
Storage revenue per physical occupied pallet	$67.47	$65.39	3.2%
Warehouse services(3)
Throughput pallets (in thousands)	13,546	12,984	4.3%
Warehouse services revenue per throughput pallet	$31.82	$32.02	(0.6)%

(1) Labor cost of operations excludes $2 million and $1 million of stock-based compensation expense and related employer-paid payroll taxes for the three months ended March 31, 2026 and 2025, respectively.

(2) Includes real estate rent expense (operating leases) of $24 million and $23 million for the three months ended March 31, 2026 and 2025, respectively, and non-real estate rent expense (equipment lease and rentals) of $4 million and $5 million for the three months ended March 31, 2026 and 2025, respectively.

(3) Warehouse storage and warehouse services metrics exclude facilities owned or leased by the customer for which we manage the warehouse operations on their behalf (“managed sites”).

Global warehousing segment revenues were $985 million for the three months ended March 31, 2026, an increase of $41 million, or 4.3%, compared to $944 million for the three months ended March 31, 2025. The net increase was driven by a $41 million net increase in our non-same warehouse pool, while our same warehouse pool revenue remained consistent, further discussed below. The foreign currency translation of revenues earned by our foreign operations had a $26 million favorable impact compared to the three months ended March 31, 2025.
Global warehousing segment cost of operations was $621 million for the three months ended March 31, 2026, an increase of $37 million, or 6.3%, compared to $584 million for the three months ended March 31, 2025. The net increase included a $34 million net increase in our non-same warehouse pool, in addition to a $3 million increase in our same warehouse pool, further discussed below. The foreign currency translation of cost of operations from our foreign operations had a $17 million unfavorable impact compared to the three months ended March 31, 2025.
Global warehousing segment NOI was $364 million for the three months ended March 31, 2026, an increase of $4 million, or 1.1%, compared to $360 million for the three months ended March 31, 2025. The net increase included $7 million in our non-same warehouse pool, partially offset by a net decrease of $3 million in our same warehouse pool. The foreign currency translation from our foreign operations had a $9 million net favorable impact compared to the three months ended March 31, 2025.

Same Warehouse Results
The following table presents revenues, cost of operations, same warehouse NOI, and margins for our same warehouses for the three months ended March 31, 2026 and 2025.

Three Months Ended March 31,
(in millions except revenue per pallet)	2026	2025	Change
Warehouse storage	$479	$471	1.7%
Warehouse services	429	437	(1.8)%
Total same warehouse revenues	908	908	—%
Labor	343	342	0.3%
Power	48	46	4.3%
Other warehouse costs	170	170	—%
Total same warehouse cost of operations	561	558	0.5%
Same warehouse NOI	$347	$350	(0.9)%
Total same warehouse margin	38.2%	38.5%	(30)	bps

Number of same warehouse sites(1)	426	426

Warehouse storage(2)
Economic occupancy
Average occupied economic pallets (in thousands)	7,656	7,694	(0.5)%
Economic occupancy percentage	82.0%	82.2%	(20)	bps
Storage revenue per economic occupied pallet	$62.47	$61.17	2.1%
Physical occupancy
Average physical occupied pallets (in thousands)	7,137	7,178	(0.6)%
Average physical pallet positions (in thousands)	9,339	9,357	(0.2)%
Physical occupancy percentage	76.4%	76.7%	(30)	bps
Storage revenue per physical occupied pallet	$67.01	$65.57	2.2%
Warehouse services(2)
Throughput pallets (in thousands)	12,136	12,553	(3.3)%
Warehouse services revenue per throughput pallet	$32.06	$31.89	0.5%

(1) Refer to our “Same Warehouse Analysis,” which describes the composition of our same warehouse pool. (2) Warehouse storage and warehouse services metrics exclude managed sites.
Same warehouse storage revenues increased $8 million, or 1.7%, compared to the three months ended March 31, 2025, primarily driven by increased rates and favorable net foreign currency impact. Same warehouse storage revenues per economic occupied pallet increased by 2.1% compared to the prior year.
Same warehouse services revenues decreased $8 million, or 1.8%, compared to the three months ended March 31, 2025, primarily driven by lower throughput volumes. Same warehouse services revenue per throughput pallet increased 0.5% compared to the prior year as a result of increased rates. Throughput pallets at our same warehouses decreased 3.3% compared to the three months ended March 31, 2025.
Same warehouse cost of operations increased $3 million, or 0.5%, compared to the three months ended March 31, 2025, resulting from inflationary pressures and unfavorable net foreign currency impact.

Non-Same Warehouse Results
The following table presents revenues, cost of operations, non-same warehouse NOI, and margins for our non-same warehouses for the three months ended March 31, 2026 and 2025.

Three Months Ended March 31,
(in millions except revenue per pallet)	2026	2025	Change
Warehouse storage	$35	$20	75.0%
Warehouse services	42	16	162.5%
Total non-same warehouse revenues	77	36	113.9%
Labor	38	14	171.4%
Power	6	3	100.0%
Other warehouse costs	16	9	77.8%
Total non-same warehouse cost of operations	60	26	130.8%
Non-same warehouse NOI	$17	$10	70.0%
Total non-same warehouse margin	22.1%	27.8%	(570)	bps

Number of non-same warehouse sites(1)	55	43

Warehouse storage(2)
Economic occupancy
Average occupied economic pallets (in thousands)	509	362	40.6%
Economic occupancy percentage	58.0%	61.1%	(310)	bps
Storage revenue per economic occupied pallet	$68.50	$55.67	23.0%
Physical occupancy
Average physical occupied pallets (in thousands)	468	328	42.7%
Average physical pallet positions (in thousands)	878	592	48.3%
Physical occupancy percentage	53.3%	55.4%	(210)	bps
Storage revenue per physical occupied pallet	$74.50	$61.48	21.2%
Warehouse services(2)
Throughput pallets (in thousands)	1,410	431	227.1%
Warehouse services revenue per throughput pallet	$29.78	$33.61	(11.4)%

(1) Refer to our “Same Warehouse Analysis,” which describes the composition of our non-same warehouse pool.
(2) Warehouse storage and warehouse services metrics exclude managed sites.
Non-same warehouse revenues increased $41 million, or 113.9%, compared to the three months ended March 31, 2025, including approximately $39 million from acquisitions and $12 million from recently completed greenfield and expansion projects, partially offset by a $10 million net decrease from other non-same warehouse sites.
Non-same warehouse cost of operations increased $34 million, or 130.8%, compared to the three months ended March 31, 2025, including approximately $27 million from acquisitions and $9 million from recently completed greenfield and expansion projects, partially offset by a $2 million net decrease from other non-same warehouse sites.

Global Integrated Solutions Segment
The following table presents the operating results of our global integrated solutions segment for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
(in millions)	2026	2025	Change
Global Integrated Solutions segment revenues	$312	$348	(10.3)%
Global Integrated Solutions segment cost of operations(1)	255	291	(12.4)%
Global Integrated Solutions segment NOI	$57	$57	—%
Global Integrated Solutions margin	18.3%	16.4%	190	bps

(1) Cost of operations excludes $1 million and $1 million of stock-based compensation expense and related employer-paid payroll taxes for the three months ended March 31, 2026 and 2025, respectively.
Global integrated solutions segment revenues were $312 million for the three months ended March 31, 2026, a decrease of $36 million, or 10.3%, compared to $348 million for the three months ended March 31, 2025. The decrease was primarily due to the divestiture of the Spain Transportation business which occurred in August 2025, partially offset by higher foodservice volumes. In addition, the foreign currency translation of revenues earned by our foreign operations had a $9 million favorable impact compared to the three months ended March 31, 2025.
Global integrated solutions segment cost of operations was $255 million for the three months ended March 31, 2026, a decrease of $36 million, or 12.4%, compared to $291 million for the three months ended March 31, 2025. The decrease was primarily due to the above-mentioned sale of the Spain Transportation business and cost control measures. The foreign currency translation of cost of operations from our foreign operations had an $8 million unfavorable impact compared to the three months ended March 31, 2025.
Global integrated solutions segment NOI was $57 million for both the three months ended March 31, 2026, and 2025, due to the factors discussed above. NOI margin was positively impacted by the sale of the Spain Transportation business.
Other Consolidated Operating Expenses

	Three Months Ended March 31,
(in millions)	2026	2025	Change
Other consolidated operating expense:
Depreciation and amortization expense	$233	$212	9.9%
General and administrative expense	$141	$154	(8.4)%
Acquisition, transaction, and other expense	$4	$15	(73.3)%
Restructuring, impairment, and (gain) loss on disposals	$3	$(21)	n.m.
Depreciation and amortization expense. Depreciation and amortization expense was $233 million for the three months ended March 31, 2026, an increase of $21 million, or 9.9%, compared to $212 million for the three months ended March 31, 2025. The increase was primarily related to acquisitions and greenfield and expansion projects.
General and administrative expense. General and administrative expenses were $141 million for the three months ended March 31, 2026, a decrease of $13 million, or 8.4%, compared to $154 million for the three months ended March 31, 2025. The decrease was primarily due to a $9 million reduction in stock-based compensation expense primarily due to adjustments to the 2024 awards based on expected target, partially offset by the expense related to the 2025 awards (see Note 13, Stock-based compensation to the condensed consolidated financial statements included in this Quarterly Report for details). For the three months ended March 31, 2026, general and administrative expenses were 10.9% of total revenues compared to 11.9% of total revenues for the three months ended March 31, 2025.

Acquisition, transaction, and other expense. Acquisition, transaction, and other expenses were $4 million for the three months ended March 31, 2026, a decrease of $11 million compared to $15 million for the three months ended March 31, 2025. The decrease was primarily due to the nonoccurence of 2025 costs associated with our IPO, including IPO awards paid in cash or stock with a one-year vesting term, in addition to less acquisition activity contributing to decreased legal and professional fees. For further detail on our stock-based compensation costs, see Note 13, Stock-based compensation to the condensed consolidated financial statements included in this Quarterly Report.
Restructuring, impairment, and (gain) loss on disposals. Restructuring, impairment, and (gain) loss on disposals were net loss of $3 million for the three months ended March 31, 2026, as compared to a net gain of $21 million for the three months ended March 31, 2025. The change primarily related to a decrease in net gains associated with a fire that occurred in April 2024 at the Company’s warehouse in Kennewick, Washington, further discussed below. In addition, there was a $6 million increase in severance expense.
The three months ended March 31, 2026 included a net gain of $3 million related to the Kennewick, Washington fire, while three months ended March 31, 2025 included a net gain of $24 million related to the fire, both driven by insurance recoveries received during the period (see Note 15, Commitments and contingencies in our condensed consolidated financial statements included in this Quarterly Report for details).
Other Income (Expense)
The following table presents other items of income and expense for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
(in millions)	2026	2025	Change
Other income (expense):
Interest expense, net	$(84)	$(60)	40.0%
Gain (loss) on foreign currency transactions, net	$3	$16	n.m.
Equity income (loss), net of tax	$(3)	$(4)	(25.0)%
Other nonoperating income (expense), net	$1	$—	n.m.
Interest (expense), net. We reported net interest expense of $84 million for the three months ended March 31, 2026, an increase of $24 million, or 40.0%, compared to $60 million for the three months ended March 31, 2025, due to an increase in average debt balances, primarily due to the New senior unsecured notes issued in 2025, and a decrease in income (expense) generated from hedging instruments, partially offset by decreases in benchmark interest rates that determine the interest rates on our variable-rate debt. The average effective interest rate of our outstanding debt was 3.9% for the three months ended March 31, 2026, a decrease from 4.3% for the three months ended March 31, 2025. Due to the maturity of our hedging instruments that were outstanding during the three months ended March 31, 2025 and an increase in overall borrowings between March 31, 2025 and March 31, 2026, the notional value of our current hedging instruments represent a smaller proportion of our overall borrowings, and our variable-rate borrowings are effectively fixed at higher interest rates under our current hedging instruments when compared to the previous hedging instruments. When taking into account income (expense) generated from hedging instruments, the average effective interest rate of our outstanding debt was 3.7% for the three months ended March 31, 2026, an increase from 2.8% for the three months ended March 31, 2025. For additional information regarding our net interest expense, see Note 10, Interest expense in our condensed consolidated financial statements included in this Quarterly Report.
Gain (loss) on foreign currency transactions, net. We reported a net foreign currency exchange gain of $3 million for the three months ended March 31, 2026 compared to a net gain of $16 million for the three months ended March 31, 2025. The decrease in foreign currency exchange gain was due to changes in foreign currency exchange rates against the U.S. dollar, with the largest impacts driven by the euro.
Equity income (loss), net of tax. We reported $3 million of net loss from equity method investments for the three months ended March 31, 2026, compared to a net loss of $4 million for the three months ended March 31, 2025. The net loss in both periods was primarily related to our investment in Emergent Cold LatAm Holdings, LLC.
Other nonoperating income (expense), net. We reported $1 million of other nonoperating income for the three months ended March 31, 2026, compared to income of less than a million for the three months ended March 31, 2025.

Income Tax Expense (Benefit)
Income tax expense for the three months ended March 31, 2026 was $4 million, a decrease of $4 million from an income tax expense of $8 million for the three months ended March 31, 2025. The tax expense in 2026 was principally the result of the tax-effect of pre-tax earnings in various jurisdictions, nondeductible expenses including stock-based compensation and interest expense, and financial statement losses for which no tax benefit was recognized. The tax expense in 2025 was principally created by the tax-effect of pre-tax earnings in various jurisdictions, nondeductible expenses including stock-based compensation and interest expense, and financial statement losses for which no tax benefit was recognized. Our income taxes are discussed in more detail in Note 7, Income taxes to the condensed consolidated financial statements included in this Quarterly Report.
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
The table below reconciles total segment NOI to net income (loss), which is the most directly comparable financial measure calculated in accordance with GAAP, in each case for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
(in millions)	2026	2025
Net income (loss)	$(51)	$—
Stock-based compensation expense and related employer-paid payroll taxes in cost of operations	4	1
General and administrative expense	141	154
Depreciation expense	177	158
Amortization expense	56	54
Acquisition, transaction, and other expense	4	15
Restructuring, impairment, and (gain) loss on disposals	3	(21)
Equity (income) loss, net of tax	3	4
(Gain) loss on foreign currency transactions, net	(3)	(16)
Interest expense, net	84	60
Other nonoperating (income) expense, net	(1)	—
Income tax expense (benefit)	4	8
Total segment NOI	$421	$417
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

The table below reconciles EBITDA, EBITDAre, and Adjusted EBITDA to net income (loss), which is the most directly comparable financial measure calculated in accordance with GAAP, in each case for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
(in millions)	2026	2025
Net income (loss)	$(51)	$—
Adjustments:
Depreciation and amortization expense	233	212
Interest expense, net	84	60
Income tax expense (benefit)	4	8
EBITDA	$270	$280
EBITDAre	$270	$280
Adjustments:
Net (gain) loss on sale of non-real estate assets	(1)	(2)
Other nonoperating (income) expense, net	(1)	—
Acquisition, restructuring, and other	11	17
Technology transformation	6	5
(Gain) loss on property destruction	(3)	(24)
(Gain) loss on foreign currency transactions, net	(3)	(16)
Stock-based compensation expense and related employer-paid payroll taxes	30	40
Impairment of other non-real estate assets	—	1
Allocation related to unconsolidated JVs	4	3
Allocation adjustments of noncontrolling interests	1	—
Adjusted EBITDA	$314	$304

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

The table below reconciles FFO, Core FFO, and Adjusted FFO to net income (loss), which is the most directly comparable financial measure calculated in accordance with GAAP, in each case for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
(in millions)	2026	2025
Net income (loss)	$(51)	$—
Adjustments:
Real estate depreciation	99	85
In-place lease intangible amortization	1	1
Real estate depreciation, (gain) loss on sale of real estate and real estate impairments on unconsolidated JVs	1	1
Allocation of noncontrolling interests	1	—
FFO	$51	$87
Adjustments:
Net (gain) loss on sale of non-real estate assets	(1)	(2)
Finance lease ROU asset amortization - real estate	18	18
Impairment of other non-real estate assets	—	1
Other nonoperating (income) expense, net	(1)	—
Acquisition, restructuring, and other	15	20
Technology transformation	6	5
(Gain) loss on property destruction	(3)	(24)
(Gain) loss on foreign currency transactions, net	(3)	(16)
Core FFO	$82	$89
Adjustments:
Non-real estate depreciation and amortization	106	100
Finance lease ROU asset amortization - non-real estate	9	8
Amortization of deferred financing costs, discount, and above/below market debt	3	2
Deferred income taxes expense (benefit)	1	11
Straight line net operating rent	—	1
Stock-based compensation expense and related employer-paid payroll taxes	30	40
Recurring maintenance capital expenditures	(31)	(32)
Allocation related to unconsolidated JVs	1	1
Allocation of noncontrolling interests	—	(1)
Adjusted FFO	$201	$219
Liquidity and Capital Resources
As of March 31, 2026, we had $66 million of cash and cash equivalents and $1.5 billion available under our Revolving Credit Facility (net of outstanding standby letters of credit in the amount of $61 million, which reduce availability). We currently expect that our principal sources of funding will include:
•current cash balances;
•cash flows from operations;
•proceeds from the disposition of properties or other investments;
•our credit facilities; and
•other forms of debt financings and equity offerings.

Our liquidity requirements and capital commitments primarily consist of:
•operating activities and overall working capital;
•capital expenditures;
•development and acquisition activities;
•debt service obligations; and
•stockholder distributions.
As of March 31, 2026, we expect that our funding sources as noted above will be adequate to meet our short-term liquidity requirements and capital commitments for the next twelve months. For more information regarding our debt facilities, refer to Note 8, Debt in the condensed consolidated financial statements included in this Quarterly Report. We expect to utilize the same sources of capital we will rely on to meet our short-term liquidity requirements to also meet our long-term liquidity requirements, which include funding our operating activities, our debt service obligations and stockholder distributions, and our future development and acquisition activities.
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
The board of directors of the Company has declared a regular quarterly cash dividend of $0.5325 per share of common stock for the first quarter of 2026, which was an increase from $0.5275 per share of common stock in the prior year quarters. Each dividend is payable to shareholders of record as of the last day of the respective quarter and is paid in the subsequent month.
Outstanding Indebtedness
The following table summarizes our outstanding indebtedness as of March 31, 2026 (in millions):

As of March 31,
2026
Fixed rate	$3,289
Variable rate—unhedged	1,750
Variable rate—hedged	1,250
Total debt	$6,289

Percent of total debt:
Fixed rate	52.3%
Variable rate—unhedged	27.8%
Variable rate—hedged	19.9%
The variable rate debt shown above bears interest at interest rates based on various one-month rates, of which SOFR is the most significant, depending on the respective agreement governing the debt, including our Revolving Credit Facility and Term Loan A. As of March 31, 2026, our debt had a weighted average term to maturity of approximately 3.2 years, assuming exercise of extension options.

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
Our credit loss expense related to customer receivables was immaterial for both the three months ended March 31, 2026 and 2025. As of both March 31, 2026 and December 31, 2025, we maintained allowances for uncollectible balances of $10 million, which we believed to be adequate.
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
The following table sets forth our recurring maintenance capital expenditures for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
(in millions)	2026	2025
Global warehousing	$26	$29
Global integrated solutions	2	1
Information technology and other	3	2
Recurring maintenance capital expenditures	$31	$32
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

The following table sets forth our repair and maintenance expenses for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
(in millions)	2026	2025
Global warehousing	$40	$34
Global integrated solutions	12	13
Repair and maintenance expenses	$52	$47
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
The following table sets forth our integration capital expenditures for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
(in millions)	2026	2025
Global warehousing	$11	$8
Information technology and other	2	4
Integration capital expenditures	$13	$12
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

The following table sets forth our external growth capital investments for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
(in millions)	2026	2025
Greenfield and expansion expenditures	$100	$37
Energy and economic return initiatives	13	16
Information technology transformation and growth initiatives	17	14
External growth capital investments	$130	$67
Our greenfield and expansion expenditures related primarily to projects that remained under construction as of the respective period end, with a notable expansion at the Hobart, IN cold storage facility during the three months ended March 31, 2025. During the three months ended March 31, 2026, we continued construction of a new greenfield in Dallas, TX under our arrangement with Tyson Foods and an expansion at one of our fully automated cold storage warehouses in the Netherlands.
Energy and economic return initiatives included corporate initiatives and smaller customer-driven growth projects. Information technology transformation and growth initiatives included spending on our patented LinOS technology.
Historical Cash Flows
The following summary discussion of our cash flows is based on the condensed consolidated statements of cash flows included in this Quarterly Report.

	Three Months Ended March 31,
(in millions)	2026	2025
Net cash provided by operating activities	$130	$139
Net cash used in investing activities	$(164)	$(138)
Net cash provided by financing activities	$36	$21
Operating Activities
For the three months ended March 31, 2026, our net cash provided by operating activities was $130 million, compared to $139 million for the three months ended March 31, 2025. The decrease was primarily due to an increase in net loss, most notably from higher interest expense, lower gains from insurance recoveries, increased depreciation expense, and lower gain on foreign currency transactions, along with unfavorable changes in accounts receivable and inventory, offset by the favorable changes in prepaid expenses, other assets, and other long-term liabilities, accounts payable, accrued liabilities, and deferred revenue. The notable non-cash items for the three months ended March 31, 2026 and 2025 were $30 million and $40 million of stock-based compensation expense, respectively.
Investing Activities
For the three months ended March 31, 2026, cash used in investing activities was $164 million. The most significant uses were $185 million in purchases of property, plant, and equipment, primarily for the construction of a new greenfield in Dallas, TX. This was partially offset by $17 million of proceeds from sale of assets and $6 million of insurance proceeds for recoveries on impaired long-lived assets, which were primarily related to a fire which occurred at the Company’s warehouse in Kennewick, Washington in 2024 (see Note 15, Commitments and contingencies in our condensed consolidated financial statements included in this Quarterly Report for details).
For the three months ended March 31, 2025, cash used in investing activities was $138 million. The most significant uses were $151 million in purchases of property, plant, and equipment, primarily for growth capital expenditures. In addition, we invested $7 million in Emergent Cold LatAm Holdings, LLC, offset by $17 million in insurance recovery proceeds for the warehouse fire in Kennewick.

Financing Activities
Our net cash provided by financing activities was $36 million for the three months ended March 31, 2026, which primarily consisted of outflows of $133 million for regular quarterly dividends and other distributions declared in the prior quarter, and $180 million of repayments of long-term debt and finance leases ($160 million of which was related to the payoff of the Metlife Real Estate Notes on January 2, 2026). To finance the dividends, the secured debt payoff, as well as some of the investing activities, we borrowed $354 million on revolving credit lines, net of repayments.
Our net cash provided by financing activities was $21 million for the three months ended March 31, 2025. The financing activities primarily consisted of $184 million of net borrowings on revolving credit lines, which allowed us to repay $25 million of long-term debt and finance leases and $134 million of dividends and other distributions.
Supplemental Guarantor Financial Information
In 2025, the Operating Partnership and Lineage Europe Finco B.V. issued senior notes (“New Senior Unsecured Notes”) which were fully and unconditionally guaranteed by Lineage, Inc., the Operating Partnership, Lineage Europe Finco B.V., Lineage Logistics Holdings, LLC, and certain other subsidiaries of the Company that guarantee or are otherwise obligated in respect of the Credit Agreement (other than the respective issuer and any excluded subsidiaries, collectively, the “Guarantors,” as detailed in Exhibit 22.1 to this Form 10-Q). The Company’s other subsidiaries do not guarantee the New Senior Unsecured Notes (collectively, “Non-Guarantor Subsidiaries”). Refer to Note 8, Debt in our condensed consolidated financial statements included in this Quarterly Report for additional information regarding the New Senior Unsecured Notes.
The following tables present summarized financial information for the Guarantors, including Lineage Europe Finco B.V., and the OP on a combined basis, after the elimination of (a) intercompany transactions and balances between all the Guarantors entities, Lineage Europe Finco B.V., and the OP and (b) equity in earnings from and investments in the Non-Guarantor Subsidiaries.

	March 31,	December 31,
Summarized Balance Sheet Data (in millions)	2026	2025
Total current assets	$350	$347
Amounts due from non-guarantor subsidiaries	$14,220	$13,693
Total non-current assets	$5,186	$5,157

Total current liabilities	$526	$562
Amounts due to non-guarantor subsidiaries	$13,202	$12,460
Total non-current liabilities	$6,010	$5,708
Noncontrolling interests	$955	$978

	Three Months Ended	Year Ended
	March 31,	December 31,
Summarized Statement of Operations Data (in millions)	2026	2025
Net revenues from external customers	$509	$2,006
Cost of operations	$381	$(1,496)
Net revenue and cost of operations charges with non-guarantor subsidiaries	$37	$151
Income (loss) from operations	$(38)	$(94)
Net income (loss)	$(118)	$(326)
Net income (loss) attributable to the combined guarantor entities	$(113)	$(315)

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
As of March 31, 2026, entities that are direct borrowers, guarantors, or otherwise obligated in respect the Credit Agreement had an aggregate of $20,532 million of assets and were direct borrowers, guarantors or otherwise obligated in respect of an aggregate of $5,973 million of indebtedness, in each case, excluding intercompany investments and obligations. As of March 31, 2026, the OP, Lineage Europe Finco B.V., and the Guarantors had an aggregate of $19,756 million of assets and were direct borrowers in respect of $5,822 million of indebtedness, in each case, excluding intercompany investments and obligations.
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
There have been no material changes to our critical accounting policies and estimates as described in our 2025 Annual Report on Form 10-K.
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
As of March 31, 2026, we had $2,919 million of variable-rate debt under our Revolving Credit Facility and term loan agreements, primarily bearing interest at SOFR of 3.7%, plus a margin of 77.5 basis points and 92.5 basis points for the Revolving Credit Facility and Term Loan A agreements, respectively (refer to Note 8, Debt to our condensed consolidated financial statements for details of the entire balance by currency and rate). We have entered into interest rate hedges to effectively lock in the floating rates on $1,250 million of our variable-rate debt at a weighted average rate of 3.16% plus applicable margin. These hedges include swapping $500 million of borrowings under the Term Loan A to a weighted average fixed interest rate of 3.11% plus a margin of 92.5 basis points and swapping $750 million of borrowings under the Revolving Credit Facility to a weighted average fixed interest rate of 3.19% plus a margin of 77.5 basis points. All of these hedges expire in February 2028. As a result, our exposure to changes in interest rates as of March 31, 2026 primarily consists of our $1,750 million of unhedged variable rate debt. As of March 31, 2026, a 100 basis point increase in market interest rates would result in an increase in interest expense to service our variable-rate debt of approximately $18 million on an annualized basis. A 100 basis point decrease in market interest rates would result in a decrease in interest of approximately $18 million on an annualized basis.
Foreign Currency Risk
We are exposed to foreign currency exchange variability related to investments in and earnings from our foreign subsidiaries, as the revenues and expenses of these subsidiaries are typically generated in the currencies of the countries in which they operate. Foreign currency market risk is the possibility that our results of operations or financial position could be better or worse than planned because of changes in foreign currency exchange rates. When the local currencies in these countries decline relative to our reporting currency, the U.S. dollar, our consolidated revenues, segment NOI margins, and net investment in properties and operations outside the United States decrease. The impact of currency fluctuations on our earnings is partially mitigated by the fact that most operating and other expenses are also incurred and paid in the local currency. The impact of devaluation or depreciating currency on an entity depends on the residual effect on the local economy and the ability of an entity to raise prices and/or reduce expenses. Due to our constantly changing currency exposure and the potential substantial volatility of currency exchange rates, we cannot predict the effect of exchange rate fluctuations on our business. As a result, changes in the relation of the currency of our international operations to U.S. dollars may also affect the book value of our assets and the amount of total equity. Such foreign currency exposure as of March 31, 2026 was not materially different from what we disclosed in our 2025 Annual Report on Form 10-K.
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

Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of March 31, 2026 because of the material weakness in our internal control over financial reporting identified in connection with the audit of our consolidated financial statements for the year ended December 31, 2025, as described below, which continues to exist as of March 31, 2026.
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
As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2025, we identified the following material weakness in internal control over financial reporting related to information technology general controls (“ITGCs”) as of December 31, 2025:
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

Part II - Other Information
Item 1. Legal Proceedings
The Company, from time to time and in the normal course of business, is party to various claims, lawsuits, arbitrations, and regulatory actions. Refer to Note 15, Commitments and contingencies in the condensed consolidated financial statements included in this Quarterly Report for details of legal proceedings in which the Company is involved. Other than the Securities Lawsuit (as defined in Note 15), in the opinion of management, we are not currently party to any legal proceedings that would have a material impact on our business, financial condition, or results of operations, nor is a property of the Company subject to any material pending legal proceedings.
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in “Risk Factors” included in our 2025 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
There were no share repurchases by us during the three months ended March 31, 2026.
Unregistered Sales of Equity Securities
The following table sets forth all unregistered sales of securities made by us during the three months ended March 31, 2026:

Date	Securities Issued	Purchaser	Consideration	Exemption From Registration
January 13, 2026	108,170 shares of common stock	An investor in Lineage OP, LP	Certain partnership common units in Lineage OP, LP	Section 4(a)(2)
March 13, 2026	8,000 shares of common stock	An investor in Lineage OP, LP	Certain partnership common units in Lineage OP, LP	Section 4(a)(2)
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended March 31, 2026, as such terms are defined in Item 408 of Regulation S-K.
Amendment to Transition Services Agreement
On May 4, 2026, LLH and Bay Grove Management entered into a first amendment (the “TSA Amendment”) to the transition services agreement, dated as of July 24, 2024 (the “Transition Services Agreement”), in connection with the Company’s hiring of certain employees of Bay Grove Management. Commencing as of July 1, 2026, the effective date of the TSA Amendment, the annual fee payable by the Company to Bay Grove Management under the Transition Services Agreement is reduced from $8,000,000 to $6,800,000, and the Company’s mutual indemnification obligations with Bay Grove Management are extended to cover related employee compensation matters. The foregoing summary of the TSA Amendment is qualified in its entirety by reference to the TSA Amendment, which is filed as Exhibit 10.6 to this Form 10-Q, and is incorporated herein by reference.

Item 6. Exhibits

Exhibit No.	Description
3.1	Articles of Amendment and Restatement of Lineage, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (File No. 333-280997), filed on July 25, 2024).
3.2	Amended and Restated Bylaws of Lineage, Inc. (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (File No. 333-280997), filed on July 25, 2024).
10.1†	Non-Employee Director Compensation Program (incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-4/A (File No. 333-292261), filed January 15, 2026).
10.2†	Form of 2026 Bonus Program Performance RSU Agreement (Amended and Restated 2024 Incentive Award Plan).
10.3†	Form of 2026 Performance LTIP Unit Agreement (Amended and Restated 2024 Incentive Award Plan).
10.4†	Form of 2026 Performance RSU Agreement (Amended and Restated 2024 Incentive Award Plan).
10.5†	Form of 2026 Performance LTIP Agreement (1-Year Vesting) (Amended and Restated 2024 Incentive Award Plan).
10.6	First Amendment to Transition Services Agreement dated May 4, 2026, by and between Lineage Logistics Holdings, LLC and Bay Grove Management Company, LLC.
22.1	List of Subsidiary Guarantors (incorporated by reference to Exhibit 22.1 to the Company’s Registration Statement on Form S-4 (File No. 333-292261), filed on December 18, 2025).
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2026 is formatted in iXBRL (“eXtensible Business Reporting Language”): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations and comprehensive income (loss), (iii) condensed consolidated statements of redeemable noncontrolling interests and equity, (iv) condensed consolidated statements of cash flows and (v) the notes to condensed consolidated financial statements.

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

Lineage, Inc.
(Registrant)

May 6, 2026	/s/ Abigail Fleming
Date	(Signature)
Abigail Fleming
Chief Accounting Officer