Form 10-Q
period 2026-06-30
Lineage, Inc.
filed 2026-08-05
CIK 1868159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of July 30, 2026, the registrant had outstanding 227,710,012 shares of common stock.

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

Part I - Financial Information
Item 1. Financial Statements

LINEAGE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except par values)

	June 30,	December 31,
	2026	2025
	(Unaudited)
Assets
Current assets:
Cash, cash equivalents, and restricted cash	$58	$66
Accounts receivable, net	920	896
Inventories	122	145
Prepaid expenses and other current assets	141	132
Total current assets	1,241	1,239
Non-current assets:
Property, plant, and equipment, net	11,209	11,338
Finance lease right-of-use assets, net	1,067	1,101
Operating lease right-of-use assets, net	595	616
Equity method investments	134	131
Goodwill	3,426	3,466
Other intangible assets, net	1,020	1,090
Other assets	208	204
Total assets	$18,900	$19,185
Liabilities, Redeemable Noncontrolling Interests, and Equity
Current liabilities:
Accounts payable and accrued liabilities	$1,373	$1,331
Accrued dividends and distributions	137	134
Deferred revenue	78	81
Current portion of long-term debt, net	2	2
Total current liabilities	1,590	1,548
Non-current liabilities:
Long-term finance lease obligations	1,195	1,216
Long-term operating lease obligations	574	599
Deferred income tax liability	279	303
Long-term debt, net	6,220	6,107
Other long-term liabilities	168	169
Total liabilities	10,026	9,942
Commitments and contingencies (Note 15)
Redeemable noncontrolling interests	—	7
Stockholders’ equity:
Common stock, $0.01 par value per share – 500 authorized shares; 228 issued and outstanding at June 30, 2026 and 227 issued and outstanding at December 31, 2025	2	2
Additional paid-in capital - common stock	10,795	10,780
Retained earnings (accumulated deficit)	(2,760)	(2,439)
Accumulated other comprehensive income (loss)	(144)	(97)
Total stockholders’ equity	7,893	8,246
Noncontrolling interests	981	990
Total equity	8,874	9,236
Total liabilities, redeemable noncontrolling interests, and equity	$18,900	$19,185
See accompanying notes to condensed consolidated financial statements.

LINEAGE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Unaudited)
Net revenues	$1,361	$1,350	$2,658	$2,642
Cost of operations	936	920	1,816	1,796
General and administrative expense	138	143	279	297
Depreciation expense	182	170	359	328
Amortization expense	55	54	111	108
Acquisition, transaction, and other expense	—	37	4	52
Restructuring, impairment, and (gain) loss on disposals	(4)	3	(1)	(18)
Total operating expense	1,307	1,327	2,568	2,563
Income from operations	54	23	90	79
Other income (expense):
Equity income (loss), net of tax	—	3	(3)	(1)
Gain (loss) on foreign currency transactions, net	—	26	3	42
Interest expense, net	(87)	(67)	(171)	(127)
Other nonoperating income (expense), net	—	1	1	1
Total other income (expense), net	(87)	(37)	(170)	(85)
Net income (loss) before income taxes	(33)	(14)	(80)	(6)
Income tax expense (benefit)	(1)	(7)	3	1
Net income (loss)	(32)	(7)	(83)	(7)
Less: Net income (loss) attributable to noncontrolling interests	(3)	(1)	(8)	(1)
Net income (loss) attributable to Lineage, Inc.	(29)	(6)	(75)	(6)

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on interest rate hedges and foreign currency hedges	6	(14)	11	(31)
Foreign currency translation adjustments	(31)	184	(64)	248
Comprehensive income (loss)	(57)	163	(136)	210
Less: Comprehensive income (loss) attributable to noncontrolling interests	(6)	17	(14)	22
Comprehensive income (loss) attributable to Lineage, Inc.	$(51)	$146	$(122)	$188

Basic earnings (loss) per share	$(0.13)	$(0.03)	$(0.31)	$(0.02)
Diluted earnings (loss) per share	$(0.13)	$(0.03)	$(0.31)	$(0.02)

Weighted average common shares outstanding:
Basic	228	229	227	228
Diluted	228	229	227	228
See accompanying notes to condensed consolidated financial statements.

LINEAGE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY (Unaudited)

	Redeemable noncontrolling interests	Common Stock			Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total equity
(in millions, except per share amounts)		Number of shares	Amount at par value	Additional paid-in capital
Balance as of December 31, 2024	$43	228	$2	$10,764	$(1,855)	$(273)	$1,013	$9,651
Dividends ($0.53 per common share) and other distributions ($0.53 per OP Unit and OPEU)	—	—	—	—	(121)	—	(14)	(135)
Stock-based compensation	—	—	—	19	—	—	21	40
Other comprehensive income (loss)	—	—	—	—	—	42	5	47
Redeemable noncontrolling interest redemption value adjustment	(2)	—	—	2	—	—	—	2
Net income (loss)	—	—	—	—	—	—	—	—
Reallocation of noncontrolling interests	—	—	—	6	—	—	(6)	—
Balance as of March 31, 2025	41	228	2	10,791	(1,976)	(231)	1,019	9,605
Dividends ($0.53 per common share) and other distributions ($0.53 per OP Unit and OPEU)	—	—	—	—	(121)	—	(13)	(134)
Stock-based compensation	—	1	—	22	—	—	7	29
Withholding of common stock for employee taxes	—	—	—	(10)	—	—	—	(10)
Other comprehensive income (loss)	—	—	—	—	—	152	18	170
Redemption of redeemable noncontrolling interests	(28)	—	—	—	—	—	—	—
Expiration of redemption option	(6)	—	—	—	—	—	6	6
Net income (loss)	—	—	—	—	(6)	—	(1)	(7)
Reallocation of noncontrolling interests	—	—	—	7	—	—	(7)	—
OP Units reclassification	—	—	—	7	—	—	(7)	—
Balance as of June 30, 2025	$7	229	$2	$10,817	$(2,103)	$(79)	$1,022	$9,659
See accompanying notes to condensed consolidated financial statements.

LINEAGE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY (Unaudited)

	Redeemable noncontrolling interests	Common Stock			Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total equity
(in millions, except per share amounts)		Number of shares	Amount at par value	Additional paid-in capital
Balance as of December 31, 2025	$7	227	$2	$10,780	$(2,439)	$(97)	$990	$9,236
Dividends ($0.53 per common share) and other distributions ($0.53 per OP Unit and OPEU)	—	—	—	—	(123)	—	(13)	(136)
Stock-based compensation	—	—	—	17	—	—	13	30
Withholding of common stock for employee taxes	—	—	—	(1)	—	—	—	(1)
Other comprehensive income (loss)	—	—	—	—	—	(25)	(3)	(28)
Redemption of redeemable noncontrolling interests	(7)	—	—	5	—	—	—	5
Net income (loss)	—	—	—	—	(46)	—	(5)	(51)
Reallocation of noncontrolling interests	—	—	—	10	—	—	(10)	—
OP Units reclassification	—	—	—	5	—	—	(5)	—
Balance as of March 31, 2026	—	227	2	10,816	(2,608)	(122)	967	9,055
Dividends ($0.53 per common share) and other distributions ($0.53 per OP Unit and OPEU)	—	—	—	—	(123)	—	(13)	(136)
Stock-based compensation	—	1	—	14	—	—	9	23
Withholding of common stock for employee taxes	—	—	—	(11)	—	—	—	(11)
Other comprehensive income (loss)	—	—	—	—	—	(22)	(3)	(25)
Net income (loss)	—	—	—	—	(29)	—	(3)	(32)
Reallocation of noncontrolling interests	—	—	—	(24)	—	—	24	—
Balance as of June 30, 2026	$—	228	$2	$10,795	$(2,760)	$(144)	$981	$8,874
See accompanying notes to condensed consolidated financial statements.

LINEAGE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Six Months Ended June 30,
	2026	2025
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(83)	$(7)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for credit losses	1	2
Gain on insurance recovery	(21)	(40)
Depreciation and amortization	470	436
Amortization of deferred financing costs, discount, and above/below market debt	7	5
Stock-based compensation	53	69
(Gain) loss on foreign currency transactions, net	(3)	(42)
Deferred income tax	(6)	(9)
Put Options fair value adjustment	—	28
Proceeds from insurance recoveries - business interruption	18	—
Other operating activities	8	2
Changes in operating assets and liabilities (excluding effects of acquisitions):
Accounts receivable	(35)	(36)
Prepaid expenses, other assets, and other long-term liabilities	3	(24)
Inventories	19	15
Accounts payable and accrued liabilities and deferred revenue	7	(6)
Right-of-use assets and lease obligations	3	4
Net cash provided by operating activities	441	397
Cash flows from investing activities:
Acquisitions, net of cash acquired	(4)	(439)
Purchase of property, plant, and equipment	(310)	(314)
Proceeds from sale of assets	21	6
Proceeds from insurance recovery on impaired long-lived assets	9	38
Investments in Emergent Cold LatAm Holdings, LLC	(2)	(7)
Other investing activity	—	(2)
Net cash used in investing activities	(286)	(718)
Cash flows from financing activities:
Dividends and other distributions	(269)	(268)
Redemption of redeemable noncontrolling interests	(2)	(28)
Repurchase of common shares for employee income taxes on stock-based compensation	(12)	(10)
Proceeds from long-term debt, net of discount	—	495
Repayments of long-term debt and finance leases	(201)	(156)
Borrowings on Revolving Credit Facility	1,063	1,442
Repayments on Revolving Credit Facility	(736)	(1,238)
Other financing activity	(5)	(11)
Net cash (used in) provided by financing activities	(162)	226
Impact of foreign exchange rates on cash, cash equivalents, and restricted cash	(1)	2
Net increase (decrease) in cash, cash equivalents, and restricted cash	(8)	(93)
Cash, cash equivalents, and restricted cash at the beginning of the period	66	175
Cash, cash equivalents, and restricted cash at the end of the period	$58	$82

LINEAGE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Six Months Ended June 30,
	2026	2025
	(Unaudited)
Supplemental disclosures of cash flow information:
Cash paid for taxes, net of refunds	$10	$15
Cash paid for interest, net of capitalized interest	$145	$153
Noncash activities:
Purchases of property, plant, and equipment in Accounts payable and accrued liabilities	$169	$83
Accrued dividends, distributions, and dividend equivalents	$138	$136
Assets acquired through exercise of a purchase option in a finance lease	$—	$96
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
The accompanying condensed consolidated financial statements include the accounts of Lineage, Inc. consolidated with the accounts of all subsidiaries and affiliates in which the Company holds a controlling financial interest as of the financial statement date. The operating results for the interim periods ended June 30, 2026 and 2025 are not necessarily indicative of results for the full year and should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in its Annual Report on Form 10-K for the year ended December 31, 2025.
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
(d)Accounts receivable
Accounts receivable are recorded at the invoiced amount and are stated net of estimated allowances for credit losses. The Company’s allowance for credit losses was $10 million as of both June 30, 2026 and December 31, 2025, respectively.

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
The Company has committed to invest up to a total of $108 million in its equity method investment Emergent Cold LatAm Holdings, LLC (“LatAm”). The Company has invested a total of $101 million as of June 30, 2026, of which the Company invested $2 million during the six months ended June 30, 2026 and $7 million during the six months ended June 30, 2025. No amounts were invested during the three months ended June 30, 2026 or June 30, 2025. The Company has an option to purchase the remaining equity interests in LatAm until July 2027. As of June 30, 2026, the Company has not exercised this option.
The Company has interests in partially owned entities where the Company does not have a controlling interest or significant influence. These investments do not have readily determinable fair values, and the Company has elected the measurement alternative to measure these investments at cost less impairment, adjusted by observable price changes, with any fair value changes recognized in earnings. Refer to Note 11, Fair value measurements for additional information. As of June 30, 2026 and December 31, 2025, the carrying amount of these investments was $33 million and $32 million, respectively, and is presented in Other assets in the condensed consolidated balance sheets.
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
	This ASU provides updated guidance about the scope of derivative accounting under ASC 815, as well as clarifies how share-based noncash consideration from a customer should be accounted for.	Annual and interim reporting periods beginning after December 15, 2026	The Company is currently evaluating the impact this guidance will have on its consolidated financial statements.
ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements	This ASU provides targeted improvements intended to enhance the application of hedge accounting, including expanded eligibility of forecasted transactions, additional flexibility in measuring hedge effectiveness, and clarifications related to hedging non-financial items.	Annual and interim reporting periods beginning after December 15, 2026	The Company is currently evaluating the impact this guidance will have on its consolidated financial statements.
ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements	This ASU provides clarifications intended to improve the consistency and usability of interim disclosure requirements, including a comprehensive listing of required interim disclosures and a new disclosure principle for reporting material events occurring after the most recent annual period.	Annual and interim reporting periods beginning after December 15, 2027.	The Company is currently evaluating the impact this guidance will have on its consolidated financial statements.
ASU 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818)	This ASU adds new authoritative guidance on the recognition, measurement, presentation, and disclosure of environmental credits (such as emissions allowances, renewable energy certificates, and carbon offsets) and environmental credit obligations arising from regulatory compliance programs.	Annual and interim reporting periods beginning after December 15, 2027.	The Company is currently evaluating the impact this guidance will have on its consolidated financial statements.

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
Lineage, Inc. is authorized to issue up to 500,000,000 common shares with a par value of $0.01 per share. As of June 30, 2026 and December 31, 2025, there were 227,700,211 and 226,967,652 common shares issued and outstanding, respectively.
Operating Partnership capital structure
The Operating Partnership’s capital structure as of June 30, 2026 and December 31, 2025 was as follows:

	June 30, 2026	December 31, 2025
Partnership common units owned by Lineage, Inc.	227,700,211	226,967,652
Partnership common units owned by Non-Company LPs	577,745	698,915
Legacy Class A OP Units and Legacy Class B OP Units owned by Non-Company LPs	21,029,599	21,029,599
LTIP Units held by Non-Company LPs (1)	4,820,620	3,667,999
Total	254,128,175	252,364,165

(1) Includes 865,138 and 406,238 units, respectively, granted under the Amended and Restated Lineage 2024 Incentive Award Plan, which have vested but have not yet been converted into partnership common units.

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
During the three and six months ended June 30, 2026, 5,000 and 121,170 partnership common units, respectively, held by Non-Company LPs were exchanged for an equivalent number of shares of Lineage, Inc. common stock. During the three and six months ended June 30, 2025, 194,440 partnership common units held by Non-Company LPs were exchanged for an equivalent number of shares of Lineage, Inc. common stock.

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
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
Legacy OP Units are generally not redeemable for cash or other consideration but can be reclassified into an equal number of partnership common units at any time at the discretion of BG Lineage Holdings LHR, LLC, which serves as the representative of all Legacy OP Units. No Legacy OP Units were reclassified into partnership common units during the six months ended June 30, 2026 or June 30, 2025.
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

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
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
There were 1,461,148 OPEUs outstanding, which represents 0.6% ownership in LLH, as of both June 30, 2026 and December 31, 2025.
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
Noncontrolling interests in Other Consolidated Subsidiaries also include Series A Preferred shares issued by each of the Company’s REIT subsidiaries to third-party investors. The Company’s REIT subsidiaries had an aggregate amount of 373 Series A Preferred shares held by third parties outstanding as of both June 30, 2026 and December 31, 2025.
(h)Convertible Redeemable Noncontrolling Interests - Kloosterboer Preference Shares
In 2021, the Company issued non-voting preferred equity instruments (“Preference Shares”) to the seller (the “Co-Investor”) in connection with the Company’s acquisition of Kloosterboer Group B.V. and its subsidiaries (“Kloosterboer”). As of both June 30, 2026 and December 31, 2025, there were 2,214,553 Preference Shares outstanding. Upon completion of the IPO, the Preference Shares were reclassified in the condensed consolidated balance sheets from Redeemable noncontrolling interests to a liability based on the fair value of the instrument at the time of reclassification. Subsequent to the reclassification, the liability is being accreted up to the October 1, 2026 redemption value using an effective interest method. Its carrying value was $293 million and $294 million as of June 30, 2026 and December 31, 2025, respectively, and is recorded in Accounts payable and accrued liabilities in the condensed consolidated balance sheets.
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

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
balance sheets and condensed consolidated statements of redeemable noncontrolling interests and equity. The $5 million difference between the consideration paid and the carrying value was recorded as an adjustment to Additional paid-in capital - common stock.
Until the redemption, the Company accreted the changes in the redemption value of the redeemable noncontrolling interests over the period of issuance to the earliest redemption date and, if necessary, recorded an adjustment to the redeemable noncontrolling interests. The Company’s adjustments were recorded to Additional paid-in capital - common stock in the condensed consolidated balance sheets and condensed consolidated statements of redeemable noncontrolling interests and equity. In accordance with ASC 810, the value was adjusted to reflect the lower of the redemption value or the ASC 810 value, which represents the floor. During the six months ended June 30, 2025, previously recorded accretion of $4 million was reversed to reflect a decline in redemption value to its ASC 810 value.
Below is a summary of all activity for the Company’s redeemable noncontrolling interests, which are discussed in further detail above.

(in millions)	Redeemable Noncontrolling Interests - Operating Partnership Units	Redeemable Noncontrolling Interest - Operating Subsidiaries	Total Redeemable Noncontrolling Interests
Balance as of December 31, 2024	$32	$11	$43
Redeemable noncontrolling interest redemption value adjustment	2	(4)	(2)
Balance as of March 31, 2025	34	7	41
Redemption of redeemable noncontrolling interests	(28)	—	(28)
Expiration of redemption option	(6)	—	(6)
Balance as of June 30, 2025	$—	$7	$7

(in millions)	Redeemable Noncontrolling Interest - Operating Subsidiaries	Total Redeemable Noncontrolling Interests
Balance as of December 31, 2025	$7	$7
Redemption of redeemable noncontrolling interests	(7)	(7)
Balance as of March 31, 2026	—	—
Balance as of June 30, 2026	$—	$—

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
Below is a summary of all activity for the Company’s noncontrolling interests, which are discussed in further detail above.

(in millions)	Operating Partnership Units	Noncontrolling Interests in Other Consolidated Subsidiaries	Noncontrolling Interest in Other Consolidated Subsidiaries - OPEU	Total Noncontrolling Interests
Balance as of December 31, 2024	$944	$14	$55	$1,013
Distributions ($0.53 per OP Unit and OPEU)	(13)	—	(1)	(14)
Stock-based compensation	21	—	—	21
Other comprehensive income (loss)	5	—	—	5
Reallocation of noncontrolling interests	(6)	—	—	(6)
Balance as of March 31, 2025	951	14	54	1,019
Distributions ($0.53 per OP Unit and OPEU)	(12)	—	(1)	(13)
Stock-based compensation	7	—	—	7
Other comprehensive income (loss)	17	—	1	18
Expiration of redemption option	6	—	—	6
Net income (loss)	(1)	—	—	(1)
Reallocation of noncontrolling interests	(7)	—	—	(7)
OP Units reclassification	(7)	—	—	(7)
Balance as of June 30, 2025	$954	$14	$54	$1,022

(in millions)	Operating Partnership Units	Noncontrolling Interests in Other Consolidated Subsidiaries	Noncontrolling Interest in Other Consolidated Subsidiaries - OPEU	Total Noncontrolling Interests
Balance as of December 31, 2025	$925	$12	$53	$990
Distributions ($0.53 per OP Unit and OPEU)	(12)	—	(1)	(13)
Stock-based compensation	13	—	—	13
Other comprehensive income (loss)	(3)	—	—	(3)
Net income (loss)	(5)	—	—	(5)
Reallocation of noncontrolling interests	(10)	—	—	(10)
OP Units reclassification	(5)	—	—	(5)
Balance as of March 31, 2026	903	12	52	967
Distributions ($0.53 per OP Unit and OPEU)	(12)	—	(1)	(13)
Stock-based compensation	9	—	—	9
Other comprehensive income (loss)	(3)	—	—	(3)
Net income (loss)	(3)	—	—	(3)
Reallocation of noncontrolling interests	24	—	—	24
Balance as of June 30, 2026	$918	$12	$51	$981
In the tables above, Operating Partnership units include Partnership common units held by Non-Company LPs, Legacy OP Units held by Non-Company LPs, and LTIP Units held by Non-Company LPs.

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
(3)Revenue
The following table disaggregates the Company’s net revenues by major stream and reportable segment.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Warehousing operations	$875	$855	$1,731	$1,698
Warehouse lease revenues	73	83	145	151
Managed services	54	27	107	54
Other	3	5	7	11
Total Global Warehousing	1,005	970	1,990	1,914

Transportation	173	198	323	386
Food sales	60	61	104	105
Redistribution revenues	60	59	119	113
E-commerce and other	42	44	82	87
Railcar lease revenues	21	18	40	37
Total Global Integrated Solutions	356	380	668	728
Total net revenues	$1,361	$1,350	$2,658	$2,642
As of June 30, 2026, the Company had $1,736 million of remaining unsatisfied performance obligations from contracts with customers subject to a non-cancellable term and within contracts that have an original expected duration exceeding one year. These obligations also do not include variable consideration beyond the non-cancellable term, which is fully constrained because the amount cannot be reasonably estimated. The Company expects to recognize 19.4% of these remaining performance obligations as revenue over the next 12 months and the remaining 80.6% to be recognized over a weighted average period of 10.0 years through 2043.
Accounts receivable balances related to contracts with customers were $814 million and $785 million as of June 30, 2026 and December 31, 2025, respectively.
Deferred revenue balances related to contracts with customers were $77 million and $80 million as of June 30, 2026 and December 31, 2025, respectively. Substantially all revenue that was included in the deferred revenue balance at the beginning of 2026 has been recognized as of June 30, 2026 and represents revenue from the satisfaction of storage and handling services billed in advance.
(4)Property, plant, and equipment
Property, plant, and equipment, net consists of the following:

(in millions)	June 30, 2026	December 31, 2025
Buildings, building improvements, and refrigeration equipment	$9,717	$9,601
Land and land improvements	1,689	1,683
Machinery and equipment	1,789	1,732
Railcars	537	540
Furniture, fixtures, equipment, and software	857	753
Gross property, plant, and equipment	14,589	14,309
Less: Accumulated depreciation	(3,857)	(3,544)
Construction in progress	477	573
Property, plant, and equipment, net	$11,209	$11,338

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
(5)Goodwill and other intangible assets, net
Goodwill
Changes in the carrying amount of goodwill for each reportable segment for the six months ended June 30, 2026 are as follows:

(in millions)	Global Warehousing	Global Integrated Solutions	Total
Balance as of December 31, 2025 (1)	$2,838	$628	$3,466
Foreign currency translation and other	(36)	(4)	(40)
Balance as of June 30, 2026 (1)	$2,802	$624	$3,426

(1) Net of accumulated impairment losses of $48 million as of June 30, 2026 and December 31, 2025.
Other Intangible Assets
The following are the Company’s total other intangible assets:

	June 30, 2026			December 31, 2025
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$1,495	$(563)	$932	$1,512	$(516)	$996
In-place leases	84	(24)	60	86	(23)	63
Technology	32	(13)	19	32	(12)	20
Assembled workforce	9	(4)	5	9	(3)	6
Other	12	(8)	4	28	(23)	5
Other intangible assets	$1,632	$(612)	$1,020	$1,667	$(577)	$1,090
During the three and six months ended June 30, 2026, the Company derecognized fully-amortized intangible assets and the associated accumulated amortization totaling $3 million and $17 million, respectively. During the three and six months ended June 30, 2025, the Company derecognized fully-amortized intangible assets and the associated accumulated amortization totaling $9 million and $21 million, respectively.
(6)Prepaid expenses and other current assets

(in millions)	June 30, 2026	December 31, 2025
Prepaid expenses	$84	$79
Other current assets	57	53
Prepaid expenses and other current assets	$141	$132
(7)Income taxes
The Company’s provision for income taxes is based upon an estimated annual tax rate for the year applied to U.S. federal, U.S. state, and foreign income. Significant discrete items that are not consistent from period to period are recorded to Income tax expense (benefit) in the quarter in which they occur.
The Company’s effective tax rate for the three and six months ended June 30, 2026 was 3.0% and (3.8)%, respectively. The Company’s effective tax rate for the three and six months ended June 30, 2025 was 50.0% and (16.7)%, respectively.

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
(8)Debt

(in millions)	June 30, 2026	December 31, 2025
Unsecured credit facilities	$2,890	$2,565
Senior unsecured notes	1,745	1,774
New senior unsecured notes	1,298	1,323
Secured debt	315	476
Unsecured term loans	1	2
Total debt	6,249	6,140
Less: Current portion long-term debt	(2)	(2)
Less: Deferred financing costs	(18)	(21)
Less: Discount on debt issued	(9)	(10)
Total long-term debt, net	$6,220	$6,107
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

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
The following table provides the details of the Credit Agreement:

	June 30, 2026			December 31, 2025
(in millions)	Contractual Interest Rate (1)	Borrowing Currency Amount	Carrying Amount (USD)	Contractual Interest Rate (1)	Borrowing Currency Amount	Carrying Amount (USD)
Term Loan A
USD	SOFR+0.93%	1,000	$1,000	SOFR+0.93%	1,000	$1,000
Revolving Credit Facility
USD	SOFR+0.78%	1,663	1,663	SOFR+0.78%	1,325	1,325
NZD	BKBM+0.78%	125	71	BKBM+0.78%	131	76
AUD	BBSW+0.78%	112	77	BBSW+0.78%	122	82
CAD	CORRA+0.78%	95	67	CORRA+0.78%	68	50
DKK	CIBOR+0.78%	65	10	CIBOR+0.78%	—	—
EUR	EURIBOR+0.78%	2	2	EURIBOR+0.78%	6	7
NOK	NIBOR+0.78%	—	—	NIBOR+0.78%	260	25
Total Revolving Credit Facility			$1,890			$1,565

(1) SOFR = Secured Overnight Financing Rate, BKBM = Bank Bill Reference Rate, BBSW = Bank Bill Swap Rate, CORRA = Canadian Overnight Repo Rate Average, CIBOR = Copenhagen Interbank Offered Rate, NIBOR = Norwegian Interbank Offered Rate, EURIBOR = Euro Interbank Offered Rate.
There were $61 million in letters of credit issued on the Company’s Revolving Credit Facility as of June 30, 2026 and December 31, 2025. Under the Credit Agreement, the Company has the ability to issue up to $100 million as letters of credit.
(b)Senior Unsecured Notes
On August 20, 2021, and on August 15, 2022, the Company issued a series of fixed-rate guaranteed, senior unsecured notes with various maturities pursuant to a private placement financing (“Senior Unsecured Notes”). Interest on these notes is due semi-annually in August and February.
The table below summarizes the balances and terms of the Senior Unsecured Notes:

(in millions, except interest rates)	Borrowing Currency Amount	Interest Rate	Maturity Date	June 30, 2026	December 31, 2025
Series A Senior Notes	$300	2.22%	8/20/2026	$300	$300
Series B Senior Notes	$375	2.52%	8/20/2028	375	375
Series C Senior Notes	€128	0.89%	8/20/2026	146	151
Series D Senior Notes	€251	1.26%	8/20/2031	286	295
Series E Senior Notes	£145	1.98%	8/20/2026	192	196
Series F Senior Notes	£130	2.13%	8/20/2028	172	175
Series G Senior Notes	€80	3.33%	8/20/2027	91	94
Series H Senior Notes	€110	3.54%	8/20/2029	126	129
Series I Senior Notes	€50	3.74%	8/20/2032	57	59
Total Senior Unsecured Notes				$1,745	$1,774

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

(monetary amounts in millions)	Borrowing Currency Amount	Interest Rate	Issuance Date	Interest Payable Date	Maturity Date	June 30, 2026	December 31, 2025
5.25% Notes	$500	5.25%	6/17/2025	January and July	7/15/2030	$500	$500
4.125% Notes	€700	4.13%	11/26/2025	November	11/26/2031	798	823
Total New Senior Unsecured Notes						$1,298	$1,323
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
The Company was in compliance with all financial covenants as of June 30, 2026.
(d)Secured Debt
As of June 30, 2026, the total Secured Debt balance of $315 million was comprised of two secured promissory notes with MetLife Real Estate Lending LLC (the “Metlife Real Estate Notes”) totaling $309 million (due in 2028 and 2029) and $6 million of other fixed-rate real estate and equipment secured financing agreements with various lenders.
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

(in millions)	Balance Sheet	June 30, 2026	December 31, 2025
Deferred financing costs, net of amortization	Other assets	$18	$21
Deferred financing costs, net of amortization	Long-term debt, net	$18	$21
Debt discount, net of amortization	Long-term debt, net	$9	$10
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
(c)Designated hedges - interest rate contracts
As of June 30, 2026, the Company had the following effective interest rate derivatives that were designated as cash flow hedging instruments.

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

Interest Rate Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives		Amount of Gain (Loss) Reclassified from AOCI into Earnings
	Three Months Ended June 30,		Three Months Ended June 30,
	2026	2025	2026	2025
Included in effectiveness testing	$8	$3	$2	$19

Interest Rate Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives		Amount of Gain (Loss) Reclassified from AOCI into Earnings
	Six Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Included in effectiveness testing	$16	$4	$4	$38
The estimated net amount of existing gains (losses) that are reported in Accumulated other comprehensive income (loss) as of June 30, 2026 that is expected to be reclassified into earnings within the next 12 months is $10 million.
(d)Balance sheet presentation - interest rate contracts
The table below presents the fair value of the Company’s interest rate derivative contracts as well as their classification in the condensed consolidated balance sheets:

(in millions)	June 30, 2026	December 31, 2025
Prepaid expenses and other current assets	$9	$3
Other assets	$7	$—
(10)Interest expense

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Interest expense (1)	$68	$64	$133	$121
(Gain) loss on hedge instruments	(2)	(19)	(4)	(38)
Finance lease liabilities interest	22	22	44	46
Amortization of deferred financing costs and discount on debt	4	3	7	6
Capitalized interest	(5)	(4)	(9)	(7)
Interest income	(1)	(2)	(3)	(4)
Other financing fees	1	3	3	3
Interest expense, net	$87	$67	$171	$127

(1) During the three and six months ended June 30, 2026, the Company recognized $4 million and $8 million, respectively, of expense related to the Kloosterboer Preference Shares liability. During the three and six months ended June 30, 2025, the Company recognized $4 million and $7 million, respectively, of expense related to the Kloosterboer Preference Shares liability (see Note 2, Capital structure and noncontrolling interests).

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
(11)Fair value measurements
As of June 30, 2026 and December 31, 2025, the carrying amount of certain financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued liabilities, were representative of their fair values due to the short-term maturity of these instruments. Certain non-financial assets such as property, plant and equipment, operating right-of-use assets, equity method investments, goodwill, and other intangible assets are subject to nonrecurring fair value measurements if they are deemed to be impaired.
The following table presents the fair value hierarchy levels of the Company’s assets and liabilities at fair value:

(in millions)	Fair Value Hierarchy	June 30, 2026	December 31, 2025
Measured at fair value on a recurring basis:
Non-qualified deferred compensation plan assets	Level 1	$8	$7
Non-qualified deferred compensation plan liabilities	Level 1	$8	$7
Interest rate derivative financial instrument assets	Level 2	$16	$3
Acquisition related contingent consideration	Level 3	$5	$14

Measured at fair value on a non-recurring basis:
Other investments (included in Other assets) (1)	Level 3	$27	$26

Disclosed at fair value:
5.25% Notes (2)	Level 2	$501	$505
Long-term debt, excluding 5.25% Notes (2)	Level 3	$5,684	$5,567
Kloosterboer Preference Shares (3)	Level 3	$304	$279

(1) The investments in equity securities carried at fair value are subject to transfer restrictions and generally cannot be sold without consent.
(2) The carrying value of long-term debt is disclosed in Note 8, Debt.
(3) The carrying value of Kloosterboer Preference Shares is disclosed in Note 2, Capital structure and noncontrolling interests.
As of June 30, 2026, the Company’s Level 3 liabilities excluded $4 million of acquisition related contingent consideration for which the liability is determined based on actual results, as stipulated by the related purchase agreement. The final earnout amount has been agreed upon, and payment will be made in accordance with the agreement between the Company and the seller.
In accordance with GAAP, the Company has elected to remeasure investments without readily determinable fair values only when an observable transaction occurs for an identical or similar investment of the same issuer. During the three and six months ended June 30, 2026 and 2025, the Company recorded immaterial non-recurring fair value adjustments within Other nonoperating income (expense), net in the condensed consolidated statements of operations and comprehensive income (loss) related to certain other investments without readily determinable fair values.
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

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
(used for instruments with a prepayment option). For the 5.25% Notes, the estimated fair value is determined based on quoted market prices in markets with low trading volumes, which is considered to be Level 2 inputs.
(12)Leases
The Company leases real estate, most significantly warehouses for use in operations, as well as equipment for use within owned and leased warehouses. The Company also leases vehicles, trailers, and other equipment. The Company has not pledged any assets as collateral related to the Company’s existing leases as of June 30, 2026 and December 31, 2025.
Right-of-use asset balances are as follows:

(in millions)	June 30, 2026	December 31, 2025
Finance lease right-of-use assets	$1,656	$1,638
Less: Accumulated amortization	(589)	(537)
Finance lease right-of-use assets, net	$1,067	$1,101

Operating lease right-of-use assets	$862	$858
Less: Accumulated amortization	(267)	(242)
Operating lease right-of-use assets, net	$595	$616
Lease liabilities are presented in the following line items in the condensed consolidated balance sheets:

	June 30, 2026		December 31, 2025
(in millions)	Finance Leases	Operating Leases	Finance Leases	Operating Leases
Accounts payable and accrued liabilities	$84	$63	$79	$55
Long-term finance lease obligations	1,195	—	1,216	—
Long-term operating lease obligations	—	574	—	599
Total lease obligations	$1,279	$637	$1,295	$654
Future minimum lease payments for each of the next five years and thereafter as of June 30, 2026 are as follows (in millions):

Years Ending December 31:	Finance Leases	Operating Leases
2026 (six months remaining)	$85	$51
2027	165	100
2028	156	88
2029	154	78
2030	133	71
2031 and thereafter	1,439	657
Total lease payments	2,132	1,045
Less: Imputed interest	(853)	(408)
Total lease obligations	$1,279	$637

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
Supplemental condensed consolidated balance sheets information related to leases is as follows:

	June 30,	December 31,
	2026	2025
Weighted average remaining lease term (in years):
Finance	14.5	14.9
Operating	15.6	15.9
Weighted average discount rate:
Finance	6.9%	6.9%
Operating	6.4%	6.4%
The components of lease expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Finance lease cost:
Amortization of ROU assets	$26	$26	$53	$52
Interest on lease liabilities	22	22	44	46
Operating lease cost	29	26	54	52
Variable & short-term lease cost	8	9	17	20
Sublease income	(5)	(4)	(9)	(8)
Total lease cost	$80	$79	$159	$162
Supplemental cash flow information related to leases is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Cash paid for amounts included in the measurement of lease liability
Operating cash flows from finance leases	$22	$22	$44	$46
Finance cash flows from finance leases	$21	$107	$40	$128
Operating cash flows from operating leases	$26	$24	$51	$48
ROU assets obtained in exchange for lease obligations (excluding the effect of acquisitions)
Finance leases	$11	$3	$15	$9
Operating leases	$5	$1	$6	$6
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

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
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
Certain RSUs and LTIP Units contain only a service vesting condition (“time-based”). Performance-based RSUs and performance-based LTIP Units vest based on the achievement of Company performance metrics over the applicable performance period, which vary by grant year and award population. Awards granted in 2024 and 2025 are subject to performance targets based on Same Warehouse NOI Growth (“SS NOI Growth”) and cumulative Adjusted Funds from Operations per share (“AFFO per share”) over the performance period. Awards granted in 2026 are subject to performance targets based on a cumulative Same Warehouse NOI target and a cumulative AFFO per share target. Certain performance-based RSUs granted to executive, corporate, and operations leaders are instead subject to a performance target based on Adjusted EBITDA, as defined in the applicable award agreement. No performance-based LTIP Units are subject to an Adjusted EBITDA-based performance target. Certain performance-based RSUs and performance-based LTIP Units are also subject to a modifier based on the Company's relative total shareholder return (“TSR”) measured against a specified peer group or index over the same performance period, which can increase or decrease the number of units ultimately earned.
For performance-based RSUs and performance-based LTIP Units that include a relative TSR modifier, the grant date fair value of the TSR component is estimated using a Monte Carlo simulation model, incorporating assumptions for expected stock price volatility, risk-free interest rate, expected term, and dividend yield, consistent with ASC 718, Compensation—Stock Compensation. Because the TSR modifier is a market condition reflected in the grant date fair value of the award, compensation cost attributable to the TSR modifier is not subsequently reassessed for probability of achievement and continues to be recognized over the requisite service period, provided the requisite service is rendered, regardless of whether the TSR condition is ultimately satisfied.
The following are details of grants and related expenses recognized during the periods presented.
(a)Restricted stock units
Time-based stock units granted during the six months ended June 30, 2026 consisted of the following: a) 1,040,883 units with a three-year vesting period and a grant date fair value of $34 million in connection with the annual grant for executive, corporate, and operations leaders; and b) 17,960 units with a one-year vesting period and a grant date fair value of $1 million in connection with the annual grant for Board members.
Performance-based stock units granted during the six months ended June 30, 2026 consisted of the following: a) 245,072 units with a one-year vesting period and a grant date fair value of $10 million in connection with the annual grant for executive, corporate, and operations leaders; and b) 75,123 units with a three-year vesting period and a grant date fair value of $3 million in connection with the annual grant for executive, corporate, and operations leaders.
During the three months ended June 30, 2026, the Company reassessed the probability of achieving the performance conditions associated with its outstanding performance-based RSU awards granted in 2025. Based on updated forecasts and year-to-date performance results, management determined that it was no longer probable that the SS NOI Growth and cumulative AFFO per share targets applicable to the 2025 grants would be fully achieved by the end of the respective performance period. Accordingly, the Company reversed $5 million of previously recognized stock-based compensation expense related to these awards. This reassessment did not affect performance-based awards granted in other periods or performance-based RSUs subject to Adjusted EBITDA performance targets, for which management continues to believe achievement of the applicable targets remains probable as of June 30, 2026.

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
The following represents a summary of RSUs activity for the six months ended June 30, 2026:

	Time-Based RSUs	Weighted Average Grant Date Fair Value per Unit	Performance-Based RSUs	Weighted Average Grant Date Fair Value per Unit
Unvested as of December 31, 2025	2,132,006	$63.25	520,740	$64.17
Awards granted	1,058,843	33.09	320,195	38.10
Awards vested	(888,500)	69.25	(79,707)	60.70
Awards forfeited	(104,260)	54.88	(79,459)	60.93
Unvested as of June 30, 2026	2,198,089	$46.69	681,769	$53.41
As of June 30, 2026, there was $88 million of unrecognized stock-based compensation expense related to unvested time-based RSUs that is expected to be recognized over a weighted-average period of 1.4 years.
As of June 30, 2026, there was $10 million of unrecognized stock-based compensation expense related to unvested performance-based RSUs that is expected to be recognized over a weighted-average period of 1.0 years.
(b)LTIP Units
Time-based LTIP Units granted during the six months ended June 30, 2026 consisted of the following: a) 147,472 units with a three-year vesting period and a grant date fair value of $5 million in connection with the annual grant for executive, corporate, and operations leaders; and b) 63,637 units with a one-year vesting period and a grant date fair value of $2 million in connection with the annual grant for executive, corporate, and operations leaders.
Performance-based LTIP Units granted during the six months ended June 30, 2026 consisted of the following: a) 239,056 units with a three-year vesting period and a grant date fair value of $8 million in connection with the annual grant for executive, corporate, and operations leaders; and b) 224,319 units with a one-year vesting period and a grant date fair value of $7 million in connection with the annual grant for executive, corporate, and operations leaders.
Consistent with the performance-based RSUs, the Company reevaluated the likelihood of achieving certain performance conditions associated with outstanding performance-based LTIP awards and concluded that it is no longer probable the applicable performance targets for SS NOI Growth and AFFO per share will be fully achieved by the end of the performance period for awards granted in 2025. As a result, during the three months ended June 30, 2026, the Company reversed previously recognized stock-based compensation expense of $5 million related to these awards.
The following represents a summary of LTIP Units activity for the six months ended June 30, 2026:

	Time-Based LTIP Units	Weighted Average Grant Date Fair Value per Unit	Performance-Based LTIP Units	Weighted Average Grant Date Fair Value per Unit
Unvested as of December 31, 2025	1,018,783	$80.20	2,242,978	$83.54
Awards granted	211,109	32.78	463,375	33.22
Awards vested	(458,900)	58.57	—	—
Unvested as of June 30, 2026	770,992	$75.99	2,706,353	$74.92
As of June 30, 2026, there was $39 million of unrecognized stock-based compensation cost related to unvested time-based LTIP Units that is expected to be recognized over a weighted-average period of 0.9 years.
As of June 30, 2026, there was $11 million of unrecognized stock-based compensation cost related to unvested performance-based LTIP Units that is expected to be recognized over a weighted-average period of 1.2 years.

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
Stock-Based Compensation Expense
The following table summarizes the Company’s stock-based compensation expense by line item in the condensed consolidated statements of operations and comprehensive income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Cost of operations	$3	$4	$6	$5
General and administrative expense	20	23	47	59
Acquisition, transaction, and other expense	—	2	—	5
Total stock-based compensation expense	$23	$29	$53	$69
The following table summarizes the Company’s stock-based compensation expense by award type:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Restricted Stock Units:
Time-based	$16	$19	$31	$35
Performance-based	(2)	3	—	5
LTIP Units:
Time-based	11	9	20	23
Performance-based	(2)	(2)	2	6
Total stock-based compensation expense	$23	$29	$53	$69
(14)Related-party balances
The Company pays Bay Grove Management a transition services fee and reimburses certain expenses pursuant to a transition services agreement executed in connection with the IPO, which replaced a previously existing operating services agreement. During the three and six months ended June 30, 2026 and 2025 both, the Company recorded $3 million and $5 million, respectively, of expenses in General and administrative expense for transition services and expense reimbursements. Accounts payable and accrued liabilities included immaterial amounts in transition services fees and expenses owed to Bay Grove Management as of June 30, 2026 and December 31, 2025.
As of June 30, 2026 and December 31, 2025, Accrued dividends and distributions included dividends declared to all equity holders, including related parties.
The Company owns an investment stake in suppliers that are accounted for under the equity method of accounting, creating related-party relationships. For the six months ended June 30, 2026 and 2025, the Company incurred costs of $1 million and $3 million, respectively, with these suppliers, some of which were capitalized. An immaterial amount was incurred for both the three months ended June 30, 2026 and 2025. Accounts payable and accrued liabilities included $2 million and $3 million owed to these suppliers as of June 30, 2026 and December 31, 2025, respectively.
(15)Commitments and contingencies
(a)Self‑insured risks
The Company is self‑insured for workers’ compensation costs, with the Company’s workers’ compensation plan having an individual claim stop‑loss deductible of $1 million. Self‑insurance liabilities are determined by third-party actuaries. The Company has established restricted cash accounts with banks or directly with the insurers or letters of credit that are collateral for its self‑insured workers’ compensation obligations. The combined amount included in Accounts payable and accrued liabilities and Other long-term liabilities related to workers’ compensation liabilities as of June 30, 2026 and December 31, 2025 was $53 million and $50 million, respectively. The liability represents the gross amount excluding

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
amounts receivable from the insurers. The total included in Prepaid expenses and other current assets and Other assets related to the receivables from insurers as of June 30, 2026 and December 31, 2025 was $15 million and $14 million, respectively.
The Company is also self‑insured for a portion of employee medical costs. The Company has a medical plan with a retained deductible. Medical self‑insurance liabilities are determined by third‑party actuaries. The total included in Accounts payable and accrued liabilities related to medical liabilities as of June 30, 2026 and December 31, 2025 was $11 million and $14 million, respectively.
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
The Company records accruals for environmental matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on current law and existing technologies. The Company believes it is in compliance with applicable environmental regulations in all material respects. Under various U.S. federal, state, and local environmental laws, a current or previous owner or operator of real estate may be liable for the entire cost of investigating, removing, and/or remediating hazardous or toxic substances on such property. Such laws often impose liability, whether or not the owner or operator knew of, or was responsible for, the contamination. Even if more than one person may have been responsible for the contamination, each person covered by the environmental laws may be held responsible for the entire clean-up cost. Most of the Company’s warehouses utilize anhydrous ammonia as a refrigerant. Anhydrous ammonia is classified as a hazardous chemical regulated by the EPA and various other agencies in the locations in which the Company operates, and an accident or significant release of anhydrous ammonia from a warehouse could result in injuries, loss of life, and property damage. There are no material liabilities arising out of environmental matters as of June 30, 2026 and December 31, 2025.
(d)Occupational Safety and Health Act (OSHA)
The Company’s warehouses located in the U.S. are subject to regulation under OSHA, which requires employers to provide employees with an environment free from hazards, such as exposure to toxic chemicals, excessive noise levels, mechanical dangers, heat or cold stress, and unsanitary conditions. The cost of complying with OSHA and similar laws enacted by states and other jurisdictions in which the Company operates can be substantial, and any failure to comply with these regulations could expose the Company to substantial penalties and/or liabilities to employees who may be injured at the Company’s warehouses. The Company records accruals for OSHA matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The Company believes that it is in

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
compliance with all OSHA regulations in all material respects and that no material unrecorded liabilities exist as of June 30, 2026 and December 31, 2025.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Clean-up costs and legal and administrative fees	$4	$—	$5	$1
Less: Insurance reimbursement (1)	(16)	(13)	(20)	(38)
Net (gain) loss	$(12)	$(13)	$(15)	$(37)

(1) Includes business interruption insurance recoveries of $13 million during the three and six months ended June 30, 2026. There were no business interruption insurance recoveries during the three and six months ended June 30, 2025.

In July 2025, the Company received a customer claim for inventories losses associated with the fire. A settlement was reached in May 2026, with no material impact to the Company's consolidated financial statements.
In 2026, a series of lawsuits were filed on behalf of various residents against the Company, the State of Washington and Benton-Franklin Health District, and other defendants alleging damages to certain local residents from the Kennewick fire (collectively the “Kennewick lawsuits”). The Kennewick lawsuits are at a preliminary stage, and while the potential loss from these cases cannot be estimated at this time, the Company believes it has strong defenses to the alleged claims and does not expect the ultimate outcome of the Kennewick lawsuits to have a material adverse impact on the consolidated financial statements.
(f)Tax inquiry
In 2025, the Company received an inquiry from a foreign tax authority related to a historical tax matter. In June 2026, the Company received a notice from the tax authority that the inquiry has been closed and that no further action will be taken. Accordingly, the Company does not expect to incur any loss in connection with this matter.
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

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
(h)Los Angeles, California warehouse fire
On June 17, 2026, a fire occurred at one of the Company’s leased warehouses in Los Angeles, California, destroying portions of the warehouse and all customer inventories. The warehouse is a finance lease asset, and the Company has a contractual obligation to restore the warehouse to its condition immediately before the fire. Under ASC 842, Leases, this obligation constitutes contingent variable lease payments which were triggered by the damage resulting from the fire. As the lessor is a named beneficiary of the Company’s insurance policy on the warehouse, any insurance reimbursements related to restoring the warehouse that the lessor is entitled to receive and obligated to reimburse the Company will reduce the Company’s variable lease payments. As such, the Company’s lease obligations will be recorded net of reimbursements received. The Company will remeasure the right of use asset and lease liability when the total cost to restore the building and the insurance reimbursement amount are known. Until the final amounts are known, the Company records all costs incurred to restore the building as a lease deposit asset, included in Prepaid expenses and other current assets on the condensed consolidated balance sheets. This asset is offset by reimbursements of the related costs. As of June 30, 2026, the lease deposit balance, representing net unreimbursed costs, was $3 million.
The right-of-use asset was determined not to be impaired. The Company recorded an immaterial impairment of the Company’s machinery and equipment assets during the three and six months ended June 30, 2026.
Impairment loss and legal and administrative fees incurred during the three and six months ended June 30, 2026 were $8 million and are presented in Restructuring, impairment, and (gain) loss on disposals in the Company’s condensed consolidated statements of operations and comprehensive income (loss). Also included in this amount is a $2 million donation the Company made to a non-profit organization to assist with negative impacts on the local community from the fire.
At this time, the Company is unable to estimate the total expected costs for clean-up, remediation, and recovery of the building. We expect to incur at least $50 million in costs related to the initial clean up and demolition, but the Company is still evaluating the extent of the damage and estimating the costs to rebuild, which will impact the total cost estimate. The Company has notified its insurers of the loss and are partnering with insurers to provide the information they have requested to assess the claim.
The Company received customer claims for inventory losses associated with the fire. Additionally, a series of class action lawsuits have been filed by local residents alleging harm caused by the fire. All of these matters are at a preliminary stage, and while the potential loss from them cannot be estimated at this time, the Company believes it has strong defenses to the alleged claims, and intends to seek recovery under applicable insurance policies and pursue indemnification under contract and/or applicable laws.

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
(16)Accumulated other comprehensive income (loss)
The Company reports activity in AOCI for foreign currency translation adjustments and unrealized gains and losses on interest rate and foreign currency hedges. Activity within AOCI was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Foreign currency translation adjustments:
Balance at beginning of period	$(128)	$(272)	$(99)	$(330)
Foreign currency translation adjustments	(31)	184	(64)	248
Amounts allocated to Noncontrolling interests and Redeemable noncontrolling interests	3	(20)	7	(26)
Balance at end of period	$(156)	$(108)	$(156)	$(108)

Derivatives:
Balance at beginning of period	$6	$41	$2	$57
Unrealized gain (loss) on interest rate hedges and foreign currency hedges	9	3	16	3
Net amount reclassified from AOCI to net income (loss)	(2)	(19)	(4)	(38)
Tax effect	(1)	2	(1)	3
Amounts allocated to Noncontrolling interests and Redeemable noncontrolling interests	—	2	(1)	4
Balance at end of period	$12	$29	$12	$29

Accumulated other comprehensive income (loss)	$(144)	$(79)	$(144)	$(79)

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2026	2025	2026	2025
Earnings (loss) per share - basic and diluted:
Net income (loss) attributable to Lineage, Inc.	$(29)	$(6)	$(75)	$(6)
Less: Redeemable noncontrolling interest redemption value adjustment	—	—	(5)	(2)
Net income (loss) attributable to common stockholders - basic and diluted	$(29)	$(6)	$(70)	$(4)

Weighted average common shares outstanding - basic and diluted	228	229	227	228
Net income (loss) per share attributable to common stockholders - basic and diluted	$(0.13)	$(0.03)	$(0.31)	$(0.02)
The Company’s potential dilutive securities have been excluded from the computation of diluted net earnings (loss) per share, as they are antidilutive. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net earnings (loss) per share attributable to common stockholders is the same.
The Company’s potential common share equivalents as of June 30, 2026 and 2025 are as follows:
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
•The Company issued certain put options with special redemption and top-up rights in 2024 (the “Put Options”). In accordance with ASC 260, Earnings per Share, the incremental shares associated with satisfaction of the Put Options utilizing proceeds of a hypothetical issuance of common shares at market prices represent potential common share equivalents. Payments of top-up rights in the form of shares of common stock represented potential common share equivalents as of June 30, 2025. All Put Options were settled in 2025.
•The Preference Shares further described in Note 2, Capital structure and noncontrolling interests will be redeemed for cash or a variable number of shares of the Company’s common stock on October 1, 2026. The Company’s common shares that could be issued to the Co-Investor in settlement of the Preference Shares represent potential common share equivalents.
•Contingent consideration in the form of Operating Partnership units issued in a 2020 acquisition, which shall be issued if a certain customer exercises its purchase option, represent potential common share equivalents as of June 30, 2026 and 2025.

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
•Time-based RSUs and performance-based RSUs that were unvested as of June 30, 2026 and 2025 represent potential common share equivalents because upon vesting, the Company will issue common shares to the awardee.
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

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Global Warehousing revenues	$1,005	$970	$1,990	$1,914
Global Integrated Solutions revenues	356	380	668	728
Total net revenues	1,361	1,350	2,658	2,642

Global Warehousing operating costs:
Labor	391	368	772	724
Power	55	51	109	100
Other warehouse costs	192	184	378	363
Total Global Warehousing cost of operations	638	603	1,259	1,187
Global Integrated Solutions cost of operations (1)	295	312	550	603

Global Warehousing NOI	367	367	731	727
Global Integrated Solutions NOI	61	68	118	125
Total segment NOI	428	435	849	852
Reconciling items:
Stock-based compensation expense and related employer-paid payroll taxes in cost of operations	(3)	(5)	(7)	(6)
General and administrative expense	(138)	(143)	(279)	(297)
Depreciation expense	(182)	(170)	(359)	(328)
Amortization expense	(55)	(54)	(111)	(108)
Acquisition, transaction, and other expense	—	(37)	(4)	(52)
Restructuring, impairment, and gain (loss) on disposals	4	(3)	1	18
Equity income (loss), net of tax	—	3	(3)	(1)
Gain (loss) on foreign currency transactions, net	—	26	3	42
Interest expense, net	(87)	(67)	(171)	(127)
Other nonoperating income (expense), net	—	1	1	1
Net income (loss) before income taxes	$(33)	$(14)	$(80)	$(6)

Capital expenditures for property, plant, and equipment:
Global Warehousing capital expenditures	$130	$127	$274	$215
Global Integrated Solutions capital expenditures	2	2	5	4
Corporate capital expenditures	21	27	48	48
Total capital expenditures for property, plant, and equipment	$153	$156	$327	$267

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
Management’s Overview
We are the world’s largest global temperature-controlled warehouse REIT, with a modern and strategically located network of properties. Our business is competitively positioned to deliver a seamless end-to-end, technology-enabled experience for a well-diversified and stable customer base, each with their own unique requirements in the temperature-controlled supply chain. As of June 30, 2026, we operated an interconnected global temperature-controlled warehouse network, comprising approximately 87 million square feet and 3.1 billion cubic feet of capacity across 498 warehouses predominantly located in densely populated critical-distribution markets, with 323 in North America, 89 in Asia-Pacific, and 86 in Europe.
We analyze the results of our operations through the following segments:
•Global Warehousing - This segment utilizes our high-quality industrial real estate properties to provide temperature-controlled warehousing storage and services to our customers; and
•Global Integrated Solutions - This segment complements Global Warehousing with specialized cold-chain services to facilitate the movement of products through the food supply chain, create cost savings for customers and generate additional revenue for our Company.
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
Revenues. Our Global Integrated Solutions segment revenues are primarily driven by transportation fees, which may also include fuel and capacity surcharges, to our customers for whom we arrange the transportation of their products. Within transportation, our core focus areas are multi-vendor less-than-full-truckload consolidation, drayage services to and from ports, transportation brokerage, and freight forwarding. We also provide rail transportation services and, in select markets, foodservice distribution and e-commerce fulfillment services.
Cost of operations. Our Global Integrated Solutions cost of operations consists primarily of third-party carrier charges, which are impacted by factors affecting those carriers, including truck and ocean liner capacity and driver and equipment availability. Additionally, in certain markets we employ drivers and operate assets to serve our customers. Costs to operate these assets include wages (excluding stock-based compensation), fuel, tolls, insurance, and maintenance.
Other Consolidated Operating Expenses.
Depreciation and amortization expense. Our depreciation and amortization expense result primarily from the capital-intensive nature of our business. The principal components of depreciation relate to our warehouses, both owned and leased, including buildings and improvements, refrigeration equipment, racking, leasehold improvements, material handling equipment, furniture and fixtures, our computer hardware, and internal use software. We also incur depreciation related to owned transportation assets. Amortization relates primarily to intangible assets for customer relationships and finance lease right-of-use assets.
General and administrative expense. Our general and administrative expense consists primarily of costs associated with the administration of our Global Warehousing and Global Integrated Solutions segments, including management wages and benefits, administrative, legal, business development, project management, sales, marketing, engineering, safety and compliance, food optimization, human resources, finance, accounting, network optimization, data science, and information technology personnel, transformational information technology expenses, equity incentive plans, communications and data processing, travel, professional fees, credit loss, training, office equipment, supplies, and transition services fees paid to Bay Grove for certain operating, strategic development, and financial services while we internalize such functions in the three years post-IPO. Trends in general and administrative expenses are influenced by changes in headcount and compensation levels and achievement of incentive compensation targets.
Acquisition, transaction, and other expense. Our acquisition, transaction, and other expense consists of costs with a high level of variability from period-to-period and include professional fees associated with planned and completed business expansion activities, and acquisition integration costs. It also includes legal and administrative costs associated with filing of other registration statements, and expenses incurred in connection with the coordinated settlement process that will occur for up to three years post-IPO for all legacy investors in BGLH. These costs are expensed as incurred. Employee-related expenses also include costs associated with acquisitions, such as acquisition-related severance and consulting agreements and certain cash-based incentive awards given to employees of legacy companies in acquisitions.
Restructuring, impairment, and (gain) loss on disposals. Our restructuring, impairment, and (gain) loss on disposals include certain contractual and negotiated severance and separation costs from exited former executives, costs related to reductions in headcount to achieve operational efficiencies, and costs associated with exiting non-strategic operations. We record such costs when there is a substantive plan for employee severance or employees are otherwise entitled to benefits (e.g., in case of one-time terminations) and related costs are probable and estimable. It also includes gains (losses) on dispositions of property, plant, and equipment and impairments of long-lived assets, net of related gains on insurance recoveries, excluding impairments of goodwill. This includes costs incurred as a result of property damage events, such as fires, including impairment and other asset write-offs, cleanup and remediation costs, and legal and administrative fees, net of any gains on insurance recoveries.

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
•Occupancy and Throughput. After a period of inventory adjustments from our customers over the last few years, we are seeing our occupancy levels stabilize and a return to more normal seasonal inventory patterns. Occupancy, throughput, and related ancillary services were also impacted by evolving tariff and trade policies. As trade agreements were reached, we saw stabilization in our customers’ business, and end-consumer demand became consistent with historic levels. Additionally, in recent years, new supply of temperature-controlled warehousing capacity has come online in select markets, which continues to impact occupancy and throughput in those markets with excess capacity. We are seeing slowdown in new supply coming online in 2026 compared to recent years. To optimize our Global Warehousing network and maximize NOI, we review our operations to determine whether it is beneficial to reposition or temporarily idle existing warehouses or consolidate existing operations. When such actions are taken, we strive to relocate customers affected by such activities into other warehouses in our Global Warehousing network.
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
We evaluate the performance of our segments based on their net operating income relative to our overall results of operations. We use the term “segment net operating income” or “segment NOI” to mean a segment’s revenues less its cost of operations (excluding any depreciation and amortization, general and administrative expense, stock-based compensation expense and related employer-paid payroll taxes from grants under our equity incentive plans, restructuring and impairment expense, gain and loss on sale of assets, and acquisition, transaction, and other expense). We use segment NOI to evaluate our segments for purposes of making operating decisions and assessing performance in accordance with Accounting Standards Codification (“ASC”) 280, Segment Reporting.
We also analyze the “segment NOI margin” to evaluate the performance of our segments, which we calculate as segment NOI divided by segment revenues.
Same Warehouse Analysis
In addition to segment NOI, we further evaluate the performance of our Global Warehousing segment using a “same warehouse” analysis, which isolates the operating performance of a consistent population of warehouses from period to period. We define our “same warehouse” population annually at the beginning of the calendar year. Our same warehouse population includes properties that were owned, leased, or managed for the entirety of two comparable periods and that have reported at least twelve months of consecutive normalized operations prior to January 1 of the current calendar year. We define “normalized operations” as properties that have been open for operation or lease after development or significant modification, including the expansion of a warehouse footprint or a warehouse rehabilitation subsequent to an event, such as a natural disaster or similar event causing disruption to operations. In addition, our definition of “normalized operations” takes into account changes in the ownership structure (e.g., purchase of a previously leased warehouse would result in a change in the nature of expenditures in the compared periods), which would impact comparability in our Global Warehousing segment NOI.
Acquired properties will be included in the “same warehouse” population if owned or leased by us as of the first business day of the prior calendar year and still owned by us as of the end of the current reporting period, unless the property is under development. The “same warehouse” pool can also be adjusted during the year to remove properties that were sold, entering development, or in operational transition subsequent to the beginning of the current calendar year. As such, the “same warehouse” population for the period ended June 30, 2026 includes all properties that we owned as of January 1, 2025 which had both been owned and had reached “normalized operations” by January 1, 2025.
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
The following table shows the composition of our warehouse portfolio as of June 30, 2026.

Total warehouses (1)	479
Same warehouse	423
Non-same warehouse	56

(1) Excludes 19 warehouses in our Global Integrated Solutions segment as of June 30, 2026. We categorize warehouses as part of our Global Integrated Solutions segment if the primary business conducted in those warehouses is within our Global Integrated Solutions segment.

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

Results of Operations
The following discussion represents our analysis of results of operations for the three and six months ended June 30, 2026 as compared to the three and six months ended June 30, 2025.
Comparison of Results for the Three Months Ended June 30, 2026 and 2025
Global Warehousing Segment
The following table presents the operating results of our Global Warehousing segment for the three months ended June 30, 2026 and 2025.

Three Months Ended June 30,
(in millions except revenue per pallet)	2026	2025	Change
Warehouse storage	$514	$514	—%
Warehouse services	491	456	7.7%
Total global warehousing segment revenues	1,005	970	3.6%
Labor(1)	391	368	6.3%
Power	55	51	7.8%
Other warehouse costs(2)	192	184	4.3%
Total global warehousing segment cost of operations	638	603	5.8%
Global warehousing segment NOI	$367	$367	—%
Total global warehousing segment margin	36.5%	37.8%	(130)	bps

Number of warehouse sites	479	481

Warehouse storage(3)
Average economic occupancy
Average occupied economic pallets (in thousands)	8,151	7,998	1.9%
Economic occupancy percentage	80.0%	79.1%	90	bps
Storage revenue per economic occupied pallet	$63.06	$64.12	(1.7)%
Average physical occupancy
Average physical occupied pallets (in thousands)	7,522	7,412	1.5%
Average physical pallet positions (in thousands)	10,188	10,105	0.8%
Physical occupancy percentage	73.8%	73.3%	50	bps
Storage revenue per physical occupied pallet	$68.33	$69.20	(1.3)%
Warehouse services(3)
Throughput pallets (in thousands)	13,910	13,130	5.9%
Warehouse services revenue per throughput pallet	$32.21	$31.77	1.4%

(1) Labor cost of operations excludes $3 million and $4 million of stock-based compensation expense and related employer-paid payroll taxes for the three months ended June 30, 2026 and 2025, respectively.

(2) Includes real estate rent expense (operating leases) of $23 million and $23 million for the three months ended June 30, 2026 and 2025, respectively, and non-real estate rent expense (equipment lease and rentals) of $7 million and $5 million for the three months ended June 30, 2026 and 2025, respectively.

(3) Warehouse storage and warehouse services metrics exclude facilities owned or leased by the customer for which we manage the warehouse operations on their behalf (“managed sites”).
Global Warehousing segment revenues were $1,005 million for the three months ended June 30, 2026, an increase of $35 million, or 3.6%, compared to $970 million for the three months ended June 30, 2025. The increase was primarily driven by a $31 million increase in our non-same warehouse pool and a $4 million increase in our same warehouse pool, further discussed below. The foreign currency translation of revenues earned by our foreign operations had a $10 million favorable impact compared to the three months ended June 30, 2025.
Global Warehousing segment cost of operations was $638 million for the three months ended June 30, 2026, an increase of $35 million, or 5.8%, compared to $603 million for the three months ended June 30, 2025. The increase was primarily driven by a $21 million increase in costs of our non-same warehouse pool and a $14 million increase in costs of our same warehouse pool, further discussed below. The foreign currency translation of cost of operations from our foreign operations had a $7 million unfavorable impact compared to the three months ended June 30, 2025.
Global Warehousing segment NOI was $367 million for the three months ended June 30, 2026, consistent with $367 million for the three months ended June 30, 2025. This was primarily driven by a $10 million increase in our non-same warehouse pool, offset by a $10 million decrease in our same warehouse pool. The foreign currency translation from our foreign operations had a $3 million net favorable impact compared to the three months ended June 30, 2025.
Same Warehouse Results
The following table presents the operating results for our same warehouses for the three months ended June 30, 2026 and 2025.

Three Months Ended June 30,
(in millions except revenue per pallet)	2026	2025	Change
Warehouse storage	$469	$468	0.2%
Warehouse services	437	434	0.7%
Total same warehouse revenues	906	902	0.4%
Labor	349	340	2.6%
Power	50	47	6.4%
Other warehouse costs	170	168	1.2%
Total same warehouse cost of operations	569	555	2.5%
Same warehouse NOI	$337	$347	(2.9)%
Total same warehouse margin	37.2%	38.5%	(130)	bps

Number of same warehouse sites(1)	423	423

Warehouse storage(2)
Economic occupancy
Average occupied economic pallets (in thousands)	7,498	7,461	0.5%
Economic occupancy percentage	81.5%	80.8%	70	bps
Storage revenue per economic occupied pallet	$62.53	$62.75	(0.4)%
Physical occupancy
Average physical occupied pallets (in thousands)	6,969	6,913	0.8%
Average physical pallet positions (in thousands)	9,197	9,235	(0.4)%
Physical occupancy percentage	75.8%	74.9%	90	bps
Storage revenue per physical occupied pallet	$67.28	$67.73	(0.7)%
Warehouse services(2)
Throughput pallets (in thousands)	12,279	12,502	(1.8)%
Warehouse services revenue per throughput pallet	$32.18	$31.52	2.1%

(1) Refer to our “Same Warehouse Analysis,” which describes the composition of our same warehouse pool.
(2) Warehouse storage and warehouse services metrics exclude managed sites.
Same warehouse storage revenues increased $1 million, or 0.2%, compared to the three months ended June 30, 2025, primarily driven by higher average occupancy, partially offset by unfavorable rates. Economic occupancy increased by 70 basis points, while same warehouse storage revenues per economic occupied pallet decreased (0.4)% compared to three months ended June 30, 2025.
Same warehouse services revenues increased $3 million, or 0.7%, compared to the three months ended June 30, 2025, primarily due to higher average rates and growth in international markets. Same warehouse services revenue per throughput pallet increased 2.1% compared to the three months ended June 30, 2025.
Same warehouse cost of operations increased $14 million, or 2.5%, compared to the three months ended June 30, 2025, primarily driven by higher labor costs resulting from increases in wages for temporary contract labor, as well as warehouse services growth in international markets.
Non-Same Warehouse Results
The following table presents the operating results for our non-same warehouses for the three months ended June 30, 2026 and 2025.

	Three Months Ended June 30,
(in millions except revenue per pallet)	2026	2025		Change
Warehouse storage	$45	$46		(2.2)%
Warehouse services	54	22		145.5%
Total non-same warehouse revenues	99	68		45.6%
Labor	42	28		50.0%
Power	5	4		25.0%
Other warehouse costs	22	16		37.5%
Total non-same warehouse cost of operations	69	48		43.8%
Non-same warehouse NOI	$30	$20		50.0%
Total non-same warehouse margin	30.3%	29.4%	90	bps

Number of non-same warehouse sites(1)	56	58

Warehouse storage (2)
Economic occupancy
Average occupied economic pallets (in thousands)	653	537		21.6%
Economic occupancy percentage	65.9%	61.7%	420	bps
Storage revenue per economic occupied pallet	$69.14	$83.13		(16.8)%
Physical occupancy
Average physical occupied pallets (in thousands)	553	499		10.8%
Average physical pallet positions (in thousands)	991	870		13.9%
Physical occupancy percentage	55.8%	57.4%	(160)	bps
Storage revenue per physical occupied pallet	$81.58	$89.53		(8.9)%
Warehouse services (2)
Throughput pallets (in thousands)	1,631	628		159.7%
Warehouse services revenue per throughput pallet	$32.42	$36.76		(11.8)%

(1) Refer to our “Same Warehouse Analysis,” which describes the composition of our non-same warehouse pool.
(2) Warehouse storage and warehouse services metrics exclude managed sites.
Non-same warehouse revenues increased $31 million, or 45.6%, compared to the three months ended June 30, 2025, including approximately $21 million from acquisitions and $17 million from recently completed greenfield and expansion projects, partially offset by a $7 million decrease from other non-same warehouse sites.

Non-same warehouse cost of operations increased $21 million, or 43.8%, compared to the three months ended June 30, 2025, including approximately $15 million from acquisitions, $10 million from recently completed greenfield and expansion projects, partially offset by a $4 million decrease from other non-same warehouse sites.
Global Integrated Solutions Segment
The following table presents the operating results of our Global Integrated Solutions segment for the three months ended June 30, 2026 and 2025.

	Three Months Ended June 30,
(in millions)	2026	2025	Change
Global Integrated Solutions segment revenues	$356	$380	(6.3)%
Global Integrated Solutions segment cost of operations(1)	295	312	(5.4)%
Global Integrated Solutions segment NOI	$61	$68	(10.3)%
Global Integrated Solutions margin	17.1%	17.9%	(80)	bps

(1) Cost of operations excludes less than one million and $1 million of stock-based compensation expense and related employer-paid payroll taxes for the three months ended June 30, 2026 and 2025, respectively.

Global Integrated Solutions segment revenues were $356 million for the three months ended June 30, 2026, a decrease of $24 million, or 6.3%, compared to $380 million for the three months ended June 30, 2025. The decrease was primarily driven by the divestiture of the Spain Transportation business, which occurred in August 2025, partially offset by higher transportation volumes. The foreign currency translation of revenues earned by our foreign operations had a $3 million favorable impact compared to the three months ended June 30, 2025.
Global Integrated Solutions segment cost of operations was $295 million for the three months ended June 30, 2026, a decrease of $17 million, or 5.4%, compared to $312 million for the three months ended June 30, 2025. The decrease was primarily driven by the above-mentioned divestiture of the Spain Transportation business, partially offset by $7 million expense associated with a preliminary legal settlement and higher transportation and logistics expenses reflecting the increased cost of fuel and third-party labor. The foreign currency translation of cost of operations from our foreign operations had a $3 million unfavorable impact compared to the three months ended June 30, 2025.
Global Integrated Solutions segment NOI was $61 million for the three months ended June 30, 2026, a decrease of $7 million, or 10.3%, compared to $68 million for the three months ended June 30, 2025. Foreign currency translation had a less than $1 million net favorable impact compared to the three months ended June 30, 2025.
Other Consolidated Operating Expenses

	Three Months Ended June 30,		Change
(in millions)	2026	2025	%
Other consolidated operating expense:
Depreciation and amortization expense	$237	$224	5.8%
General and administrative expense	$138	$143	(3.5)%
Acquisition, transaction, and other expense	$—	$37	n.m.(1)
Restructuring, impairment, and (gain) loss on disposals	$(4)	$3	n.m.(1)

(1) n.m. (not meaningful) throughout this Quarterly Report is used in place of percentage changes where the change is excessive, involves a comparison between income and loss amounts, or involves a comparison to zero.
Depreciation and amortization expense. Depreciation and amortization expense was $237 million for the three months ended June 30, 2026, an increase of $13 million, or 5.8%, compared to $224 million for the three months ended June 30, 2025. The increase was primarily related to acquisitions, greenfield and expansion projects, and information technology investments.

General and administrative expense. General and administrative expense was $138 million for the three months ended June 30, 2026, a decrease of $5 million, or 3.5%, compared to $143 million for the three months ended June 30, 2025. The decrease was primarily due to lower professional fees, including legal, tax, and audit fees and broader cost-saving initiatives. For the three months ended June 30, 2026 and 2025, general and administrative expense was 10.1% and 10.6% of total revenues, respectively.
Acquisition, transaction, and other expense. Acquisition, transaction, and other expense was less than $1 million for the three months ended June 30, 2026, compared to $37 million for the three months ended June 30, 2025. The decrease was primarily due to 2025 fair value adjustments of the Put Options issued in connection with the IPO and stock-based compensation expense for one-time IPO awards, as well as lower legal and professional fees from reduced acquisition activity. For further detail on stock-based compensation costs, see Note 13, Stock-based compensation to the condensed consolidated financial statements included in this Quarterly Report.
Restructuring, impairment, and (gain) loss on disposals. Restructuring, impairment, and (gain) loss on disposals were a net gain of $4 million for the three months ended June 30, 2026, a decrease of $7 million compared to net expenses of $3 million for the three months ended June 30, 2025. The decrease was primarily due to $7 million of estimated lease exit costs related to a previously acquired facility that were incurred in the three months ended June 30, 2025 and did not recur in 2026, a $5 million decrease in severance costs, and a $3 million favorable impact from fixed asset disposal activity, partially offset by $8 million of impairment loss and legal and administrative fees related to a fire that occurred in our Los Angeles, California warehouse in June 2026. For further detail related to the Los Angeles, California warehouse fire, see Note 15, Commitments and contingencies in our condensed consolidated financial statements included in this Quarterly Report.
Other Income (Expense)
The following table presents other items of income and expense for the three months ended June 30, 2026 and 2025.

	Three Months Ended June 30,		Change
(in millions)	2026	2025	%
Other income (expense):
Interest expense, net	$(87)	$(67)	29.9%
Gain (loss) on foreign currency transactions, net	$—	$26	n.m.
Equity income (loss), net of tax	$—	$3	n.m.
Other nonoperating income (expense), net	$—	$1	n.m.
Interest expense, net. We reported net interest expense of $87 million for the three months ended June 30, 2026, an increase of $20 million, or 29.9%, compared to $67 million for the three months ended June 30, 2025, primarily driven by a decrease in income generated from hedging instruments, the increase of average debt balances, and the extension of our debt maturity via the issuance of new senior unsecured notes in 2025. The impact driven by the aforementioned factors was partially offset by decreases in benchmark interest rates determining the interest rates on our variable-rate debt.
The average effective interest rate of our outstanding debt was 4.3% for the three months ended June 30, 2026, the same as 4.3% for the three months ended June 30, 2025. The expiration of hedging instruments outstanding during the three months ended June 30, 2025, along with higher total borrowings between June 30, 2025 and June 30, 2026, have resulted in our current hedging instruments accounting for a reduced portion of overall borrowings. Additionally, the fixed rates at which our variable-rate borrowings are effectively locked in are higher under the current hedging instruments relative to the prior ones. When taking into account income generated from hedging instruments, the average effective interest rate of our outstanding debt was 4.2% for the three months ended June 30, 2026, an increase from 3.0% for the three months ended June 30, 2025. For additional information regarding our net interest expense, see Note 10, Interest expense in our condensed consolidated financial statements included in this Quarterly Report.
Gain (loss) on foreign currency transactions, net. We did not recognize a significant gain (loss) on foreign currency transactions for the three months ended June 30, 2026, compared to a net gain of $26 million for the three months ended June 30, 2025. The decrease in gain on foreign currency exchange was due to movements in foreign currency exchange rates against the U.S. dollar, primarily driven by the euro.
Equity income (loss), net of tax. We did not recognize significant income (loss) from equity method investments for the three months ended June 30, 2026, compared to net income of $3 million for the three months ended June 30, 2025.

Income Tax Expense (Benefit)
Income tax benefit for the three months ended June 30, 2026 was $1 million, which represented a decrease of $6 million from an income tax benefit of $7 million for the three months ended June 30, 2025. The tax expense in 2026 and 2025 was principally the result of the tax-effect of pre-tax earnings in various jurisdictions, nondeductible expenses, including stock-based compensation and interest expense, and financial statement losses for which no tax benefit was recognized. The change in income tax benefit between the periods is primarily a result of the changes in pre-tax earnings between various tax filing groups. Our income taxes are discussed in more detail in Note 7, Income taxes to the condensed consolidated financial statements included in this Quarterly Report.

Comparison of Results for the Six Months Ended June 30, 2026 and 2025
Global Warehousing Segment
The following table presents the operating results of our Global Warehousing segment for the six months ended June 30, 2026 and 2025.

Six Months Ended June 30,
(in millions except revenue per pallet)	2026	2025	Change
Warehouse storage	$1,028	$1,005	2.3%
Warehouse services	962	909	5.8%
Total Global Warehousing segment revenues	1,990	1,914	4.0%
Labor(1)	772	724	6.6%
Power	109	100	9.0%
Other warehouse costs(2)	378	363	4.1%
Total Global Warehousing segment cost of operations	1,259	1,187	6.1%
Global warehousing segment NOI	$731	$727	0.6%
Total Global Warehousing segment margin	36.7%	38.0%	(130)	bps

Number of warehouse sites	479	481

Warehouse storage(3)
Average economic occupancy
Average occupied economic pallets (in thousands)	8,158	8,027	1.6%
Economic occupancy percentage	80.0%	80.1%	(10)	bps
Storage revenue per economic occupied pallet	$62.95	$62.52	0.7%
Average physical occupancy
Average physical occupied pallets (in thousands)	7,563	7,459	1.4%
Average physical pallet positions (in thousands)	10,202	10,027	1.7%
Physical occupancy percentage	74.1%	74.4%	(30)	bps
Storage revenue per physical occupied pallet	$67.90	$67.29	0.9%
Warehouse services(3)
Throughput pallets (in thousands)	27,456	26,114	5.1%
Warehouse services revenue per throughput pallet	$32.02	$31.86	0.5%

(1) Labor cost of operations excludes $5 million and $4 million of stock-based compensation expense and related employer-paid payroll taxes for the six months ended June 30, 2026 and 2025, respectively.

(2) Includes real estate rent expense (operating leases) of $47 million and $46 million for the six months ended June 30, 2026 and 2025, respectively, and non-real estate rent expense (equipment lease and rentals) of $11 million and $10 million for the six months ended June 30, 2026 and 2025, respectively.

(3) Warehouse storage and warehouse services metrics exclude managed sites.
Global Warehousing segment revenues were $1,990 million for the six months ended June 30, 2026, an increase of $76 million, or 4.0%, compared to $1,914 million for the six months ended June 30, 2025. The increase included a $71 million net increase in our non-same warehouse pool and a $5 million increase in our same warehouse pool, further discussed below. The foreign currency translation of revenues earned by our foreign operations had a $36 million favorable impact compared to the six months ended June 30, 2025.
Global Warehousing segment cost of operations was $1,259 million for the six months ended June 30, 2026, an increase of $72 million, or 6.1%, compared to $1,187 million for the six months ended June 30, 2025. The increase included a $54 million net increase in our non-same warehouse pool and an $18 million increase in our same warehouse pool, further discussed below. The foreign currency translation of cost of operations from our foreign operations had a $24 million unfavorable impact compared to the six months ended June 30, 2025.
Global Warehousing segment NOI was $731 million for the six months ended June 30, 2026, an increase of $4 million, or 0.6%, compared to $727 million for the six months ended June 30, 2025. The net increase included a $17 million increase in our non-same warehouse pool, partially offset by a net decrease of $13 million in our same warehouse pool. The foreign currency translation from our foreign operations had a $12 million net favorable impact compared to the six months ended June 30, 2025.
Same Warehouse Results
The following table presents the operating results for our same warehouses for the six months ended June 30, 2026 and 2025.

Six Months Ended June 30,
(in millions except revenue per pallet)	2026	2025	Change
Warehouse storage	$940	$930	1.1%
Warehouse services	861	866	(0.6)%
Total same warehouse revenues	1,801	1,796	0.3%
Labor	689	679	1.5%
Power	98	92	6.5%
Other warehouse costs	337	335	0.6%
Total same warehouse cost of operations	1,124	1,106	1.6%
Same warehouse NOI	$677	$690	(1.9)%
Total same warehouse margin	37.6%	38.4%	(80)	bps

Number of same warehouse sites(1)	423	423

Warehouse storage(2)
Economic occupancy
Average occupied economic pallets (in thousands)	7,534	7,531	—%
Economic occupancy percentage	81.8%	81.5%	30	bps
Storage revenue per economic occupied pallet	$62.33	$61.73	1.0%
Physical occupancy
Average physical occupied pallets (in thousands)	7,012	7,003	0.1%
Average physical pallet positions (in thousands)	9,209	9,237	(0.3)%
Physical occupancy percentage	76.1%	75.8%	30	bps
Storage revenue per physical occupied pallet	$66.97	$66.39	0.9%
Warehouse services(2)
Throughput pallets (in thousands)	24,284	24,931	(2.6)%
Warehouse services revenue per throughput pallet	$32.09	$31.67	1.3%

(1) Refer to our “Same Warehouse Analysis,” which describes the composition of our same warehouse pool.
(2) Warehouse storage and warehouse services metrics exclude managed sites.
Same warehouse storage revenues increased $10 million, or 1.1%, compared to the six months ended June 30, 2025, primarily driven by higher occupancy and increased rates. Economic occupancy increased by 30 basis points and same warehouse storage revenues per economic occupied pallet increased by 1.0% compared to the six months ended June 30, 2025.
Same warehouse services revenues decreased $5 million, or 0.6%, compared to the six months ended June 30, 2025, primarily driven by lower throughput volumes, partially offset by favorable rates. Throughput pallets at our same warehouses decreased 2.6%, while same warehouse services revenue per throughput pallet increased 1.3% compared to the six months ended June 30, 2025.

Same warehouse cost of operations increased $18 million, or 1.6%, compared to the six months ended June 30, 2025, primarily resulting from inflationary pressures and unfavorable net foreign currency impact.
Non-Same Warehouse Results
The following table presents the operating results for our non-same warehouses for the six months ended June 30, 2026 and 2025.

Six Months Ended June 30,
(in millions except revenue per pallet)	2026	2025	Change
Warehouse storage	$88	$75	17.3%
Warehouse services	101	43	134.9%
Total non-same warehouse revenues	189	118	60.2%
Labor	83	45	84.4%
Power	11	8	37.5%
Other warehouse costs	41	28	46.4%
Total non-same warehouse cost of operations	135	81	66.7%
Non-same warehouse NOI	$54	$37	45.9%
Total non-same warehouse margin	28.6%	31.4%	(280)	bps

Number of non-same warehouse sites(1)	56	58

Warehouse storage(2)
Economic occupancy
Average occupied economic pallets (in thousands)	624	496	25.8%
Economic occupancy percentage	62.8%	62.8%	—	bps
Storage revenue per economic occupied pallet	$70.59	$73.95	(4.5)%
Physical occupancy
Average physical occupied pallets (in thousands)	551	456	20.8%
Average physical pallet positions (in thousands)	993	790	25.7%
Physical occupancy percentage	55.5%	57.7%	(220)	bps
Storage revenue per physical occupied pallet	$79.64	$80.45	(1.0)%
Warehouse services(2)
Throughput pallets (in thousands)	3,172	1,183	168.1%
Warehouse services revenue per throughput pallet	$31.48	$35.81	(12.1)%

(1) Refer to our “Same Warehouse Analysis,” which describes the composition of our non-same warehouse pool.
(2) Warehouse storage and warehouse services metrics exclude managed sites.
Non-same warehouse revenues increased $71 million, or 60.2%, compared to the six months ended June 30, 2025, including approximately $60 million from acquisitions and $29 million from recently completed greenfield and expansion projects, partially offset by a $13 million net decrease from other non-same warehouse sites and a $5 million decrease from divestitures.
Non-same warehouse cost of operations increased $54 million, or 66.7%, compared to the six months ended June 30, 2025, including approximately $42 million from acquisitions and $18 million from recently completed greenfield and expansion projects, partially offset by a $3 million net decrease from other non-same warehouse sites and a $3 million decrease from divestitures.

Global Integrated Solutions Segment
The following table presents the operating results of our Global Integrated Solutions segment for the six months ended June 30, 2026 and 2025.

	Six Months Ended June 30,
(in millions)	2026	2025	Change
Global Integrated Solutions segment revenues	$668	$728	(8.2)%
Global Integrated Solutions segment cost of operations(1)	550	603	(8.8)%
Global Integrated Solutions segment NOI	$118	$125	(5.6)%
Global Integrated Solutions margin	17.7%	17.2%	50	bps

(1) Cost of operations excludes $1 million and $2 million of stock-based compensation expense and related employer-paid payroll taxes for the six months ended June 30, 2026 and 2025, respectively.
Global Integrated Solutions segment revenues were $668 million for the six months ended June 30, 2026, a decrease of $60 million, or 8.2%, compared to $728 million for the six months ended June 30, 2025. The decrease was primarily due to the divestiture of the Spain Transportation business which occurred in August 2025, partially offset by higher transportation and foodservice volumes and rates. In addition, the foreign currency translation of revenues earned by our foreign operations had a $12 million favorable impact compared to the six months ended June 30, 2025.
Global Integrated Solutions segment cost of operations was $550 million for the six months ended June 30, 2026, a decrease of $53 million, or 8.8%, compared to $603 million for the six months ended June 30, 2025. The decrease was primarily driven by the above-mentioned divestiture of the Spain Transportation business, partially offset by $7 million of expense associated with a preliminary legal settlement and higher transportation and logistics expenses reflecting the increased cost of fuel and third-party labor. The foreign currency translation of cost of operations from our foreign operations had an $11 million unfavorable impact compared to the six months ended June 30, 2025.
Global Integrated Solutions segment NOI was $118 million for the six months ended June 30, 2026, a decrease of $7 million, or 5.6%, compared to $125 million for the six months ended June 30, 2025, due to the factors discussed above. NOI margin was positively impacted by the sale of the Spain Transportation business. Foreign currency translation had a $1 million net favorable impact compared to the six months ended June 30, 2025.
Other Consolidated Operating Expense
The following table presents other consolidated operating expense for the six months ended June 30, 2026 and 2025.

	Six Months Ended June 30,
(in millions)	2026	2025	Change
Other consolidated operating expense:
Depreciation and amortization expense	$470	$436	7.8%
General and administrative expense	$279	$297	(6.1)%
Acquisition, transaction, and other expense	$4	$52	(92.3)%
Restructuring, impairment, and (gain) loss on disposals	$(1)	$(18)	n.m.
Depreciation and amortization expense. Depreciation and amortization expense was $470 million for the six months ended June 30, 2026, an increase of $34 million, or 7.8%, compared to $436 million for the six months ended June 30, 2025. The increase was primarily related to acquisitions and greenfield and expansion projects.
General and administrative expense. General and administrative expense was $279 million for the six months ended June 30, 2026, a decrease of $18 million, or 6.1%, compared to $297 million for the six months ended June 30, 2025. The decrease was primarily due to an $11 million reduction in stock-based compensation expense, mainly for unfavorable forecasted performance for the 2024 and 2025 performance awards (see Note 13, Stock-based compensation to the condensed consolidated financial statements included in this Quarterly Report for details). The decrease was also attributable to lower professional fees, including legal, tax, and audit fees and broader cost-saving initiatives. For the six months ended June 30, 2026, general and administrative expenses were 10.5% of total revenues compared to 11.2% of total revenues for the six months ended June 30, 2025.
Acquisition, transaction, and other expense. Acquisition, transaction, and other expense was $4 million for the six months ended June 30, 2026, a decrease of $48 million compared to $52 million for the six months ended June 30, 2025. The decrease was primarily due to fair value adjustments of the Put Options issued in connection with the IPO and stock-based compensation expense for one-time IPO awards, as well as lower legal and professional fees from reduced acquisition activity. For further detail on stock-based compensation costs, see Note 13, Stock-based compensation to the condensed consolidated financial statements included in this Quarterly Report.
Restructuring, impairment, and (gain) loss on disposals. Restructuring, impairment, and (gain) loss on disposals were a net gain of $1 million for the six months ended June 30, 2026, as compared to a net gain of $18 million for the six months ended June 30, 2025. The change was primarily driven by a $22 million reduction in net gains associated with the Kennewick, Washington warehouse fire, reflecting $17 million of lower insurance recovery proceeds and $4 million of incremental costs related to a customer product-damage claim and associated legal fees, as well as $8 million of impairment loss and legal and administrative fees related to a fire that occurred in our Los Angeles, California warehouse in June 2026. These decreases were partially offset by $7 million of estimated lease exit costs related to a previously acquired facility that were incurred in the six months ended June 30, 2025 and did not recur in 2026, as well as $5 million of net other favorable items, including disposals of fixed assets.
For further detail related to the Kennewick, Washington and Los Angeles, California warehouse fires, see Note 15, Commitments and contingencies in our condensed consolidated financial statements included in this Quarterly Report.
Other Income (Expense)
The following table presents other items of income and expense for the six months ended June 30, 2026 and 2025.

	Six Months Ended June 30,
(in millions)	2026	2025	Change
Other income (expense):
Interest expense, net	$(171)	$(127)	34.6%
Gain (loss) on foreign currency transactions, net	$3	$42	n.m.
Equity income (loss), net of tax	$(3)	$(1)	200.0%
Other nonoperating income (expense), net	$1	$1	n.m.
Interest expense, net. We reported net interest expense of $171 million for the six months ended June 30, 2026, an increase of $44 million, or 34.6%, compared to $127 million for the six months ended June 30, 2025, primarily driven by a decrease in income generated from hedging instruments, the increase of average debt balances, and the extension of our debt maturity via the issuance of new senior unsecured notes in 2025. The impact driven by the aforementioned factors was partially offset by decreases in benchmark interest rates determining the interest rates on our variable-rate debt.
The average effective interest rate of our outstanding debt was 4.2% for the six months ended June 30, 2026, the same as 4.2% for the six months ended June 30, 2025. The expiration of hedging instruments outstanding during the six months ended June 30, 2025, along with higher total borrowings between June 30, 2025 and June 30, 2026, have resulted in our current hedged instruments accounting for a reduced portion of overall borrowings. Additionally the fixed rates at which our variable-rate borrowings are effectively locked in are higher under the current hedging instruments relative to the prior ones. When taking into account income generated from hedging instruments, the average effective interest rate of our outstanding debt was 4.1% for the six months ended June 30, 2026, an increase from 2.8% for the six months ended June 30, 2025. For additional information regarding our net interest expense, see Note 10, Interest expense in our condensed consolidated financial statements included in this Quarterly Report.
Gain (loss) on foreign currency transactions, net. We reported a net foreign currency exchange gain of $3 million for the six months ended June 30, 2026 compared to a net gain of $42 million for the six months ended June 30, 2025. The decrease in gain on foreign currency exchange was due to movements in foreign currency exchange rates against the U.S. dollar, primarily driven by the euro.

Equity income (loss), net of tax. We reported $3 million of net loss from equity method investments for the six months ended June 30, 2026, compared to a net loss of $1 million for the six months ended June 30, 2025. The net loss in both periods was primarily related to our investment in Emergent Cold LatAm Holdings, LLC.
Income Tax Expense (Benefit)
Income tax expense for the six months ended June 30, 2026 was $3 million, an increase of $2 million from an income tax expense of $1 million for the six months ended June 30, 2025. The tax expense in 2026 was principally the result of the tax-effect of pre-tax earnings in various jurisdictions, nondeductible expenses including stock-based compensation and interest expense, and financial statement losses for which no tax benefit was recognized. The tax expense in 2025 was principally created by the tax-effect of pre-tax earnings in various jurisdictions and nondeductible stock-based compensation, reduced by tax adjustments related to REIT activity. Our income taxes are discussed in more detail in Note 7, Income taxes to the condensed consolidated financial statements included in this Quarterly Report.
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
The table below reconciles total segment NOI to net income (loss), which is the most directly comparable financial measure calculated in accordance with GAAP, in each case for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Net income (loss)	$(32)	$(7)	$(83)	$(7)
Stock-based compensation expense and related employer-paid payroll taxes in cost of operations	3	5	7	6
General and administrative expense	138	143	279	297
Depreciation expense	182	170	359	328
Amortization expense	55	54	111	108
Acquisition, transaction, and other expense	—	37	4	52
Restructuring, impairment, and (gain) loss on disposals	(4)	3	(1)	(18)
Equity (income) loss, net of tax	—	(3)	3	1
(Gain) loss on foreign currency transactions, net	—	(26)	(3)	(42)
Interest expense, net	87	67	171	127
Other nonoperating (income) expense, net	—	(1)	(1)	(1)
Income tax expense (benefit)	(1)	(7)	3	1
Total segment NOI	$428	$435	$849	$852
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

The table below reconciles EBITDA, EBITDAre, and Adjusted EBITDA to net income (loss), which is the most directly comparable financial measure calculated in accordance with GAAP, in each case for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Net income (loss)	$(32)	$(7)	$(83)	$(7)
Adjustments:
Depreciation and amortization expense	237	224	470	436
Interest expense, net	87	67	171	127
Income tax expense (benefit)	(1)	(7)	3	1
EBITDA	$291	$277	$561	$557
Adjustments:
Net loss (gain) on sale of real estate assets	—	3	—	3
Impairment of real estate assets	1	—	1	—
Allocation of EBITDAre of noncontrolling interests	(1)	(1)	(1)	(1)
EBITDAre	$291	$279	$561	$559
Adjustments:
Net (gain) loss on sale of non-real estate assets	(1)	—	(2)	(2)
Other nonoperating (income) expense, net	—	(1)	(1)	(1)
Acquisition, restructuring, and other	6	48	17	65
Technology transformation	6	7	12	12
(Gain) loss on property destruction	(11)	(13)	(14)	(37)
(Gain) loss on foreign currency transactions, net	—	(26)	(3)	(42)
Stock-based compensation expense and related employer-paid payroll taxes	25	30	55	70
Impairment of other non-real estate assets	1	—	1	1
Allocation related to unconsolidated JVs	3	2	7	5
Allocation adjustments of noncontrolling interests	—	—	1	—
Adjusted EBITDA	$320	$326	$634	$630

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
We calculate adjusted funds from operations, or Adjusted FFO, as Core FFO adjusted for the effects of amortization of deferred financing costs, amortization of debt discount/premium, amortization of above or below market leases, straight-line net operating rent, provision or benefit from deferred income taxes, stock-based compensation expense and related employer-paid payroll taxes from grants under our equity incentive plans, non-real estate depreciation and amortization, non-real estate finance lease ROU asset amortization, and recurring maintenance capital expenditures. We also adjust for Adjusted FFO attributable to our share of reconciling items of partially owned entities. We believe that Adjusted FFO is helpful to investors as a meaningful supplemental comparative performance measure of our ability to make incremental capital investments in our business and to assess our ability to fund distribution requirements from our operating activities.
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

The table below reconciles FFO, Core FFO, and Adjusted FFO to net income (loss), which is the most directly comparable financial measure calculated in accordance with GAAP, in each case for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Net income (loss)	$(32)	$(7)	$(83)	$(7)
Adjustments:
Real estate depreciation	101	94	200	179
In-place lease intangible amortization	1	1	2	2
Net loss (gain) on sale of real estate assets	—	3	—	3
Impairment of real estate assets	1	—	1	—
Real estate depreciation, (gain) loss on sale of real estate and real estate impairments on unconsolidated JVs	—	—	1	1
Allocation of noncontrolling interests	(1)	—	—	—
FFO	$70	$91	$121	$178
Adjustments:
Net (gain) loss on sale of non-real estate assets	(1)	—	(2)	(2)
Finance lease ROU asset amortization - real estate	18	18	36	36
Impairment of other non-real estate assets	1	—	1	1
Other nonoperating (income) expense, net	—	(1)	(1)	(1)
Acquisition, restructuring, and other	10	52	25	72
Technology transformation	6	7	12	12
(Gain) loss on property destruction	(11)	(13)	(14)	(37)
(Gain) loss on foreign currency transactions, net	—	(26)	(3)	(42)
Core FFO	$93	$128	$175	$217
Adjustments:
Non-real estate depreciation and amortization	108	103	214	203
Finance lease ROU asset amortization - non-real estate	8	8	17	16
Amortization of deferred financing costs, discount, and above/below market debt	4	3	7	5
Deferred income taxes expense (benefit)	(7)	(20)	(6)	(9)
Straight line net operating rent	—	(1)	—	—
Stock-based compensation expense and related employer-paid payroll taxes	25	30	55	70
Recurring maintenance capital expenditures	(33)	(42)	(64)	(74)
Allocation related to unconsolidated JVs	—	1	1	2
Allocation of noncontrolling interests	—	1	—	—
Adjusted FFO	$198	$211	$399	$430
Liquidity and Capital Resources
As of June 30, 2026, we had $57 million of cash and cash equivalents and $1.5 billion available under our Revolving Credit Facility (net of outstanding standby letters of credit in the amount of $61 million, which reduce availability). We currently expect that our principal sources of funding will include:
•current cash balances;

•cash flows from operations;
•proceeds from the disposition of properties or other investments;
•our credit facilities; and
•other forms of debt financings and equity offerings.
Our liquidity requirements and capital commitments primarily consist of:
•operating activities and overall working capital;
•capital expenditures;
•development and acquisition activities;
•debt service obligations; and
•stockholder distributions.
As of June 30, 2026, we expect that our funding sources as noted above will be adequate to meet our short-term liquidity requirements and capital commitments for the next twelve months. For more information regarding our debt facilities, refer to Note 8, Debt in the condensed consolidated financial statements included in this Quarterly Report. We expect to utilize the same sources of capital we will rely on to meet our short-term liquidity requirements to also meet our long-term liquidity requirements, which include funding our operating activities, our debt service obligations and stockholder distributions, and our future development and acquisition activities.
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
The board of directors of the Company has declared a regular quarterly cash dividend of $0.5325 per share of common stock for the first and second quarters of 2026, which was an increase from $0.5275 per share of common stock in the prior year quarters. Each dividend is payable to shareholders of record as of the last day of the respective quarter and is paid in the subsequent month.

Outstanding Indebtedness
The following table summarizes our outstanding indebtedness as of June 30, 2026 (in millions):

As of June 30,
2026
Fixed rate	$3,278
Variable rate—unhedged	1,721
Variable rate—hedged	1,250
Total debt	$6,249

Percent of total debt:
Fixed rate	52.5%
Variable rate—unhedged	27.5%
Variable rate—hedged	20.0%
The variable rate debt shown above bears interest at interest rates based on various one-month rates, of which SOFR is the most significant, depending on the respective agreement governing the debt, including our Revolving Credit Facility and Term Loan A. As of June 30, 2026, our debt had a weighted average term to maturity of approximately 2.9 years, assuming exercise of extension options.
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
Our credit loss expense related to customer receivables was immaterial for both the three and six months ended June 30, 2026 and 2025. As of June 30, 2026 and December 31, 2025, we maintained allowances for uncollectible balances of $10 million and $10 million, respectively, which we believed to be adequate.
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

The following table sets forth our recurring maintenance capital expenditures for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Global warehousing	$28	$35	$54	$64
Global integrated solutions	2	4	4	5
Information technology and other	3	3	6	5
Recurring maintenance capital expenditures	$33	$42	$64	$74
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
The following table sets forth our repair and maintenance expenses for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Global warehousing	$40	$38	$80	$72
Global integrated solutions	13	15	25	28
Repair and maintenance expenses	$53	$53	$105	$100
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
The following table sets forth our integration capital expenditures for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Global warehousing	$13	$15	$24	$23
Information technology and other	1	3	3	7
Integration capital expenditures	$14	$18	$27	$30
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
The following table sets forth our external growth capital investments for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Acquisitions, net of cash acquired and adjustments (1)	$4	$439	$4	$439
Greenfield and expansion expenditures	78	53	178	90
Energy and economic return initiatives	14	25	27	41
Information technology transformation and growth initiatives	14	18	31	32
External growth capital investments	$110	$535	$240	$602

(1) Excludes buildings and land acquired through exercise of finance lease purchase options, where amount paid did not exceed the finance lease liability.
We completed one immaterial acquisition during the three and six months ended June 30, 2026. We completed five acquisitions during the three and six months ended June 30, 2025, including the purchase of three warehouse campuses of Bellingham Cold Storage for approximately $118 million and the acquisition of four cold storage warehouses and other related assets from Tyson Foods for $256 million.
Our greenfield and expansion expenditures related primarily to projects that remained under construction as of the respective period end, with a notable expansion at the Hobart, IN cold storage facility and construction of a new facility in Bremerhaven, Germany during the three and six months ended June 30, 2025. During the three and six months ended June 30, 2026, we continued construction of a new greenfield in Dallas, TX under our arrangement with Tyson Foods and an expansion at one of our fully automated cold storage warehouses in the Netherlands.
Energy and economic return initiatives included corporate initiatives and smaller customer-driven growth projects. Information technology transformation and growth initiatives included spending on our patented LinOS technology.

Historical Cash Flows
The following summary discussion of our cash flows is based on the condensed consolidated statements of cash flows included in this Quarterly Report.

	Six Months Ended June 30,
(in millions)	2026	2025
Net cash provided by operating activities	$441	$397
Net cash used in investing activities	$(286)	$(718)
Net cash (used in) provided by financing activities	$(162)	$226
Operating Activities
For the six months ended June 30, 2026, our net cash provided by operating activities was $441 million, compared to $397 million for the six months ended June 30, 2025. The $76 million increase in net loss was offset by non-cash items, primarily a $34 million increase in depreciation and amortization and a $39 million decrease in net gain on foreign currency transactions, both discussed above. Changes in operating assets and liabilities were favorable for the six months ended June 30, 2026 as compared to 2025. Operating cash flow was also positively impacted by $18 million of proceeds from business interruption insurance recoveries, most of which related to a fire which occurred at the Company’s warehouse in Kennewick, Washington in 2024 (see Note 15, Commitments and contingencies in our condensed consolidated financial statements included in this Quarterly Report for details). Other notable changes in non-cash items were $28 million in Put Options fair value adjustments for the six months ended June 30, 2025 which did not recur in 2026, offset by lower stock-based compensation expense.
Investing Activities
For the six months ended June 30, 2026, cash used in investing activities was $286 million. The most significant uses were $310 million in purchases of property, plant, and equipment, primarily for the continued construction of a new greenfield in Dallas, TX under our arrangement with Tyson Foods and an expansion at one of our fully automated cold storage warehouses in the Netherlands. This was partially offset by $21 million of proceeds from sale of assets and $9 million of insurance proceeds for recoveries on impaired long-lived assets, which were primarily related to a fire which occurred at the Company’s warehouse in Kennewick, Washington in 2024 (see Note 15, Commitments and contingencies in our condensed consolidated financial statements included in this Quarterly Report for details).
For the six months ended June 30, 2025, cash used in investing activities was $718 million. The most significant uses were $439 million in acquisitions, net of cash acquired, and $314 million in purchases of property, plant, and equipment, primarily for growth capital expenditures. In addition, we invested $7 million in Emergent Cold LatAm Holdings, LLC, offset by $38 million in insurance recovery proceeds for the warehouse fire in Kennewick and $6 million in proceeds from the sale of assets.
Financing Activities
Our net cash used in financing activities was $162 million for the six months ended June 30, 2026, which primarily consisted of outflows of $269 million for regular quarterly dividends and other distributions and $201 million of repayments of long-term debt and finance leases ($160 million of which was related to the payoff of the Metlife Real Estate Notes on January 2, 2026). To finance the secured debt payoff and some of the other financing activities, we borrowed $327 million on revolving credit lines, net of repayments.
Our net cash provided by financing activities was $226 million for the six months ended June 30, 2025. The financing activities primarily consisted of $495 million of proceeds from issuance of New Senior Unsecured Notes and $204 million of net borrowings on revolving credit lines. These inflows were offset by $268 million of dividends and other distributions, $156 million of repayments of long-term debt and finance leases, $88 million of which was related to the Houston, Texas lease purchase, and $28 million of redemption of redeemable noncontrolling interest.
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

	June 30,	December 31,
Summarized Balance Sheet Data (in millions)	2026	2025
Total current assets	$349	$347
Amounts due from non-guarantor subsidiaries	$14,278	$13,693
Total non-current assets	$5,199	$5,157

Total current liabilities	$598	$562
Amounts due to non-guarantor subsidiaries	$13,458	$12,460
Total non-current liabilities	$5,961	$5,708
Noncontrolling interests	$970	$978

	Six Months Ended	Year Ended
	June 30,	December 31,
Summarized Statement of Operations Data (in millions)	2026	2025
Net revenues from external customers	$1,025	$2,006
Cost of operations	$(771)	$(1,496)
Net revenue and cost of operations charges with non-guarantor subsidiaries	$74	$151
Income (loss) from operations	$(64)	$(94)
Net income (loss)	$(226)	$(326)
Net income (loss) attributable to the combined guarantor entities	$(217)	$(315)
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
As of June 30, 2026, entities that are direct borrowers, guarantors, or otherwise obligated in respect the Credit Agreement had an aggregate of $20,668 million of assets and were direct borrowers, guarantors or otherwise obligated in respect of an aggregate of $5,933 million of indebtedness, in each case, excluding intercompany investments and obligations. As of June 30, 2026, the OP, Lineage Europe Finco B.V., and the Guarantors had an aggregate of $19,825 million of assets and were direct borrowers in respect of $5,786 million of indebtedness, in each case, excluding intercompany investments and obligations.
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
As of June 30, 2026, we had $2,890 million of variable-rate debt under our Revolving Credit Facility and Term Loan A agreements, primarily bearing interest at SOFR of approximately 3.7%, plus a margin of 77.5 basis points and 92.5 basis points on the Revolving Credit Facility and Term Loan A facilities, respectively (refer to Note 8, Debt to our condensed consolidated financial statements for details of the entire balance by currency and rate). In addition, we have $81 million of Metlife Real Estate Notes bearing interest at SOFR plus a margin of 177 basis points. Out of this total, $1,250 million is hedged until February 2028 at a weighted average rate of 3.16% plus applicable RCF/TLA margin. As a result, our exposure to changes in interest rates primarily consists of our $1,721 million of unhedged variable-rate debt. A 100 basis point increase in market interest rates would result in an increase in interest expense to service our variable-rate debt of approximately $17 million on an annualized basis. Conversely, a 100 basis point decrease in market interest rates would result in a decrease in interest of approximately $17 million on an annualized basis.
Foreign Currency Risk
We are exposed to foreign currency exchange variability related to investments in and earnings from our foreign subsidiaries, as the revenues and expenses of these subsidiaries are typically generated in the currencies of the countries in which they operate. Foreign currency market risk is the possibility that our results of operations or financial position could be better or worse than planned because of changes in foreign currency exchange rates. When the local currencies in these countries decline relative to our reporting currency, the U.S. dollar, our consolidated revenues, segment NOI margins, and net investment in properties and operations outside the United States decrease. The impact of currency fluctuations on our earnings is partially mitigated by the fact that most operating and other expenses are also incurred and paid in the local currency. The impact of devaluation or depreciating currency on an entity depends on the residual effect on the local economy and the ability of an entity to raise prices and/or reduce expenses. Due to our constantly changing currency exposure and the potential substantial volatility of currency exchange rates, we cannot predict the effect of exchange rate fluctuations on our business. As a result, changes in the relation of the currency of our international operations to U.S. dollars may also affect the book value of our assets and the amount of total equity. Such foreign currency exposure as of June 30, 2026 was not materially different from what we disclosed in our 2025 Annual Report on Form 10-K.
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
Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of June 30, 2026 because of the material weakness in our internal control over financial reporting identified in connection with the audit of our consolidated financial statements for the year ended December 31, 2025, as described below, which continues to exist as of June 30, 2026.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

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
There were no share repurchases by us during the three months ended June 30, 2026.
Unregistered Sales of Equity Securities
The following table sets forth all unregistered sales of securities made by us during the three months ended June 30, 2026:

Date	Securities Issued	Purchaser	Consideration	Exemption From Registration
May 20, 2026	5,000 shares of common stock	An investor in Lineage OP, LP	Certain partnership common units in Lineage OP, LP	Section 4(a)(2)
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended June 30, 2026, as such terms are defined in Item 408 of Regulation S-K.
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

10.1
First Amendment to Transition Services Agreement dated May 4, 2026, by and between Lineage Logistics Holdings, LLC and Bay Grove Management Company, LLC (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, filed on May 6, 2026).

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
101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026 is formatted in iXBRL (“eXtensible Business Reporting Language”): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations and comprehensive income (loss), (iii) condensed consolidated statements of redeemable noncontrolling interests and equity, (iv) condensed consolidated statements of cash flows and (v) the notes to condensed consolidated financial statements.

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

Lineage, Inc.
(Registrant)

August 5, 2026	/s/ Abigail Fleming
Date	(Signature)
Abigail Fleming
Chief Accounting Officer