Form 10-Q
period 2026-09-30
Lineage, Inc.
filed 2026-11-09
CIK 1868159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of November 3, 2026, the registrant had outstanding 227,750,422 shares of common stock.

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
In general, references to “Bay Grove” herein are to Bay Grove Capital Group LLC (“BG Capital”), a private owner-operator firm founded by our Co-Executive Chairmen, and its affiliated entities, including Bay Grove Management Company, LLC (“Bay Grove Management”) and Bay Grove Capital LLC (“Bay Grove Capital”), but excluding BGLH and the Co-Executive Chairmen. In general, references to “BGLH” are to BG Lineage Holdings, LLC, and its subsidiary BG Lineage Holdings LHR, LLC (“LHR”). BG Capital is the managing member of Bay Grove Capital and Bay Grove Management, which is the managing member of BGLH. Our Co-Executive Chairmen, Adam Forste and Kevin Marchetti, are the managing members of BG Capital. BG Capital is also the managing member of BG Maverick, LLC (“BG Maverick”) and BG Cold, LLC (“BG Cold”).

Part I - Financial Information
Item 1. Financial Statements

LINEAGE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except par values)

	September 30,	December 31,
	2026	2025
	(Unaudited)
Assets
Current assets:
Cash, cash equivalents, and restricted cash	$59	$66
Accounts receivable, net	938	896
Inventories	127	145
Prepaid expenses and other current assets	306	132
Total current assets	1,430	1,239
Non-current assets:
Property, plant, and equipment, net	11,159	11,338
Finance lease right-of-use assets, net	1,044	1,101
Operating lease right-of-use assets, net	582	616
Equity method investments	133	131
Goodwill	3,426	3,466
Other intangible assets, net	990	1,090
Other assets	212	204
Total assets	$18,976	$19,185
Liabilities, Redeemable Noncontrolling Interests, and Equity
Current liabilities:
Accounts payable and accrued liabilities	$1,144	$1,331
Accrued dividends and distributions	138	134
Deferred revenue	80	81
Current portion of long-term debt, net	2	2
Total current liabilities	1,364	1,548
Non-current liabilities:
Long-term finance lease obligations	1,183	1,216
Long-term operating lease obligations	562	599
Deferred income tax liability	272	303
Long-term debt, net	6,813	6,107
Other long-term liabilities	168	169
Total liabilities	10,362	9,942
Commitments and contingencies (Note 15)
Redeemable noncontrolling interests	—	7
Stockholders’ equity:
Common stock, $0.01 par value per share – 500 authorized shares; 228 issued and outstanding at September 30, 2026 and 227 issued and outstanding at December 31, 2025	2	2
Additional paid-in capital - common stock	10,830	10,780
Retained earnings (accumulated deficit)	(3,037)	(2,439)
Accumulated other comprehensive income (loss)	(133)	(97)
Total stockholders’ equity	7,662	8,246
Noncontrolling interests	952	990
Total equity	8,614	9,236
Total liabilities, redeemable noncontrolling interests, and equity	$18,976	$19,185
See accompanying notes to condensed consolidated financial statements.

LINEAGE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Unaudited)
Net revenues	$1,361	$1,377	$4,019	$4,019
Cost of operations	949	932	2,765	2,728
General and administrative expense	142	145	421	442
Depreciation expense	186	174	545	502
Amortization expense	55	56	166	164
Acquisition, transaction, and other expense	—	12	4	64
Goodwill impairment	—	28	—	28
Restructuring, impairment, and (gain) loss on disposals	109	(5)	108	(23)
Total operating expense	1,441	1,342	4,009	3,905
Income (loss) from operations	(80)	35	10	114
Other income (expense):
Equity income (loss), net of tax	(2)	(2)	(5)	(3)
Gain (loss) on foreign currency transactions, net	3	(6)	6	36
Interest expense, net	(92)	(68)	(263)	(195)
Gain (loss) on extinguishment of debt	—	(3)	—	(3)
Other nonoperating income (expense), net	(2)	(57)	(1)	(56)
Total other income (expense), net	(93)	(136)	(263)	(221)
Net income (loss) before income taxes	(173)	(101)	(253)	(107)
Income tax expense (benefit)	—	11	3	12
Net income (loss)	(173)	(112)	(256)	(119)
Less: Net income (loss) attributable to noncontrolling interests	(19)	(12)	(27)	(13)
Net income (loss) attributable to Lineage, Inc.	(154)	(100)	(229)	(106)

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on interest rate hedges and foreign currency hedges	7	(15)	18	(46)
Foreign currency translation adjustments	5	(25)	(59)	223
Comprehensive income (loss)	(161)	(152)	(297)	58
Less: Comprehensive income (loss) attributable to noncontrolling interests	(18)	(16)	(32)	6
Comprehensive income (loss) attributable to Lineage, Inc.	$(143)	$(136)	$(265)	$52

Basic earnings (loss) per share	$(0.68)	$(0.44)	$(0.99)	$(0.46)
Diluted earnings (loss) per share	$(0.68)	$(0.44)	$(0.99)	$(0.46)

Weighted average common shares outstanding:
Basic	228	228	227	228
Diluted	228	228	227	228
See accompanying notes to condensed consolidated financial statements.

LINEAGE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY (Unaudited)

	Redeemable noncontrolling interests	Common Stock			Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total equity
(in millions, except per share amounts)		Number of shares	Amount at par value	Additional paid-in capital
Balance as of December 31, 2024	$43	228	$2	$10,764	$(1,855)	$(273)	$1,013	$9,651
Dividends ($0.53 per common share) and other distributions ($0.53 per OP Unit and OPEU)	—	—	—	—	(121)	—	(14)	(135)
Stock-based compensation	—	—	—	19	—	—	21	40
Other comprehensive income (loss)	—	—	—	—	—	42	5	47
Redeemable noncontrolling interest redemption value adjustment	(2)	—	—	2	—	—	—	2
Net income (loss)	—	—	—	—	—	—	—	—
Reallocation of noncontrolling interests	—	—	—	6	—	—	(6)	—
Balance as of March 31, 2025	41	228	2	10,791	(1,976)	(231)	1,019	9,605
Dividends ($0.53 per common share) and other distributions ($0.53 per OP Unit and OPEU)	—	—	—	—	(121)	—	(13)	(134)
Stock-based compensation	—	1	—	22	—	—	7	29
Withholding of common stock for employee taxes	—	—	—	(10)	—	—	—	(10)
Other comprehensive income (loss)	—	—	—	—	—	152	18	170
Redemption of redeemable noncontrolling interests	(28)	—	—	—	—	—	—	—
Expiration of redemption option	(6)	—	—	—	—	—	6	6
Net income (loss)	—	—	—	—	(6)	—	(1)	(7)
Reallocation of noncontrolling interests	—	—	—	7	—	—	(7)	—
OP Units reclassification	—	—	—	7	—	—	(7)	—
Balance as of June 30, 2025	7	229	2	10,817	(2,103)	(79)	1,022	9,659
Dividends ($0.53 per common share) and other distributions ($0.53 per OP Unit and OPEU)	—	—	—	—	(122)	—	(15)	(137)
Stock-based compensation	—	—	—	21	—	—	17	38
Withholding of common stock for employee taxes	—	—	—	(2)	—	—	—	(2)
Other comprehensive income (loss)	—	—	—	—	—	(36)	(4)	(40)
Redemption of common stock	—	(1)	—	(28)	—	—	—	(28)
Net income (loss)	—	—	—	—	(100)	—	(12)	(112)
Reallocation of noncontrolling interests	—	—	—	10	—	—	(10)	—
OP Units reclassification	—	—	—	3	—	—	(3)	—
Balance as of September 30, 2025	$7	228	$2	$10,821	$(2,325)	$(115)	$995	$9,378
See accompanying notes to condensed consolidated financial statements.

LINEAGE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY (Unaudited)

	Redeemable noncontrolling interests	Common Stock			Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total equity
(in millions, except per share amounts)		Number of shares	Amount at par value	Additional paid-in capital
Balance as of December 31, 2025	$7	227	$2	$10,780	$(2,439)	$(97)	$990	$9,236
Dividends ($0.53 per common share) and other distributions ($0.53 per OP Unit and OPEU)	—	—	—	—	(123)	—	(13)	(136)
Stock-based compensation	—	—	—	17	—	—	13	30
Withholding of common stock for employee taxes	—	—	—	(1)	—	—	—	(1)
Other comprehensive income (loss)	—	—	—	—	—	(25)	(3)	(28)
Redemption of redeemable noncontrolling interests	(7)	—	—	5	—	—	—	5
Net income (loss)	—	—	—	—	(46)	—	(5)	(51)
Reallocation of noncontrolling interests	—	—	—	10	—	—	(10)	—
OP Units reclassification	—	—	—	5	—	—	(5)	—
Balance as of March 31, 2026	—	227	2	10,816	(2,608)	(122)	967	9,055
Dividends ($0.53 per common share) and other distributions ($0.53 per OP Unit and OPEU)	—	—	—	—	(123)	—	(13)	(136)
Stock-based compensation	—	1	—	14	—	—	9	23
Withholding of common stock for employee taxes	—	—	—	(11)	—	—	—	(11)
Other comprehensive income (loss)	—	—	—	—	—	(22)	(3)	(25)
Net income (loss)	—	—	—	—	(29)	—	(3)	(32)
Reallocation of noncontrolling interests	—	—	—	(24)	—	—	24	—
Balance as of June 30, 2026	—	228	2	10,795	(2,760)	(144)	981	8,874
Dividends ($0.53 per common share) and other distributions ($0.53 per OP Unit and OPEU)	—	—	—	—	(123)	—	(13)	(136)
Stock-based compensation	—	—	—	21	—	—	17	38
Withholding of common stock for employee taxes	—	—	—	(1)	—	—	—	(1)
Other comprehensive income (loss)	—	—	—	—	—	11	1	12
Net income (loss)	—	—	—	—	(154)	—	(19)	(173)
Reallocation of noncontrolling interests	—	—	—	15	—	—	(15)	—
Balance as of September 30, 2026	$—	228	$2	$10,830	$(3,037)	$(133)	$952	$8,614
See accompanying notes to condensed consolidated financial statements.

LINEAGE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Nine Months Ended September 30,
	2026	2025
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(256)	$(119)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for credit losses	1	5
Goodwill impairment	—	28
Gain on insurance recovery	(39)	(51)
Depreciation and amortization	711	666
Amortization of deferred financing costs, discount, and above/below market debt	10	8
Stock-based compensation	91	107
(Gain) loss on foreign currency transactions, net	(6)	(36)
Deferred income tax	(15)	(13)
Put Options fair value adjustment	—	30
Proceeds from insurance recoveries - business interruption	22	—
(Gain) loss on divestitures, net	—	58
Other operating activities	10	12
Changes in operating assets and liabilities (excluding effects of acquisitions):
Accounts receivable	(33)	(36)
Prepaid expenses, other assets, and other long-term liabilities	(139)	(28)
Inventories	16	20
Accounts payable and accrued liabilities and deferred revenue	55	(24)
Right-of-use assets and lease obligations	3	—
Net cash provided by operating activities	431	627
Cash flows from investing activities:
Acquisitions, net of cash acquired	(4)	(441)
Purchase of property, plant, and equipment	(483)	(509)
Proceeds from sale of assets	30	10
Proceeds from insurance recovery on impaired long-lived assets	10	49
Investments in Emergent Cold LatAm Holdings, LLC	(3)	(9)
Other investing activity	1	1
Net cash used in investing activities	(449)	(899)
Cash flows from financing activities:
Dividends and other distributions	(403)	(402)
Redemption of redeemable noncontrolling interests	(2)	(28)
Repurchase of common shares for employee income taxes on stock-based compensation	(13)	(12)
Proceeds from long-term debt, net of discount	—	495
Repayments of long-term debt and finance leases	(869)	(190)
Borrowings on Revolving Credit Facility	2,573	2,258
Repayments on Revolving Credit Facility	(1,004)	(1,854)
Redemption of Preference Shares	(263)	—
Settlement of Put Option liability	—	(50)
Redemption of common stock	—	(28)
Other financing activity	(7)	(17)
Net cash (used in) provided by financing activities	12	172
Impact of foreign exchange rates on cash, cash equivalents, and restricted cash	(1)	—
Net increase (decrease) in cash, cash equivalents, and restricted cash	(7)	(100)
Cash, cash equivalents, and restricted cash at the beginning of the period	66	175
Cash, cash equivalents, and restricted cash at the end of the period	$59	$75

LINEAGE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Nine Months Ended September 30,
	2026	2025
	(Unaudited)
Supplemental disclosures of cash flow information:
Cash paid for taxes, net of refunds	$19	$19
Cash paid for interest, net of capitalized interest	$268	$237
Noncash activities:
Purchases of property, plant, and equipment in Accounts payable and accrued liabilities	$158	$75
Accrued dividends, distributions, and dividend equivalents	$140	$137
Assets acquired through exercise of a purchase option in a finance lease	$7	$96
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
The accompanying condensed consolidated financial statements include the accounts of Lineage, Inc. consolidated with the accounts of all subsidiaries and affiliates in which the Company holds a controlling financial interest as of the financial statement date. The operating results for the interim periods ended September 30, 2026 and 2025 are not necessarily indicative of results for the full year and should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in its Annual Report on Form 10-K for the year ended December 31, 2025.
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
(d)Accounts receivable
Accounts receivable are recorded at the invoiced amount and are stated net of estimated allowances for credit losses. The Company’s allowance for credit losses was $8 million and $10 million as of September 30, 2026 and December 31, 2025, respectively.

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
The Company has committed to invest up to a total of $108 million in its equity method investment Emergent Cold LatAm Holdings, LLC (“LatAm”). The Company has invested a total of $103 million as of September 30, 2026, of which the Company invested $1 million and $3 million during the three and nine months ended September 30, 2026, respectively. The Company invested $2 million and $9 million during the three and nine months ended September 30, 2025, respectively. The Company has an option to purchase the remaining equity interests in LatAm until July 2027. As of September 30, 2026, the Company has not exercised this option.
The Company has interests in partially owned entities where the Company does not have a controlling interest or significant influence. These investments do not have readily determinable fair values, and the Company has elected the measurement alternative to measure these investments at cost less impairment, adjusted by observable price changes, with any fair value changes recognized in earnings. Refer to Note 11, Fair value measurements for additional information. As of September 30, 2026 and December 31, 2025, the carrying amount of these investments was $31 million and $32 million, respectively, and is presented in Other assets in the condensed consolidated balance sheets.
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
	This ASU provides updated guidance about the scope of derivative accounting under ASC 815, as well as clarifies how share-based noncash consideration from a customer should be accounted for.	Annual and interim reporting periods beginning after December 15, 2026	The Company is currently evaluating this ASU but does not expect its adoption to have a material impact on its consolidated financial statements and related disclosures.
ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements	This ASU provides targeted improvements intended to enhance the application of hedge accounting, including expanded eligibility of forecasted transactions, additional flexibility in measuring hedge effectiveness, and clarifications related to hedging non-financial items.	Annual and interim reporting periods beginning after December 15, 2026	The Company is currently evaluating this ASU but does not expect its adoption to have a material impact on its consolidated financial statements and related disclosures.
ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements	This ASU provides clarifications intended to improve the consistency and usability of interim disclosure requirements, including a comprehensive listing of required interim disclosures and a new disclosure principle for reporting material events occurring after the most recent annual period.	Annual and interim reporting periods beginning after December 15, 2027.	The Company is currently evaluating the impact this guidance will have on its consolidated financial statements.
ASU 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818)	This ASU adds new authoritative guidance on the recognition, measurement, presentation, and disclosure of environmental credits (such as emissions allowances, renewable energy certificates, and carbon offsets) and environmental credit obligations arising from regulatory compliance programs.	Annual and interim reporting periods beginning after December 15, 2027.	The Company is currently evaluating the impact this guidance will have on its consolidated financial statements.

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
Lineage, Inc. is authorized to issue up to 500,000,000 common shares with a par value of $0.01 per share. As of September 30, 2026 and December 31, 2025, there were 227,737,353 and 226,967,652 common shares issued and outstanding, respectively.
Operating Partnership capital structure
The Operating Partnership’s capital structure as of September 30, 2026 and December 31, 2025 was as follows:

	September 30, 2026	December 31, 2025
Partnership common units owned by Lineage, Inc.	227,737,353	226,967,652
Partnership common units owned by Non-Company LPs	577,745	698,915
Legacy Class A OP Units and Legacy Class B OP Units owned by Non-Company LPs	21,029,599	21,029,599
LTIP Units held by Non-Company LPs (1)	4,820,620	3,667,999
Total	254,165,317	252,364,165

(1) Includes 882,049 and 406,238 units, respectively, granted under the Amended and Restated Lineage 2024 Incentive Award Plan, which have vested but have not yet been converted into partnership common units.

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
During the nine months ended September 30, 2026, 121,170 partnership common units held by Non-Company LPs were exchanged for an equivalent number of shares of Lineage, Inc. common stock. During the three and nine months ended September 30, 2025, 90,734 and 285,174 partnership common units held by Non-Company

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
LPs, respectively, were exchanged for an equivalent number of shares of Lineage, Inc. common stock. No partnership common units were exchanged during the three months ended September 30, 2026.
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
Legacy OP Units are generally not redeemable for cash or other consideration but can be reclassified into an equal number of partnership common units at any time at the discretion of BG Lineage Holdings LHR, LLC, which serves as the representative of all Legacy OP Units. No Legacy OP Units were reclassified into partnership common units during the nine months ended September 30, 2026 or September 30, 2025.
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
(e)Redeemable Noncontrolling Interests - Operating Partnership Units
Certain Operating Partnership units held by Non-Company LPs were redeemable at the greater of a fixed redemption amount or fair value if certain liquidation events did not occur. As of September 30, 2025, all such units have been redeemed. During each reporting period that the units were outstanding, the Company accreted the changes in the redemption value of the redeemable noncontrolling interest over the period of issuance to the earliest redemption date and recorded an adjustment if the accreted redemption value was greater than the ASC 810 carrying value. The Company’s adjustments were recorded to Additional paid-in capital - common stock in the condensed consolidated balance sheets and condensed consolidated statements of redeemable noncontrolling interests and equity because the Company was in an accumulated deficit position. These adjustments to equity were not a component of net income (loss), however, they were accounted for in the Company’s calculations of earnings (loss) per share (“EPS”) as disclosed in Note 17, Earnings (loss) per share.
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
No OPEUs were exchanged for partnership common units during the three and nine months ended September 30, 2026. There were 1,461,148 OPEUs outstanding, which represents 0.6% ownership in LLH, as of both September 30, 2026 and December 31, 2025.
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
Noncontrolling interests in Other Consolidated Subsidiaries also include Series A Preferred shares issued by each of the Company’s REIT subsidiaries to third-party investors. The Company’s REIT subsidiaries had an aggregate amount of 373 Series A Preferred shares held by third parties outstanding as of both September 30, 2026 and December 31, 2025.
(h)Convertible Redeemable Noncontrolling Interests - Kloosterboer Preference Shares
In 2021, the Company issued non-voting preferred equity instruments (“Preference Shares”) to the seller (the “Co-Investor”) in connection with the Company’s acquisition of Kloosterboer Group B.V. and its subsidiaries (“Kloosterboer”). As of December 31, 2025, there were 2,214,553 Preference Shares outstanding. Upon completion of the IPO, the Preference Shares were reclassified in the condensed consolidated balance sheets from Redeemable noncontrolling interests to a liability based on the fair value of the instrument at the time of reclassification. Subsequent to the reclassification, the liability has been accreted up to the October 1, 2026 redemption value using an effective interest method. Its carrying value was $294 million as of December 31, 2025 and was recorded in Accounts payable and accrued liabilities in the condensed consolidated balance sheets. On September 30, 2026, prior to the mandatory redemption date, the Co-Investor exercised the regular redemption right, and the Company redeemed all of the outstanding Preference Shares in exchange for cash of $295 million, $32 million of which was the accrued interest. The interest paid is included in cash flows from operating activities in the condensed consolidated statements of cash flows and included in Cash paid for interest, net of capitalized interest in the supplemental disclosure.
(i)Redeemable Noncontrolling Interests - Operating Subsidiaries
In August 2023, the Company acquired a 75.0% ownership in Ha Noi Steel Pipe Joint Stock Company (“SK Logistics”). On each of September 30, 2025 and September 30, 2026, the noncontrolling shareholders had the right to sell the remaining 25.0% of SK Logistics to the Company, as such, this noncontrolling interest was

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
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
Until the redemption, the Company accreted the changes in the redemption value of the redeemable noncontrolling interests over the period of issuance to the earliest redemption date and, if necessary, recorded an adjustment to the redeemable noncontrolling interests. The Company’s adjustments were recorded to Additional paid-in capital - common stock in the condensed consolidated balance sheets and condensed consolidated statements of redeemable noncontrolling interests and equity. In accordance with ASC 810, the value was adjusted to reflect the lower of the redemption value or the ASC 810 value, which represents the floor. During the nine months ended September 30, 2025, previously recorded accretion of $4 million was reversed to reflect a decline in redemption value to its ASC 810 value.
Below is a summary of all activity for the Company’s redeemable noncontrolling interests, which are discussed in further detail above.

(in millions)	Redeemable Noncontrolling Interests - Operating Partnership Units	Redeemable Noncontrolling Interest - Operating Subsidiaries	Total Redeemable Noncontrolling Interests
Balance as of December 31, 2024	$32	$11	$43
Redeemable noncontrolling interest redemption value adjustment	2	(4)	(2)
Balance as of March 31, 2025	34	7	41
Redemption of redeemable noncontrolling interests	(28)	—	(28)
Expiration of redemption option	(6)	—	(6)
Balance as of June 30, 2025	—	7	7
Balance as of September 30, 2025	$—	$7	$7

(in millions)	Redeemable Noncontrolling Interest - Operating Subsidiaries	Total Redeemable Noncontrolling Interests
Balance as of December 31, 2025	$7	$7
Redemption of redeemable noncontrolling interests	(7)	(7)
Balance as of March 31, 2026	—	—
Balance as of June 30, 2026	—	—
Balance as of September 30, 2026	$—	$—

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
Below is a summary of all activity for the Company’s noncontrolling interests, which are discussed in further detail above.

(in millions)	Operating Partnership Units	Noncontrolling Interests in Other Consolidated Subsidiaries	Noncontrolling Interest in Other Consolidated Subsidiaries - OPEU	Total Noncontrolling Interests
Balance as of December 31, 2024	$944	$14	$55	$1,013
Distributions ($0.53 per OP Unit and OPEU)	(13)	—	(1)	(14)
Stock-based compensation	21	—	—	21
Other comprehensive income (loss)	5	—	—	5
Reallocation of noncontrolling interests	(6)	—	—	(6)
Balance as of March 31, 2025	951	14	54	1,019
Distributions ($0.53 per OP Unit and OPEU)	(12)	—	(1)	(13)
Stock-based compensation	7	—	—	7
Other comprehensive income (loss)	17	—	1	18
Expiration of redemption option	6	—	—	6
Net income (loss)	(1)	—	—	(1)
Reallocation of noncontrolling interests	(7)	—	—	(7)
OP Units reclassification	(7)	—	—	(7)
Balance as of June 30, 2025	954	14	54	1,022
Distributions ($0.53 per OP Unit and OPEU)	(14)	—	(1)	(15)
Stock-based compensation	17	—	—	17
Other comprehensive income (loss)	(4)	—	—	(4)
Net income (loss)	(11)	—	(1)	(12)
Reallocation of noncontrolling interests	(10)	—	—	(10)
OP Units reclassification	(3)	—	—	(3)
Balance as of September 30, 2025	$929	$14	$52	$995

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited

(in millions)	Operating Partnership Units	Noncontrolling Interests in Other Consolidated Subsidiaries	Noncontrolling Interest in Other Consolidated Subsidiaries - OPEU	Total Noncontrolling Interests
Balance as of December 31, 2025	$925	$12	$53	$990
Distributions ($0.53 per OP Unit and OPEU)	(12)	—	(1)	(13)
Stock-based compensation	13	—	—	13
Other comprehensive income (loss)	(3)	—	—	(3)
Net income (loss)	(5)	—	—	(5)
Reallocation of noncontrolling interests	(10)	—	—	(10)
OP Units reclassification	(5)	—	—	(5)
Balance as of March 31, 2026	903	12	52	967
Distributions ($0.53 per OP Unit and OPEU)	(12)	—	(1)	(13)
Stock-based compensation	9	—	—	9
Other comprehensive income (loss)	(3)	—	—	(3)
Net income (loss)	(3)	—	—	(3)
Reallocation of noncontrolling interests	24	—	—	24
Balance as of June 30, 2026	918	12	51	981
Distributions ($0.53 per OP Unit and OPEU)	(12)	—	(1)	(13)
Stock-based compensation	17	—	—	17
Other comprehensive income (loss)	1	—	—	1
Net income (loss)	(18)	—	(1)	(19)
Reallocation of noncontrolling interests	(15)	—	—	(15)
Balance as of September 30, 2026	$891	$12	$49	$952
In the tables above, Operating Partnership units include Partnership common units held by Non-Company LPs, Legacy OP Units held by Non-Company LPs, and LTIP Units held by Non-Company LPs.
Put Options
In connection with the 2024 IPO, the Company executed a put option agreement, which provided special redemption rights and top-up rights, that mirrored the rights of certain classes of BG Lineage Holdings, LLC (“BGLH”) equity interests (the “Put Options”). Pursuant to the Put Options, BGLH had the right to either:
–Distribute, in various installments from September 2024 through December 2025 (the “Put Option Exercise Window”) shares of the Company’s common stock held by BGLH to certain holders of BGLH equity interests, and these holders then had the individual right to cause the Company to purchase any or all of these shares for an amount equal to a contractual guaranteed minimum price or, in some cases, if greater, the then-current fair market value of the shares of the Company’s common stock as of a specified date.
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
The Company had assessed the Put Options as freestanding financial instruments, which were classified as liabilities under ASC 480, because the Put Options represented written put options on the Company’s common stock which may be net cash settled or net share settled.
All of the Put Options have been exercised and settled as of September 30, 2026 and December 31, 2025.
In August 2025, a Put Option with an Exercise Window of June 1, 2025 to June 6, 2025 was settled. As a result of the settlement, the Company made a cash payment of $78 million, $50 million of which represented the excess of the repurchase proceeds over the fair market value of the Company’s common shares and a reduction to the Put Option liability.

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
(3)Revenue
The following table disaggregates the Company’s net revenues by major stream and reportable segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Warehousing operations	$878	$883	$2,609	$2,581
Warehouse lease revenues	72	60	217	211
Managed services	55	65	162	119
Other	4	5	11	16
Total Global Warehousing	1,009	1,013	2,999	2,927

Transportation	174	186	497	572
Food sales	50	52	154	157
Redistribution revenues	62	57	181	170
E-commerce and other	45	46	127	133
Railcar lease revenues	21	23	61	60
Total Global Integrated Solutions	352	364	1,020	1,092
Total net revenues	$1,361	$1,377	$4,019	$4,019
As of September 30, 2026, the Company had $1,695 million of remaining unsatisfied performance obligations from contracts with customers subject to a non-cancellable term and within contracts that have an original expected duration exceeding one year. These obligations also do not include variable consideration beyond the non-cancellable term, which is fully constrained because the amount cannot be reasonably estimated. The Company expects to recognize 19.6% of these remaining performance obligations as revenue over the next 12 months and the remaining 80.4% to be recognized over a weighted average period of 9.9 years through 2043.
Accounts receivable balances related to contracts with customers were $819 million and $785 million as of September 30, 2026 and December 31, 2025, respectively.
Deferred revenue balances related to contracts with customers were $79 million and $80 million as of September 30, 2026 and December 31, 2025, respectively. Substantially all revenue that was included in the deferred revenue balance at the beginning of 2026 has been recognized as of September 30, 2026 and represents revenue from the satisfaction of storage and handling services billed in advance.

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
(4)Property, plant, and equipment
Property, plant, and equipment, net consists of the following:

(in millions)	September 30, 2026	December 31, 2025
Buildings, building improvements, and refrigeration equipment	$9,759	$9,601
Land and land improvements	1,687	1,683
Machinery and equipment	1,770	1,732
Railcars	540	540
Furniture, fixtures, equipment, and software	863	753
Gross property, plant, and equipment	14,619	14,309
Less: Accumulated depreciation	(4,021)	(3,544)
Construction in progress	561	573
Property, plant, and equipment, net	$11,159	$11,338
(5)Goodwill and other intangible assets, net
Goodwill
Changes in the carrying amount of goodwill for each reportable segment for the nine months ended September 30, 2026 are as follows:

(in millions)	Global Warehousing	Global Integrated Solutions	Total
Balance as of December 31, 2025 (1)	$2,838	$628	$3,466
Foreign currency translation and other	(35)	(5)	(40)
Balance as of September 30, 2026 (1)	$2,803	$623	$3,426

(1) Net of accumulated impairment losses of $48 million as of September 30, 2026 and December 31, 2025.
Goodwill is tested for impairment on an annual basis as of October 1. Interim testing is performed more frequently if events or circumstances indicate that it is more-likely-than-not that a reporting unit’s fair value is below its carrying value.
During the three months ended September 30, 2025, the Company identified a triggering event due to the sale of Lineage Spain Transportation S.L.U. The Company determined that the impacted reporting unit more likely than not had a fair value below its carrying value. Accordingly, the Company performed an interim quantitative goodwill impairment test for the affected reporting unit within the Global Integrated Solutions segment. Based on the results of the quantitative assessment, the Company recorded a $28 million goodwill impairment for the three and nine months ended September 30, 2025, which is presented in Goodwill impairment on the condensed consolidated statements of operations and comprehensive income (loss).
In connection with the annual goodwill impairment test performed as of October 1, 2025, the Company performed a quantitative assessment for a reporting unit within the Global Warehousing segment, and, as a result, recorded a $20 million goodwill impairment in the fourth quarter of 2025.
The Company did not identify any events or circumstances during the nine months ended September 30, 2026 to indicate that a quantitative assessment was necessary. However, considering the inherently low percentage by which fair value exceeded carrying value of reporting units impaired in the prior year and the recent increase in risk-free interest rates, it is possible that adverse factors, including marginal declines in forecasted performance or other macroeconomic events,

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
could be identified in the future that would result in a further impairment of the Company’s goodwill. No impairment was identified or recognized for the three or nine months ended September 30, 2026.
Other Intangible Assets
The following are the Company’s total other intangible assets:

	September 30, 2026			December 31, 2025
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$1,494	$(589)	$905	$1,512	$(516)	$996
In-place leases	82	(23)	59	86	(23)	63
Technology	32	(14)	18	32	(12)	20
Assembled workforce	9	(5)	4	9	(3)	6
Other	12	(8)	4	28	(23)	5
Other intangible assets	$1,629	$(639)	$990	$1,667	$(577)	$1,090
The Company derecognized fully-amortized intangible assets and the associated accumulated amortization totaling $17 million and $21 million during the nine months ended September 30, 2026 and 2025, respectively. The Company did not derecognize any fully-amortized intangible assets during the three months ended September 30, 2026 or 2025.
(6)Prepaid expenses and other current assets

(in millions)	September 30, 2026	December 31, 2025
Prepaid expenses	$125	$79
Lease deposit asset (1)	96	—
Other current assets	85	53
Prepaid expenses and other current assets	$306	$132

(1) See Note 15, Commitments and contingencies for additional details related to the 2026 Los Angeles, California warehouse fire.
(7)Income taxes
The Company’s provision for income taxes is based upon an estimated annual tax rate for the year applied to U.S. federal, U.S. state, and foreign income. Significant discrete items that are not consistent from period to period are recorded to Income tax expense (benefit) in the quarter in which they occur.
The Company’s effective tax rate for the three and nine months ended September 30, 2026 was zero and (1.2)%, respectively. The Company’s effective tax rate for the three and nine months ended September 30, 2025 was (10.9)% and (11.2)%, respectively. The annual effective tax rates differ from the U.S. statutory rate primarily due to the Company’s status as a REIT for U.S. federal income tax purposes, variations in tax rates applicable to foreign income, the generation of income tax credits, financial statement losses for which no tax benefit was recognized, and the impact of nondeductible expenses, including stock-based compensation and interest expense.
It is reasonably possible that the Company’s uncertain tax positions will decrease by approximately $8 million in the next 12 months due to the lapse of the applicable statute of limitations. This adjustment would positively impact the Company’s effective tax rate.

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
(8)Debt

(in millions)	September 30, 2026	December 31, 2025
Unsecured credit facilities	$4,126	$2,565
Senior unsecured notes	1,105	1,774
New senior unsecured notes	1,294	1,323
Secured debt	315	476
Unsecured term loans	1	2
Total debt	6,841	6,140
Less: Current portion of long-term debt	(2)	(2)
Less: Deferred financing costs	(17)	(21)
Less: Discount on debt issued	(9)	(10)
Total long-term debt, net	$6,813	$6,107
(a)Unsecured Credit Facilities
i.Credit Agreement - Revolving Credit Facility and Term Loan A
Originally entered into on December 22, 2020 and subsequently amended, the Company has an unsecured revolving credit and term loan agreement (collectively, the “Credit Agreement”) consisting of a multi-currency revolving credit facility (the “Revolving Credit Facility” or “RCF”) with a borrowing capacity of $3,500 million and a maturity date of February 15, 2028 (with two six-month extension options) and a USD denominated term loan (the “Term Loan A” or “TLA”) with various lenders with a total commitment of $1,000 million and a maturity date of February 15, 2029.
The following table provides the details of the Credit Agreement:

	September 30, 2026			December 31, 2025
(in millions)	Contractual Interest Rate (1)	Borrowing Currency Amount	Carrying Amount (USD)	Contractual Interest Rate (1)	Borrowing Currency Amount	Carrying Amount (USD)
Term Loan A
USD	SOFR+0.93%	1,000	$1,000	SOFR+0.93%	1,000	$1,000
Revolving Credit Facility
USD	SOFR+0.78%	2,277	2,277	SOFR+0.78%	1,325	1,325
EUR	EURIBOR+0.78%	395	448	EURIBOR+0.78%	6	7
GBP	SONIA+0.78%	148	196	SONIA+0.78%	—	—
AUD	BBSW+0.78%	100	70	BBSW+0.78%	122	82
NZD	BKBM+0.78%	122	69	BKBM+0.78%	131	76
CAD	CORRA+0.78%	72	51	CORRA+0.78%	68	50
DKK	CIBOR+0.78%	100	15	CIBOR+0.78%	—	—
NOK	NIBOR+0.78%	—	—	NIBOR+0.78%	260	25
Total Revolving Credit Facility			$3,126			$1,565

(1) SOFR = Secured Overnight Financing Rate, EURIBOR = Euro Interbank Offered Rate, SONIA = Sterling Overnight Index Average, BBSW = Bank Bill Swap Rate, BKBM = Bank Bill Reference Rate, CORRA = Canadian Overnight Repo Rate Average, CIBOR = Copenhagen Interbank Offered Rate, NIBOR = Norwegian Interbank Offered Rate.

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
There were $61 million in letters of credit issued on the Company’s Revolving Credit Facility as of both September 30, 2026 and December 31, 2025. Under the Credit Agreement, the Company has the ability to issue up to $100 million as letters of credit.
(b)Senior Unsecured Notes
On August 20, 2021, and on August 15, 2022, the Company issued a series of fixed-rate guaranteed, senior unsecured notes with various maturities pursuant to a private placement financing (“Senior Unsecured Notes”). Interest on these notes is due semi-annually in August and February.
The table below summarizes the balances and terms of the Senior Unsecured Notes:

(in millions, except interest rates)	Borrowing Currency Amount	Interest Rate	Maturity Date	September 30, 2026	December 31, 2025
Series A Senior Notes	$300	2.22%	8/20/2026	$—	$300
Series B Senior Notes	$375	2.52%	8/20/2028	375	375
Series C Senior Notes	€128	0.89%	8/20/2026	—	151
Series D Senior Notes	€251	1.26%	8/20/2031	285	295
Series E Senior Notes	£145	1.98%	8/20/2026	—	196
Series F Senior Notes	£130	2.13%	8/20/2028	172	175
Series G Senior Notes	€80	3.33%	8/20/2027	91	94
Series H Senior Notes	€110	3.54%	8/20/2029	125	129
Series I Senior Notes	€50	3.74%	8/20/2032	57	59
Total Senior Unsecured Notes				$1,105	$1,774
Series A, Series C, and Series E Senior Notes were paid off on their maturity date of August 20, 2026 in amounts of $300 million, $149 million, and $197 million, respectively, funded with the RCF capacity. Some of the Senior Unsecured Notes are set to mature in August 2027 and continue to be presented in Long-term debt, net in the condensed consolidated balance sheets, as the Company has the intent and ability to refinance these obligations on a long-term basis prior to their maturity using the RCF capacity.
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

(monetary amounts in millions)	Borrowing Currency Amount	Interest Rate	Issuance Date	Interest Payable Date	Maturity Date	September 30, 2026	December 31, 2025
5.25% Notes	$500	5.25%	6/17/2025	January and July	7/15/2030	$500	$500
4.125% Notes	€700	4.13%	11/26/2025	November	11/26/2031	794	823
Total New Senior Unsecured Notes						$1,294	$1,323
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
The Company was in compliance with all financial covenants as of September 30, 2026.
(d)Secured Debt
As of September 30, 2026, the total Secured Debt balance of $315 million was comprised of two secured promissory notes with MetLife Real Estate Lending LLC (the “Metlife Real Estate Notes”) totaling $309 million (due in 2028 and 2029) and $6 million of other fixed-rate real estate and equipment secured financing agreements with various lenders.
As of December 31, 2025, the total Secured Debt balance of $476 million was comprised of three Metlife Real Estate Notes totaling $469 million (due in 2026, 2028, and 2029) and $7 million of other fixed-rate real estate and equipment secured financing agreements with various lenders.
One of the Metlife Real Estate Notes totaling $160 million was paid off on January 2, 2026 using the RCF capacity.
(e)Deferred financing costs and discount
The table below presents the Company’s net deferred financing costs and debt discount balances as well as their classification in the condensed consolidated balance sheets:

(in millions)	Balance Sheet	September 30, 2026	December 31, 2025
Deferred financing costs, net of amortization	Other assets	$16	$21
Deferred financing costs, net of amortization	Long-term debt, net	$17	$21
Debt discount, net of amortization	Long-term debt, net	$9	$10
(9)Derivative instruments and hedging activities
(a)Risk management objective of using derivatives
The Company manages certain economic risks, including interest rate, foreign currency, liquidity, and credit risk, primarily by managing the amount, sources, and duration of its assets and liabilities and with the use of derivative financial instruments.
(b)Cash flow hedges of interest rate and foreign currency risk
The Company’s objectives in using interest rate derivatives are to manage its exposure to interest rate movements and to mitigate the potential volatility to interest expense. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.
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
(c)Designated hedges - interest rate contracts
As of September 30, 2026, the Company had the following effective interest rate derivatives that were designated as cash flow hedging instruments.

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

Interest Rate Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives		Amount of Gain (Loss) Reclassified from AOCI into Earnings
	Three Months Ended September 30,		Three Months Ended September 30,
	2026	2025	2026	2025
Included in effectiveness testing	$9	$3	$1	$19

Interest Rate Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives		Amount of Gain (Loss) Reclassified from AOCI into Earnings
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Included in effectiveness testing	$25	$7	$5	$57
The estimated net amount of existing gains (losses) that are reported in Accumulated other comprehensive income (loss) as of September 30, 2026 that is expected to be reclassified into earnings within the next 12 months is $16 million.
(d)Balance sheet presentation - interest rate contracts
The table below presents the fair value of the Company’s interest rate derivative contracts as well as their classification in the condensed consolidated balance sheets:

(in millions)	September 30, 2026	December 31, 2025
Prepaid expenses and other current assets	$15	$3
Other assets	$9	$—

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
(10)Interest expense

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Interest expense (1)	$71	$67	$204	$188
(Gain) loss on hedge instruments	(1)	(19)	(5)	(57)
Finance lease liabilities interest	21	22	65	68
Amortization of deferred financing costs and discount on debt	3	3	10	9
Capitalized interest	(2)	(5)	(11)	(12)
Interest income	(2)	(2)	(5)	(6)
Other financing fees	2	2	5	5
Interest expense, net	$92	$68	$263	$195

(1) During both the three months ended September 30, 2026 and the three months ended September 30, 2025, the Company recognized $4 million of expense related to the Kloosterboer Preference Shares liability. During the nine months ended September 30, 2026 and September 30, 2025, the Company recognized $12 million and $11 million, respectively, of expense related to the Kloosterboer Preference Shares liability (see Note 2, Capital structure and noncontrolling interests).

(11)Fair value measurements
As of September 30, 2026 and December 31, 2025, the carrying amount of certain financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued liabilities, were representative of their fair values due to the short-term maturity of these instruments. Certain non-financial assets such as property, plant and equipment, operating right-of-use assets, equity method investments, goodwill, and other intangible assets are subject to nonrecurring fair value measurements if they are deemed to be impaired.

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
The following table presents the fair value hierarchy levels of the Company’s assets and liabilities at fair value:

(in millions)	Fair Value Hierarchy	September 30, 2026	December 31, 2025
Measured at fair value on a recurring basis:
Non-qualified deferred compensation plan assets	Level 1	$8	$7
Non-qualified deferred compensation plan liabilities	Level 1	$8	$7
Interest rate derivative financial instrument assets	Level 2	$24	$3
Acquisition related contingent consideration	Level 3	$5	$14

Measured at fair value on a non-recurring basis:
Other investments (included in Other assets) (1)	Level 3	$25	$26

Disclosed at fair value:
5.25% Notes (2)	Level 2	$489	$505
Long-term debt, excluding 5.25% Notes (2)	Level 3	$6,233	$5,567
Kloosterboer Preference Shares (3)	Level 3	$—	$279

(1) The investments in equity securities carried at fair value are subject to transfer restrictions and generally cannot be sold without consent.
(2) The carrying value of long-term debt is disclosed in Note 8, Debt.
(3) The carrying value of Kloosterboer Preference Shares is disclosed in Note 2, Capital structure and noncontrolling interests.
As of September 30, 2026, the Company’s Level 3 liabilities excluded $4 million of acquisition related contingent consideration for which the liability is determined based on actual results, as stipulated by the related purchase agreement. The final earnout amount has been agreed upon, and payment will be made in accordance with the agreement between the Company and the seller.
In accordance with GAAP, the Company has elected to remeasure investments without readily determinable fair values only when an observable transaction occurs for an identical or similar investment of the same issuer. During the three and nine months ended September 30, 2026 and 2025, the Company recorded immaterial non-recurring fair value adjustments within Other nonoperating income (expense), net in the condensed consolidated statements of operations and comprehensive income (loss) related to certain other investments without readily determinable fair values.
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
(12)Leases
The Company leases real estate, most significantly warehouses for use in operations, as well as equipment for use within owned and leased warehouses. The Company also leases vehicles, trailers, and other equipment. The Company has not

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
pledged any assets as collateral related to the Company’s existing leases as of September 30, 2026 and December 31, 2025.
Right-of-use asset balances are as follows:

(in millions)	September 30, 2026	December 31, 2025
Finance lease right-of-use assets	$1,658	$1,638
Less: Accumulated amortization	(614)	(537)
Finance lease right-of-use assets, net	$1,044	$1,101

Operating lease right-of-use assets	$864	$858
Less: Accumulated amortization	(282)	(242)
Operating lease right-of-use assets, net	$582	$616
Lease liabilities are presented in the following line items in the condensed consolidated balance sheets:

	September 30, 2026		December 31, 2025
(in millions)	Finance Leases	Operating Leases	Finance Leases	Operating Leases
Accounts payable and accrued liabilities	$86	$63	$79	$55
Long-term finance lease obligations	1,183	—	1,216	—
Long-term operating lease obligations	—	562	—	599
Total lease obligations	$1,269	$625	$1,295	$654
Future minimum lease payments for each of the next five years and thereafter as of September 30, 2026 are as follows (in millions):

Years Ending December 31:	Finance Leases	Operating Leases
2026 (three months remaining)	$42	$26
2027	168	100
2028	158	88
2029	156	78
2030	134	73
2031 and thereafter	1,447	660
Total lease payments	2,105	1,025
Less: Imputed interest	(836)	(400)
Total lease obligations	$1,269	$625

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
Supplemental condensed consolidated balance sheets information related to leases is as follows:

	September 30,	December 31,
	2026	2025
Weighted average remaining lease term (in years):
Finance	14.4	14.9
Operating	15.6	15.9
Weighted average discount rate:
Finance	6.9%	6.9%
Operating	6.4%	6.4%
The components of lease expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Finance lease cost:
Amortization of ROU assets	$27	$26	$80	$78
Interest on lease liabilities	21	22	65	68
Operating lease cost	28	25	82	77
Variable & short-term lease cost	12	10	29	30
Sublease income	(5)	(3)	(14)	(11)
Total lease cost	$83	$80	$242	$242
Supplemental cash flow information related to leases is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Cash paid for amounts included in the measurement of lease liability
Operating cash flows from finance leases	$21	$23	$65	$69
Finance cash flows from finance leases	$23	$20	$63	$148
Operating cash flows from operating leases	$26	$24	$77	$72
ROU assets obtained in exchange for lease obligations (excluding the effect of acquisitions)
Finance leases	$8	$6	$23	$15
Operating leases	$2	$—	$8	$6
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
The following are details of grants and related expenses recognized during the three and nine months ended September 30, 2026.
(a)Restricted stock units
Time-based stock units granted during the nine months ended September 30, 2026 consisted of the following: a) 1,040,883 units with a three-year vesting period and a grant date fair value of $34 million in connection with the annual grant for executive, corporate, and operations leaders; b) 794,759 units with a grant date fair value of $35 million in connection with broad-based awards with a three-year vesting period for all eligible employees under the director level, referred to as Lineage Legacies; c) 41,347 units with a grant date fair value of $2 million in off-cycle grants with a three-year vesting period; and d) 21,632 units with a one-year vesting period and a grant date fair value of $1 million in connection with the annual grant for Board members.
Performance-based stock units granted during the nine months ended September 30, 2026 consisted of the following: a) 245,072 units with a one-year vesting period and a grant date fair value of $10 million in connection with the annual grant for executive, corporate, and operations leaders; and b) 75,123 units with a three-year vesting period and a grant date fair value of $3 million in connection with the annual grant for executive, corporate, and operations leaders.
During the three months ended June 30, 2026, the Company reassessed the probability of achieving the performance conditions associated with its outstanding performance-based RSU awards granted in 2025 and determined that it was no longer probable that the applicable SS NOI Growth and cumulative AFFO per share targets would be fully achieved by the end of the respective performance period. Accordingly, the Company reversed $5 million of previously recognized stock-based compensation expense related to these awards.

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
During the three months ended September 30, 2026, the Company reassessed the probability of achieving the performance conditions associated with its outstanding performance-based RSU awards, resulting in no material impact to the condensed consolidated financial statements.
The following represents a summary of RSUs activity for the nine months ended September 30, 2026:

	Time-Based RSUs	Weighted Average Grant Date Fair Value per Unit	Performance-Based RSUs	Weighted Average Grant Date Fair Value per Unit
Unvested as of December 31, 2025	2,132,006	$63.25	520,740	$64.17
Awards granted	1,898,621	37.78	320,195	37.93
Awards vested	(943,156)	68.80	(79,707)	60.70
Awards forfeited	(211,652)	49.87	(89,281)	58.54
Unvested as of September 30, 2026	2,875,819	$45.60	671,947	$53.62
As of September 30, 2026, there was $103 million of unrecognized stock-based compensation expense related to unvested time-based RSUs that is expected to be recognized over a weighted-average period of 1.5 years.
As of September 30, 2026, there was $5 million of unrecognized stock-based compensation expense related to unvested performance-based RSUs that is expected to be recognized over a weighted-average period of 1.0 years.
(b)LTIP Units
Time-based LTIP Units granted during the nine months ended September 30, 2026 consisted of the following: a) 147,472 units with a three-year vesting period and a grant date fair value of $5 million in connection with the annual grant for executive, corporate, and operations leaders; and b) 63,637 units with a one-year vesting period and a grant date fair value of $2 million in connection with the annual grant for executive, corporate, and operations leaders.
Performance-based LTIP Units granted during the nine months ended September 30, 2026 consisted of the following: a) 239,056 units with a three-year vesting period and a grant date fair value of $8 million in connection with the annual grant for executive, corporate, and operations leaders; and b) 224,319 units with a one-year vesting period and a grant date fair value of $7 million in connection with the annual grant for executive, corporate, and operations leaders.
Consistent with the performance-based RSUs, during the three months ended June 30, 2026, the Company reassessed the probability of achieving the performance conditions associated with its outstanding 2025 performance-based LTIP awards and concluded that it was no longer probable that the applicable performance targets for SS NOI Growth and AFFO per share would be fully achieved by the end of the performance period. As a result, during the three months ended June 30, 2026, the Company reversed previously recognized stock-based compensation expense of $5 million related to these awards.
During the three months ended September 30, 2026, the Company reevaluated the likelihood of achieving certain performance conditions associated with outstanding performance-based LTIP awards, resulting in no material impact to the condensed consolidated financial statements.

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
The following represents a summary of LTIP Units activity for the nine months ended September 30, 2026:

	Time-Based LTIP Units	Weighted Average Grant Date Fair Value per Unit	Performance-Based LTIP Units	Weighted Average Grant Date Fair Value per Unit
Unvested as of December 31, 2025	1,018,783	$80.20	2,242,978	$83.54
Awards granted	211,109	32.78	463,375	33.22
Awards vested	(475,811)	84.44	—	—
Unvested as of September 30, 2026	754,081	$64.26	2,706,353	$74.92
As of September 30, 2026, there was $27 million of unrecognized stock-based compensation cost related to unvested time-based LTIP Units that is expected to be recognized over a weighted-average period of 0.8 years.
As of September 30, 2026, there was $7 million of unrecognized stock-based compensation cost related to unvested performance-based LTIP Units that is expected to be recognized over a weighted-average period of 1.2 years.
Stock-Based Compensation Expense
The following table summarizes the Company’s stock-based compensation expense by line item in the condensed consolidated statements of operations and comprehensive income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Cost of operations	$5	$4	$11	$9
General and administrative expense	33	33	80	92
Acquisition, transaction, and other expense	—	1	—	6
Total stock-based compensation expense	$38	$38	$91	$107
The following table summarizes the Company’s stock-based compensation expense by award type:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Restricted Stock Units:
Time-based	$17	$17	$48	$52
Performance-based	4	4	4	9
LTIP Units:
Time-based	11	10	31	33
Performance-based	6	7	8	13
Total stock-based compensation expense	$38	$38	$91	$107
(14)Related-party balances
The Company pays Bay Grove Management a transition services fee and reimburses certain expenses pursuant to a transition services agreement executed in connection with the IPO, which replaced a previously existing operating services agreement. During both the three months ended September 30, 2026 and the three months ended September 30, 2025, the Company recorded $2 million, and during both the nine months ended September 30, 2026 and the nine months ended September 30, 2025, the Company recorded $7 million of expenses in General and administrative expense

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
for transition services and expense reimbursements. Accounts payable and accrued liabilities included immaterial amounts in transition services fees and expenses owed to Bay Grove Management as of September 30, 2026 and December 31, 2025.
As of September 30, 2026 and December 31, 2025, Accrued dividends and distributions included dividends declared to all equity holders, including related parties.
The Company owns an investment stake in suppliers that are accounted for under the equity method of accounting, creating related-party relationships. For the three and nine months ended September 30, 2026, the Company incurred costs of $2 million and $3 million, respectively, with these suppliers, some of which were capitalized. For the three and nine months ended September 30, 2025, the Company incurred costs of $6 million and $9 million, respectively. Accounts payable and accrued liabilities included $2 million and $3 million owed to these suppliers as of September 30, 2026 and December 31, 2025, respectively.
(15)Commitments and contingencies
(a)Self‑insured risks
The Company is self‑insured for a portion of workers’ compensation costs. The Company has a workers’ compensation plan with an individual claim stop‑loss deductible of $1 million. Workers’ compensation self‑insurance liabilities are determined by third-party actuaries. The combined amount included in Accounts payable and accrued liabilities and Other long-term liabilities related to workers’ compensation liabilities as of September 30, 2026 and December 31, 2025 was $54 million and $50 million, respectively. The liability represents the gross amount excluding amounts receivable from the insurers. The total included in Prepaid expenses and other current assets and Other assets related to the receivables from insurers as of September 30, 2026 and December 31, 2025 was $15 million and $14 million, respectively.
The Company is also self‑insured for a portion of employee medical costs. The Company has a medical plan with a retained deductible. Medical self‑insurance liabilities are determined by third‑party actuaries. The total included in Accounts payable and accrued liabilities related to medical liabilities as of September 30, 2026 and December 31, 2025 was $13 million and $14 million, respectively.
(b)Legal and regulatory proceedings
The Company, from time to time and in the normal course of business, is party to various claims, lawsuits, arbitrations, and regulatory actions (collectively, “Claims”). In particular, as the result of numerous ongoing construction activities, the Company may be a party to construction and/or contractor related liens and claims, including mechanic’s and materialmen’s liens. The Company is also party to various Claims related to commercial disagreements with customers or suppliers. Additionally, given the Company’s substantial workforce, and, in particular, its warehouse related workforce, the Company is party to various labor and employment related Claims, including, without limitation, Claims related to workers’ compensation, wage and hour, discrimination, and related matters. Management of the Company believes the ultimate resolution of these matters will not have a material adverse effect on the consolidated financial statements, other than certain matters discussed below.
Finally, given the Company’s business of warehousing refrigerated food products and its utilization of anhydrous ammonia for its refrigeration systems (a known hazardous material), the Company is subject to the jurisdiction of various U.S. regulatory agencies, including, without limitation, the Department of Agriculture, Food and Drug Administration, Environmental Protection Agency (“EPA”), Department of Justice, Occupational Safety and Health Administration, and various other agencies in the jurisdictions in which the Company operates.
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
The Company records accruals for environmental matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on current law and existing technologies. The Company believes it is in compliance with applicable environmental regulations in all material respects. Under various U.S. federal, state, and local environmental laws, a current or previous owner or operator of real estate may be liable for the entire cost of investigating, removing, and/or remediating hazardous or toxic substances on such property. Such laws often impose liability, whether or not the owner or operator knew of, or was responsible for, the contamination. Even if more than one person may have been responsible for the contamination, each person covered by the environmental laws may be held responsible for the entire clean-up cost. Most of the Company’s warehouses utilize anhydrous ammonia as a refrigerant. Anhydrous ammonia is classified as a hazardous chemical regulated by the EPA and various other agencies in the locations in which the Company operates, and an accident or significant release of anhydrous ammonia from a warehouse could result in injuries, loss of life, and property damage. There are no material liabilities arising out of environmental matters as of September 30, 2026 and December 31, 2025, other than the Los Angeles, California warehouse fire matter described below, which could give rise to material environmental liabilities, though no such claims material to the consolidated financial statements have been asserted to date.
(d)Occupational Safety and Health Act (OSHA)
The Company’s warehouses located in the U.S. are subject to regulation under OSHA, which requires employers to provide employees an environment free from hazards, such as exposure to toxic chemicals, excessive noise levels, mechanical dangers, heat or cold stress, and unsanitary conditions. The cost of complying with OSHA and similar laws enacted by states and other jurisdictions in which the Company operates can be substantial, and any failure to comply with these regulations could expose the Company to substantial penalties and/or liabilities to employees who may be injured at the Company’s warehouses. The Company records accruals for OSHA matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The Company believes that it is in compliance with all OSHA regulations in all material respects and that no material unrecorded liabilities exist as of September 30, 2026 and December 31, 2025.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Clean-up costs and legal and administrative fees	$—	$—	$5	$1
Less: Insurance reimbursement (1)	(15)	(10)	(35)	(48)
Net (gain) loss	$(15)	$(10)	$(30)	$(47)

(1) Includes business interruption insurance recoveries of $12 million and $25 million during the three and nine months ended September 30, 2026, respectively. There were no business interruption insurance recoveries during the three and nine months ended September 30, 2025.

The $15 million insurance reimbursement gain recognized during the three months ended September 30, 2026 was recorded as a receivable in Accounts receivable, net and subsequently received in cash in October 2026.

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
(f)Los Angeles, California warehouse fire
On June 17, 2026, a fire occurred at one of the Company’s leased warehouses in Los Angeles, California, destroying portions of the warehouse and all customer inventories. The warehouse is a finance lease asset, and the Company has a contractual obligation to restore the warehouse to its condition immediately before the fire. Under ASC 842, Leases, this obligation constitutes contingent variable lease payments which were triggered by the damage resulting from the fire. As the lessor is a named beneficiary of the Company’s insurance policy on the warehouse, any insurance reimbursements related to restoring the warehouse that the lessor is entitled to receive and obligated to reimburse the Company will reduce the Company’s variable lease payments. As such, the Company’s lease obligations will be recorded net of insurance reimbursements received. The Company will remeasure the right of use asset and lease liability when the total cost to restore the building and the insurance reimbursement amount are known. Until the final amounts are known, the Company records all costs incurred to restore the building, including demolition costs, as a lease deposit asset, included in Prepaid expenses and other current assets on the condensed consolidated balance sheets. This asset is offset by the related insurance proceeds.
As of September 30, 2026, the lease deposit balance, representing estimated net unreimbursed costs, was $96 million.
The right-of-use asset was determined not to be impaired. The Company recorded an immaterial impairment of the Company’s machinery and equipment assets during the nine months ended September 30, 2026.
Impairment loss, legal and administrative fees, and estimated clean-up costs incurred during the three and nine months ended September 30, 2026 were $122 million and $130 million, respectively, and are presented in Restructuring, impairment, and (gain) loss on disposals in the Company’s condensed consolidated statements of operations and comprehensive income (loss).
The Company’s property insurance carriers approved payment of $100 million under the Company’s property insurance policy for the costs spent on demolition and clean-up, which the Company started to receive subsequently to September 30, 2026 and expects to receive in full in the fourth quarter. $50 million of these proceeds are provided to the Company directly in cash. This amount may be required to be reimbursed to the controlled account described below under certain conditions. The other $50 million of these insurance proceeds are being received as restricted cash into a controlled account maintained by the Company. The account is subject to disbursement direction by the lessor’s lender, and the lessor’s lender is a secured party on the account. The account is restricted on the condition that disbursements shall only be made at the lessor’s lender’s discretion for reimbursement of property clean-up and restoration costs, inclusive of demolition costs. These proceeds decreased the lease deposit asset in the fourth quarter.
The Company continues to work with its insurers to receive further reimbursement of costs incurred. At this time, the Company is unable to estimate the total expected costs for clean-up and restoration of the building, but it is reasonably possible to exceed the insurance claim limit.
The Company has received inquiries from, and is cooperating with, various federal, state, and local authorities relating to the fire. The Company has also received customer claims for inventory losses associated with the fire, and certain customers have filed suit. Additionally, a series of putative class action and individual plaintiff lawsuits have been filed against the Company and other defendants, including Altus Power, Inc., Pearce Services, LLC, and Los Palos Street Operating LLC, by local residents alleging various claims relating to the fire, including negligence, trespass, public nuisance, strict liability and unfair business practices, and seeking as relief compensatory and punitive damages, medical monitoring and business losses. On October 13, 2026, the class actions were consolidated into the caption In re Boyle Heights Warehouse Fire and are pending in the United States District Court for the Central District of California in Los

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
Angeles (Case No. 2:26-cv-07375-WLH-DMK). The individual plaintiff actions are pending in Los Angeles County Superior Court under captions Bonilla v. Lineage, Inc. (Case No. 26STCV24120); Espinoza v. Lineage Logistics Holdings, LLC (Case No. 26STCV24430) and Gutierrez Sanchez v. Lineage Logistics, LLC (Case No. 26STCV28314). The putative class actions and individual plaintiff lawsuits are collectively referred to herein as the “Los Angeles Fire Litigation”. All of the Los Angeles Fire Litigation matters are at a preliminary stage.
At this time, the Company is not able to estimate the possible loss or range of loss in connection with the June 17, 2026 fire, including as a result of the Los Angeles Fire Litigation. The Company intends to vigorously defend against claims arising from the June 17, 2026 fire, including in the Los Angeles Fire Litigation, and to seek recovery under applicable insurance policies and pursue indemnification under contract and/or applicable laws against various third parties. To that end, the Company has filed a lawsuit in Los Angeles County Superior Court against Altus Power, Inc., Pearce Services, LLC, Los Palos Street Operating LLC, and Doe Defendants based on their alleged role in causing the June 17, 2026 fire.
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
The Securities Lawsuit alleges violations of Sections 11 and 15 of the Securities Act of 1933 on behalf of a putative class of investors who purchased the Company's common stock in the IPO (the “Plaintiffs”). The complaint names as defendants the Company, certain of its current officers and directors, Bay Grove Capital Group LLC, and the Company’s underwriters in the IPO (the “Defendants”). The complaint alleges, among other things, that the Company and certain of its current officers and directors made false and misleading statements and failed to disclose certain information regarding the Company’s business prospects in the lead-up to the IPO. The Plaintiffs seek damages, interest, costs, expenses, attorneys' fees, and other unspecified equitable relief. The Defendants intend to vigorously defend against the claims in the Securities Lawsuit. The Defendants filed a motion to dismiss, and that motion is fully briefed and pending before the court. A hearing on the motion to dismiss is scheduled for March 11, 2027. The Company is not able to estimate the possible loss or range of loss in connection with this matter at this time.

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
(16)Accumulated other comprehensive income (loss)
The Company reports activity in AOCI for foreign currency translation adjustments and unrealized gains and losses on interest rate and foreign currency hedges. Activity within AOCI was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Foreign currency translation adjustments:
Balance at beginning of period	$(156)	$(108)	$(99)	$(330)
Foreign currency translation adjustments	5	(25)	(59)	223
Amounts allocated to Noncontrolling interests and Redeemable noncontrolling interests	(1)	2	6	(24)
Balance at end of period	$(152)	$(131)	$(152)	$(131)

Derivatives:
Balance at beginning of period	$12	$29	$2	$57
Unrealized gain (loss) on interest rate hedges and foreign currency hedges	9	4	25	7
Net amount reclassified from AOCI to net income (loss)	(1)	(19)	(5)	(57)
Tax effect	(1)	1	(2)	4
Amounts allocated to Noncontrolling interests and Redeemable noncontrolling interests	—	1	(1)	5
Balance at end of period	$19	$16	$19	$16

Accumulated other comprehensive income (loss)	$(133)	$(115)	$(133)	$(115)

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
(17) Earnings (loss) per share
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2026	2025	2026	2025
Earnings (loss) per share - basic and diluted:
Net income (loss) attributable to Lineage, Inc.	$(154)	$(100)	$(229)	$(106)
Less: Redeemable noncontrolling interest redemption value adjustment	—	—	(5)	(2)
Net income (loss) attributable to common stockholders - basic and diluted	$(154)	$(100)	$(224)	$(104)

Weighted average common shares outstanding - basic and diluted	228	228	227	228
Net income (loss) per share attributable to common stockholders - basic and diluted	$(0.68)	$(0.44)	$(0.99)	$(0.46)
The Company’s potential dilutive securities have been excluded from the computation of diluted net earnings (loss) per share, as they are antidilutive. Therefore, the weighted average number of common shares outstanding used to calculate basic and diluted net earnings (loss) per share attributable to common stockholders is the same.
The Company’s potential common share equivalents as of September 30, 2026 and 2025 are as follows:
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
•The Company issued Put Options further described in Note 2, Capital structure and noncontrolling interests. In accordance with ASC 260, Earnings per Share, the incremental shares associated with satisfaction of the Put Options utilizing proceeds of a hypothetical issuance of common shares at market prices represent potential common share equivalents. Payments of top-up rights in the form of shares of common stock represented potential common share equivalents as of September 30, 2025. All Put Options were settled in 2025.
•The Preference Shares further described in Note 2, Capital structure and noncontrolling interests were redeemable for cash or a variable number of shares of the Company’s common stock and were redeemed for cash on September 30, 2026. Until redemption, they represented potential common share equivalents.
•Contingent consideration in the form of Operating Partnership units issued in a 2020 acquisition, which shall be issued if a certain customer does not exercise its purchase option, represent potential common share equivalents as of September 30, 2026 and 2025.

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
•Time-based RSUs and performance-based RSUs that were unvested as of September 30, 2026 and 2025 represent potential common share equivalents because upon vesting, the Company will issue common shares to the awardee.
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

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Global Warehousing revenues	$1,009	$1,013	$2,999	$2,927
Global Integrated Solutions revenues	352	364	1,020	1,092
Total net revenues	1,361	1,377	4,019	4,019

Global Warehousing operating costs:
Labor	389	385	1,161	1,109
Power	69	62	178	162
Other warehouse costs	190	182	568	545
Total Global Warehousing cost of operations	648	629	1,907	1,816
Global Integrated Solutions cost of operations (1)	296	299	846	902

Global Warehousing NOI	361	384	1,092	1,111
Global Integrated Solutions NOI	56	65	174	190
Total segment NOI	417	449	1,266	1,301
Reconciling items:
Stock-based compensation expense and related employer-paid payroll taxes in cost of operations	(5)	(4)	(12)	(10)
General and administrative expense	(142)	(145)	(421)	(442)
Depreciation expense	(186)	(174)	(545)	(502)
Amortization expense	(55)	(56)	(166)	(164)
Acquisition, transaction, and other expense	—	(12)	(4)	(64)
Goodwill impairment	—	(28)	—	(28)
Restructuring, impairment, and gain (loss) on disposals	(109)	5	(108)	23
Equity income (loss), net of tax	(2)	(2)	(5)	(3)
Gain (loss) on foreign currency transactions, net	3	(6)	6	36
Interest expense, net	(92)	(68)	(263)	(195)
Gain (loss) on extinguishment of debt	—	(3)	—	(3)
Other nonoperating income (expense), net	(2)	(57)	(1)	(56)
Net income (loss) before income taxes	$(173)	$(101)	$(253)	$(107)

Capital expenditures for property, plant, and equipment:
Global Warehousing capital expenditures	$138	$156	$412	$371
Global Integrated Solutions capital expenditures	4	8	9	12
Corporate capital expenditures	19	28	67	76
Total capital expenditures for property, plant, and equipment	$161	$192	$488	$459

(1) Cost of operations in the Global Integrated Solutions segment primarily consists of third-party carrier charges, labor, fuel, and rail and vehicle maintenance.

LINEAGE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Unaudited
(19)Subsequent events
(a)Sale of Salt Lake City, UT warehouse
On October 13, 2026, the Company sold a warehouse in Salt Lake City, UT to the customer who previously leased it for $29 million of cash consideration, with a $10 million gain on sale.
(b)Farm Credit Term Loan
On November 3, 2026, the Company entered into a term loan agreement (the “Farm Credit Facility Agreement”) with CoBank, ACB as administrative agent and the lenders signatory thereto. The Farm Credit Facility Agreement provides for a senior unsecured term loan facility in an aggregate principal amount of $500 million, which matures on November 3, 2033.
Borrowings under the Farm Credit Facility Agreement bear interest at either, at the Company’s election, Term SOFR or an alternative base rate, in each case plus an applicable interest rate margin of 1.750% per annum (for Term SOFR loans) or 0.750% per annum (for alternative base rate loans), subject to change based upon the Company’s credit ratings (as defined in the Farm Credit Facility Agreement).
The Company is eligible to receive annual patronage dividends from CoBank, ACB under a profit-sharing program made available to borrowers of the Farm Credit System. Patronage dividends are profit distributions made by the cooperative to its member-users based on the quantity or value of business done with the member-user. As a condition of borrowing under certain CoBank credit facilities, the Company maintains an equity interest in CoBank, including equity received through patronage dividends. Patronage dividends are estimated to be at approximately 100 basis points, of which approximately 75 basis points is expected to be distributed in cash and is a direct rebate of interest expense and approximately 25 basis points is expected to be distributed in equity.
The proceeds of $500 million from the Farm Credit Facility were used to repay a portion of the Revolving Credit Facility.

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
Management’s Overview
We are the world’s largest global temperature-controlled warehouse REIT, with a modern and strategically located network of properties. Our business is competitively positioned to deliver a seamless end-to-end, technology-enabled experience for a well-diversified and stable customer base, each with their own unique requirements in the temperature-controlled supply chain. As of September 30, 2026, we operated an interconnected global temperature-controlled warehouse network, comprising approximately 87 million square feet and 3.1 billion cubic feet of capacity across 497 warehouses predominantly located in densely populated critical-distribution markets, with 320 in North America, 91 in Asia-Pacific, and 86 in Europe.
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
•Leases. We lease space to certain customers that desire to manage their own temperature-controlled warehousing or conduct processing operations in warehouses adjacent, or in close proximity, to their production facilities. Our customer leased warehouses are typically leased to third parties, such as food producers, distributors and retailers, under triple net lease agreements pursuant to which the customer is responsible for all costs incurred for facility maintenance, insurance, taxes, utilities, and other services necessary or appropriate for the applicable warehouse and the business conducted at the applicable warehouse. We typically charge rent based on the square footage leased in our warehouses. We consider the creditworthiness of a potential tenant to be an important consideration in determining whether to engage in a new lease agreement.
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
Restructuring, impairment, and (gain) loss on disposals. Our restructuring, impairment, and (gain) loss on disposals include certain contractual and negotiated severance and separation costs from exited former executives, costs related to reductions in headcount to achieve operational efficiencies, and costs associated with exiting non-strategic operations. We record such costs when there is a substantive plan for employee severance or employees are otherwise entitled to benefits (e.g., in case of one-time terminations) and related costs are probable and estimable. It also includes gains (losses) on dispositions of property, plant, and equipment and impairments of long-lived assets, net of related gains on insurance recoveries, excluding impairments of goodwill. This also includes costs incurred as a result of property damage events, such as fires, including impairment and other asset write-offs, cleanup and remediation costs, and legal and administrative fees, net of any gains on insurance recoveries.
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
•Occupancy and Throughput. After a period of inventory adjustments from our customers over the last few years, we are seeing our occupancy levels stabilize and a return to more normal seasonal inventory patterns. Occupancy, throughput, and related ancillary services were also impacted by evolving tariff and trade policies, and we expect lower import and export volumes to continue to affect throughput at our sites with trade exposure into the fourth quarter of 2026. In recent years, new supply of temperature-controlled warehousing capacity has come online in select markets, which continues to impact occupancy and throughput in those markets with excess capacity. We are seeing slowdown in new supply coming online in 2026 compared to recent years. To optimize our Global Warehousing network and maximize NOI, we review our operations to determine whether it is beneficial to reposition or temporarily idle existing warehouses or consolidate existing operations. When such actions are taken, we strive to relocate customers affected by such activities into other warehouses in our Global Warehousing network.
•Labor. Following headwinds in recent years from wage inflation, labor shortages, and team member turnover, our team has focused on strategic initiatives to decrease turnover through our stock-based compensation awards, higher wages, engagement best practices, and training to help retain talent. Retention has improved due to these internal efforts and macroeconomic factors.
•Energy Costs. Energy costs increased during the third quarter of 2026 across our North American and European operations, which we expect to continue into the fourth quarter of 2026. Following a fire involving solar panels at our Los Angeles, California facility, we conducted inspections of other solar installations, resulting in a temporary reduction in internally generated solar power and higher energy costs. While we have limited direct exposure to the Middle East and do not currently expect a material impact on our operations, we continue to monitor the ongoing conflict in the region and its potential effect on global energy and commodity prices. We generally have been able to recover increased energy costs through customer pricing mechanisms. In addition, the use of energy hedges, utility consumption management initiatives, and internally generated solar power help mitigate the impact of energy cost volatility on our operations.
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
Acquired properties will be included in the “same warehouse” population if owned or leased by us as of the first business day of the prior calendar year and still owned by us as of the end of the current reporting period, unless the property is under development. The “same warehouse” pool can also be adjusted during the year to remove properties that were sold, entering development, or in operational transition subsequent to the beginning of the current calendar year. As such, the “same warehouse” population for the period ended September 30, 2026 includes all properties that we owned as of January 1, 2025 which had both been owned and had reached “normalized operations” by January 1, 2025.
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
The following table shows the composition of our warehouse portfolio as of September 30, 2026.

Total warehouses (1)	478
Same warehouse	419
Non-same warehouse	59

(1) Excludes 19 warehouses in our Global Integrated Solutions segment as of September 30, 2026. We categorize warehouses as part of our Global Integrated Solutions segment if the primary business conducted in those warehouses is within our Global Integrated Solutions segment.

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

Results of Operations
The following discussion represents our analysis of results of operations for the three and nine months ended September 30, 2026 as compared to the three and nine months ended September 30, 2025.
Comparison of Results for the Three Months Ended September 30, 2026 and 2025
Global Warehousing Segment
The following table presents the operating results of our Global Warehousing segment for the three months ended September 30, 2026 and 2025.

Three Months Ended September 30,
(in millions except revenue per pallet)	2026	2025	Change
Warehouse storage	$516	$518	(0.4)%
Warehouse services	493	495	(0.4)%
Total Global Warehousing segment revenues	1,009	1,013	(0.4)%
Labor(1)	389	385	1.0%
Power	69	62	11.3%
Other warehouse costs(2)	190	182	4.4%
Total Global Warehousing segment cost of operations	648	629	3.0%
Global Warehousing segment NOI	$361	$384	(6.0)%
Total Global Warehousing segment margin	35.8%	37.9%	(210)	bps

Number of warehouse sites	478	481

Warehouse storage(3)
Average economic occupancy
Average occupied economic pallets (in thousands)	8,168	8,194	(0.3)%
Economic occupancy percentage	80.9%	80.3%	60	bps
Storage revenue per economic occupied pallet	$63.11	$63.25	(0.2)%
Average physical occupancy
Average physical occupied pallets (in thousands)	7,491	7,521	(0.4)%
Average physical pallet positions (in thousands)	10,101	10,205	(1.0)%
Physical occupancy percentage	74.2%	73.7%	50	bps
Storage revenue per physical occupied pallet	$68.81	$68.91	(0.1)%
Warehouse services(3)
Throughput pallets (in thousands)	13,955	14,137	(1.3)%
Warehouse services revenue per throughput pallet	$32.25	$32.21	0.1%

(1) Labor cost of operations excludes $5 million and $2 million of stock-based compensation expense and related employer-paid payroll taxes for the three months ended September 30, 2026 and 2025, respectively.

(2) Includes real estate rent expense (operating leases) of $24 million and $23 million for the three months ended September 30, 2026 and 2025, respectively, and non-real estate rent expense (equipment lease and rentals) of $5 million and $4 million for the three months ended September 30, 2026 and 2025, respectively.

(3) Warehouse storage and warehouse services metrics exclude facilities owned or leased by the customer for which we manage the warehouse operations on their behalf (“managed sites”).
Global Warehousing segment revenues were $1,009 million for the three months ended September 30, 2026, a decrease of $4 million, or 0.4%, compared to $1,013 million for the three months ended September 30, 2025. The decrease was primarily driven by an $8 million decrease in our non-same warehouse pool, reflecting the impact of the June 2026 fire at our Los Angeles,

California warehouse and lower revenues from idled and sold sites, partially offset by growth from recently completed greenfield and expansion projects. The decrease was partially offset by a $4 million increase in our same warehouse pool, further discussed below. The foreign currency translation of revenues earned by our foreign operations had a $2 million favorable impact compared to the three months ended September 30, 2025.
Global Warehousing segment cost of operations was $648 million for the three months ended September 30, 2026, an increase of $19 million, or 3.0%, compared to $629 million for the three months ended September 30, 2025. The increase was driven by an increase in our same warehouse pool, further discussed below. The foreign currency translation of cost of operations from our foreign operations had a $1 million unfavorable impact compared to the three months ended September 30, 2025.
Global Warehousing segment NOI was $361 million for the three months ended September 30, 2026, a decrease of $23 million, or 6.0%, compared to $384 million for the three months ended September 30, 2025. The decrease was primarily driven by a $15 million decrease in our same warehouse pool and an $8 million decrease in our non-same warehouse pool. The foreign currency translation from our foreign operations did not have a material net impact to NOI compared to the three months ended September 30, 2025.

Same Warehouse Results
The following table presents the operating results for our same warehouses for the three months ended September 30, 2026 and 2025.

	Three Months Ended September 30,
(in millions except revenue per pallet)	2026	2025		Change
Warehouse storage	$474	$478		(0.8)%
Warehouse services	443	435		1.8%
Total same warehouse revenues	917	913		0.4%
Labor	346	339		2.1%
Power	62	55		12.7%
Other warehouse costs	167	162		3.1%
Total same warehouse cost of operations	575	556		3.4%
Same warehouse NOI	$342	$357		(4.2)%
Total same warehouse margin	37.3%	39.1%	(180)	bps

Number of same warehouse sites(1)	419	419

Warehouse storage(2)
Economic occupancy
Average occupied economic pallets (in thousands)	7,558	7,543		0.2%
Economic occupancy percentage	82.5%	82.2%	30	bps
Storage revenue per economic occupied pallet	$62.70	$63.42		(1.1)%
Physical occupancy
Average physical occupied pallets (in thousands)	6,980	6,891		1.3%
Average physical pallet positions (in thousands)	9,163	9,177		(0.2)%
Physical occupancy percentage	76.2%	75.1%	110	bps
Storage revenue per physical occupied pallet	$67.90	$69.43		(2.2)%
Warehouse services(2)
Throughput pallets (in thousands)	12,334	12,467		(1.1)%
Warehouse services revenue per throughput pallet	$32.30	$31.63		2.1%

(1) Refer to our “Same Warehouse Analysis,” which describes the composition of our same warehouse pool.
(2) Warehouse storage and warehouse services metrics exclude managed sites.
Same warehouse storage revenues decreased $4 million, or 0.8%, compared to the three months ended September 30, 2025, primarily driven by unfavorable rates, partially offset by higher average occupancy, particularly in international markets. Economic occupancy increased by 30 basis points, while same warehouse storage revenues per economic occupied pallet decreased 1.1% compared to the three months ended September 30, 2025.
Same warehouse services revenues increased $8 million, or 1.8%, compared to the three months ended September 30, 2025, primarily due to higher average rates and growth in international markets, partially offset by lower throughput in North America. Same warehouse services revenue per throughput pallet increased 2.1% compared to the three months ended September 30, 2025, while throughput pallets at our same warehouses decreased 1.1%.
Same warehouse cost of operations increased $19 million, or 3.4%, compared to the three months ended September 30, 2025, primarily driven by higher power costs due to increased rates and lower in-house solar power generation, higher labor costs resulting from increased wages for temporary contract labor, and higher costs associated with warehouse services growth in international markets.

Non-Same Warehouse Results
The following table presents the operating results for our non-same warehouses for the three months ended September 30, 2026 and 2025.

	Three Months Ended September 30,
(in millions except revenue per pallet)	2026	2025		Change
Warehouse storage	$42	$40		5.0%
Warehouse services	50	60		(16.7)%
Total non-same warehouse revenues	92	100		(8.0)%
Labor	43	46		(6.5)%
Power	7	7		—%
Other warehouse costs	23	20		15.0%
Total non-same warehouse cost of operations	73	73		—%
Non-same warehouse NOI	$19	$27		(29.6)%
Total non-same warehouse margin	20.7%	27.0%	(630)	bps

Number of non-same warehouse sites(1)	59	62

Warehouse storage (2)
Economic occupancy
Average occupied economic pallets (in thousands)	610	651		(6.3)%
Economic occupancy percentage	65.0%	63.3%	170	bps
Storage revenue per economic occupied pallet	$68.14	$61.17		11.4%
Physical occupancy
Average physical occupied pallets (in thousands)	511	630		(18.9)%
Average physical pallet positions (in thousands)	938	1,028		(8.8)%
Physical occupancy percentage	54.5%	61.3%	(680)	bps
Storage revenue per physical occupied pallet	$81.20	$63.21		28.5%
Warehouse services (2)
Throughput pallets (in thousands)	1,621	1,670		(2.9)%
Warehouse services revenue per throughput pallet	$31.82	$36.55		(12.9)%

(1) Refer to our “Same Warehouse Analysis,” which describes the composition of our non-same warehouse pool.
(2) Warehouse storage and warehouse services metrics exclude managed sites.
Non-same warehouse revenues decreased $8 million, or 8.0%, compared to the three months ended September 30, 2025, including a $24 million decrease from acquisitions and other non-same warehouse sites, primarily due to the impact of the June 2026 fire at our Los Angeles, California warehouse and lower revenues from idled and sold sites, partially offset by a $16 million increase from recently completed greenfield and expansion projects.
Non-same warehouse cost of operations was flat compared to the three months ended September 30, 2025, as a $13 million decrease from acquisitions and other non-same warehouse sites was offset by a $13 million increase from recently completed greenfield and expansion projects.

Global Integrated Solutions Segment
The following table presents the operating results of our Global Integrated Solutions segment for the three months ended September 30, 2026 and 2025.

	Three Months Ended September 30,
(in millions)	2026	2025	Change
Global Integrated Solutions segment revenues	$352	$364	(3.3)%
Global Integrated Solutions segment cost of operations(1)	296	299	(1.0)%
Global Integrated Solutions segment NOI	$56	$65	(13.8)%
Global Integrated Solutions margin	15.9%	17.9%	(200)	bps

(1) Cost of operations excludes $1 million and $2 million of stock-based compensation expense and related employer-paid payroll taxes for the three months ended September 30, 2026 and 2025, respectively.

Global Integrated Solutions segment revenues were $352 million for the three months ended September 30, 2026, a decrease of $12 million, or 3.3%, compared to $364 million for the three months ended September 30, 2025. The decrease was primarily driven by the divestiture of our Spain Transportation business during the three months ended September 30, 2025, partially offset by higher volumes and rates in our remaining transportation business. The foreign currency translation of revenues earned by our foreign operations did not have a material impact compared to the three months ended September 30, 2025.
Global Integrated Solutions segment cost of operations was $296 million for the three months ended September 30, 2026, a decrease of $3 million, or 1.0%, compared to $299 million for the three months ended September 30, 2025. The decrease was primarily driven by the divestiture of our Spain Transportation business during the three months ended September 30, 2025, partially offset by higher transportation and logistics expenses reflecting higher oil prices and carrier rates, higher third-party labor costs, and higher transportation volumes. The foreign currency translation of cost of operations from our foreign operations did not have a material impact compared to the three months ended September 30, 2025.
Global Integrated Solutions segment NOI was $56 million for the three months ended September 30, 2026, a decrease of $9 million, or 13.8%, compared to $65 million for the three months ended September 30, 2025. The decrease was primarily driven by higher transportation and logistics expenses resulting from increased oil prices and carrier rates. The foreign currency translation from our foreign operations did not have a material net impact on NOI compared to the three months ended September 30, 2025.
Other Consolidated Operating Expense

	Three Months Ended September 30,
(in millions)	2026	2025	Change
Other consolidated operating expense:
Depreciation and amortization expense	$241	$230	4.8%
General and administrative expense	$142	$145	(2.1)%
Acquisition, transaction, and other expense	$—	$12	n.m.(1)
Goodwill impairment	$—	$28	n.m.(1)
Restructuring, impairment, and (gain) loss on disposals	$109	$(5)	n.m.(1)

(1) n.m. (not meaningful) throughout this Quarterly Report is used in place of percentage changes where the change is excessive, involves a comparison between income and loss amounts, or involves a comparison to zero.
Depreciation and amortization expense. Depreciation and amortization expense was $241 million for the three months ended September 30, 2026, an increase of $11 million, or 4.8%, compared to $230 million for the three months ended September 30, 2025. The increase was primarily driven by $7 million of accelerated depreciation resulting from a change in the estimated remaining useful lives of certain assets, and $2 million of depreciation on expansion sites placed into service after September 30, 2025.

General and administrative expense. General and administrative expense was $142 million for the three months ended September 30, 2026, a decrease of $3 million, or 2.1%, compared to $145 million for the three months ended September 30, 2025. The decrease was primarily driven by lower other operating expenses, reflecting lower professional services costs, including tax, consulting and legal services, as well as lower training costs and management fees. This decrease was partially offset by higher information technology and software subscription costs, and higher compensation and benefits expense. For the three months ended September 30, 2026 and 2025, general and administrative expense was 10.4% and 10.5% of total revenues, respectively.
Acquisition, transaction, and other expense. Acquisition, transaction, and other expense was immaterial for the three months ended September 30, 2026, compared to $12 million for the three months ended September 30, 2025. The decrease was primarily due to $3 million of lower legal and professional fees from reduced acquisition activity, $2 million of lower IT integration costs and amortization of cloud computing arrangements as several projects became fully amortized, $2 million from the non-recurrence of a fair value adjustment to a Put Option recorded in the prior year period, and $2 million of amounts received from former shareholders of an acquired business related to a pre-acquisition matter.
Goodwill impairment. We did not recognize a goodwill impairment during the three months ended September 30, 2026, compared to a goodwill impairment of $28 million during the three months ended September 30, 2025. For additional information regarding the goodwill impairment recognized in the prior year period, see Note 5, Goodwill and other intangible assets, net in the condensed consolidated financial statements included in this Quarterly Report.
Restructuring, impairment, and (gain) loss on disposals. Restructuring, impairment, and (gain) loss on disposals were net expenses of $109 million for the three months ended September 30, 2026, compared to a net gain of $5 million for the three months ended September 30, 2025, an increase of $114 million. The increase was primarily due to $122 million of costs incurred in connection with the June 2026 fire at our Los Angeles, California warehouse, including clean-up costs, impairment loss, legal, administrative and consulting fees, charitable contributions, and other costs. The increase was partially offset by $4 million of insurance proceeds received during the three months ended September 30, 2026 related to a prior immaterial matter, and a $4 million increase in net gains related to the Kennewick, Washington warehouse fire, primarily due to higher insurance recoveries recognized during the three months ended September 30, 2026, compared to the same period in 2025.
For further information related to the Kennewick, Washington and Los Angeles, California warehouse fires, see Note 15, Commitments and contingencies in our condensed consolidated financial statements included in this Quarterly Report.
Other Income (Expense)
The following table presents other items of income and expense for the three months ended September 30, 2026 and 2025.

	Three Months Ended September 30,
(in millions)	2026	2025	Change
Other income (expense):
Interest expense, net	$(92)	$(68)	35.3%
Gain (loss) on extinguishment of debt	$—	$(3)	n.m.
Gain (loss) on foreign currency transactions, net	$3	$(6)	n.m.
Equity income (loss), net of tax	$(2)	$(2)	—%
Other nonoperating income (expense), net	$(2)	$(57)	n.m.
Interest expense, net. We reported net interest expense of $92 million for the three months ended September 30, 2026, an increase of $24 million, or 35.3%, compared to $68 million for the three months ended September 30, 2025, primarily driven by a decrease in income generated from hedging instruments and the increase of average debt balances. The impact driven by the aforementioned factors was partially offset by decreases in benchmark interest rates determining the interest rates on our variable-rate debt.
The average effective interest rate on our outstanding debt was 4.4% for the three months ended September 30, 2026, an increase from 4.2% for the three months ended September 30, 2025. The expiration of hedging instruments outstanding during the three months ended September 30, 2025, along with higher total borrowings between September 30, 2025 and September 30, 2026, have resulted in our current hedging instruments accounting for a reduced portion of overall borrowings. Additionally, the fixed rates at which our variable-rate borrowings are effectively locked in are higher under the current hedging instruments relative to the prior ones. When taking into account income generated from hedging instruments, the average effective interest rate on our outstanding debt was 4.3% for the three months ended September 30, 2026, an increase from 3.0% for the three months ended September 30, 2025. For additional information regarding our net interest expense, see Note 10, Interest expense in our condensed consolidated financial statements included in this Quarterly Report.
Gain (loss) on extinguishment of debt. We did not recognize any gain or loss on extinguishment of debt during the three months ended September 30, 2026, compared to a loss on extinguishment of debt of $3 million during the three months ended September 30, 2025. The prior year loss was related to the repayment of debt associated with the divested Spain transportation business.
Gain (loss) on foreign currency transactions, net. We recognized a net gain of $3 million on foreign currency transactions for the three months ended September 30, 2026, compared to a net loss of $6 million for the three months ended September 30, 2025. The change from loss to gain on foreign currency transactions was due to movements in foreign currency exchange rates, primarily on the remeasurement of intercompany loans denominated in currencies other than the functional currency of the entity holding the loan, most notably the New Zealand dollar, British pound, and Norwegian krone.
Equity income (loss), net of tax. We recognized a net loss from equity method investments of $2 million for each of the three months ended September 30, 2026 and September 30, 2025, primarily related to our investment in Emergent Cold LatAm Holdings, LLC.
Other nonoperating income (expense), net. We reported $2 million of other nonoperating expense for the three months ended September 30, 2026, compared to $57 million of other nonoperating expense for the three months ended September 30, 2025. The prior year loss included a $60 million loss on divestiture of our Spain Transportation business. This was partially offset by a gain on the sale of a business in the prior year period and lower net gains from fair value adjustments on cost method investments in the current period compared to the prior year period.
Income Tax Expense (Benefit)
Income tax expense for the three months ended September 30, 2026 was immaterial, compared to an income tax expense of $11 million for the three months ended September 30, 2025. The tax expense in 2026 and 2025 was principally the result of the tax-effect of pre-tax earnings in various jurisdictions, nondeductible expenses, including stock-based compensation and interest expense, and financial statement losses for which no tax benefit was recognized. The change in income tax expense between the periods is primarily due to the tax impact of goodwill impairments and stock-based compensation. Our income taxes are discussed in more detail in Note 7, Income taxes to the condensed consolidated financial statements included in this Quarterly Report.

Comparison of Results for the Nine Months Ended September 30, 2026 and 2025
Global Warehousing Segment
The following table presents the operating results of our Global Warehousing segment for the nine months ended September 30, 2026 and 2025.

Nine Months Ended September 30,
(in millions except revenue per pallet)	2026	2025	Change
Warehouse storage	$1,544	$1,523	1.4%
Warehouse services	1,455	1,404	3.6%
Total Global Warehousing segment revenues	2,999	2,927	2.5%
Labor(1)	1,161	1,109	4.7%
Power	178	162	9.9%
Other warehouse costs(2)	568	545	4.2%
Total Global Warehousing segment cost of operations	1,907	1,816	5.0%
Global Warehousing segment NOI	$1,092	$1,111	(1.7)%
Total Global Warehousing segment margin	36.4%	38.0%	(160)	bps

Number of warehouse sites	478	481

Warehouse storage(3)
Average economic occupancy
Average occupied economic pallets (in thousands)	8,161	8,083	1.0%
Economic occupancy percentage	80.3%	80.1%	20	bps
Storage revenue per economic occupied pallet	$189.01	$188.29	0.4%
Average physical occupancy
Average physical occupied pallets (in thousands)	7,539	7,479	0.8%
Average physical pallet positions (in thousands)	10,169	10,086	0.8%
Physical occupancy percentage	74.1%	74.2%	(10)	bps
Storage revenue per physical occupied pallet	$204.61	$203.49	0.6%
Warehouse services(3)
Throughput pallets (in thousands)	41,411	40,251	2.9%
Warehouse services revenue per throughput pallet	$32.09	$31.98	0.3%

(1) Labor cost of operations excludes $10 million and $6 million of stock-based compensation expense and related employer-paid payroll taxes for the nine months ended September 30, 2026 and 2025, respectively.

(2) Includes real estate rent expense (operating leases) of $71 million and $69 million for the nine months ended September 30, 2026 and 2025, respectively, and non-real estate rent expense (equipment lease and rentals) of $16 million and $14 million for the nine months ended September 30, 2026 and 2025, respectively.

(3) Warehouse storage and warehouse services metrics exclude managed sites.
Global Warehousing segment revenues were $2,999 million for the nine months ended September 30, 2026, an increase of $72 million, or 2.5%, compared to $2,927 million for the nine months ended September 30, 2025. The increase included a $61 million net increase in our non-same warehouse pool, and an $11 million increase in our same warehouse pool, further discussed below. The foreign currency translation of revenues earned by our foreign operations had a $38 million favorable impact compared to the nine months ended September 30, 2025.
Global Warehousing segment cost of operations was $1,907 million for the nine months ended September 30, 2026, an increase of $91 million, or 5.0%, compared to $1,816 million for the nine months ended September 30, 2025. The increase included a $54 million net increase in our non-same warehouse pool, and a $37 million increase in our same warehouse pool, further discussed below. The foreign currency translation of cost of operations from our foreign operations had a $25 million unfavorable impact compared to the nine months ended September 30, 2025.
Global Warehousing segment NOI was $1,092 million for the nine months ended September 30, 2026, a decrease of $19 million, or 1.7%, compared to $1,111 million for the nine months ended September 30, 2025. The net decrease included a $26 million decrease in our same warehouse pool, partially offset by a $7 million net increase in our non-same warehouse pool. The foreign currency translation from our foreign operations had a $13 million net favorable impact compared to the nine months ended September 30, 2025.
Same Warehouse Results
The following table presents the operating results for our same warehouses for the nine months ended September 30, 2026 and 2025.

Nine Months Ended September 30,
(in millions except revenue per pallet)	2026	2025	Change
Warehouse storage	$1,412	$1,405	0.5%
Warehouse services	1,300	1,296	0.3%
Total same warehouse revenues	2,712	2,701	0.4%
Labor	1,032	1,015	1.7%
Power	160	147	8.8%
Other warehouse costs	504	497	1.4%
Total same warehouse cost of operations	1,696	1,659	2.2%
Same warehouse NOI	$1,016	$1,042	(2.5)%
Total same warehouse margin	37.5%	38.6%	(110)	bps

Number of same warehouse sites(1)	419	419

Warehouse storage(2)
Economic occupancy
Average occupied economic pallets (in thousands)	7,532	7,523	0.1%
Economic occupancy percentage	82.1%	81.8%	30	bps
Storage revenue per economic occupied pallet	$187.27	$186.67	0.3%
Physical occupancy
Average physical occupied pallets (in thousands)	6,993	6,954	0.6%
Average physical pallet positions (in thousands)	9,171	9,195	(0.3)%
Physical occupancy percentage	76.3%	75.6%	70	bps
Storage revenue per physical occupied pallet	$201.72	$201.98	(0.1)%
Warehouse services(2)
Throughput pallets (in thousands)	36,503	37,239	(2.0)%
Warehouse services revenue per throughput pallet	$32.17	$31.67	1.6%

(1) Refer to our “Same Warehouse Analysis,” which describes the composition of our same warehouse pool.
(2) Warehouse storage and warehouse services metrics exclude managed sites.
Same warehouse storage revenues increased $7 million, or 0.5%, compared to the nine months ended September 30, 2025, primarily driven by higher occupancy and increased rates. Economic occupancy increased by 30 basis points and same warehouse storage revenues per economic occupied pallet increased 0.3% compared to the nine months ended September 30, 2025.
Same warehouse services revenues increased $4 million, or 0.3%, compared to the nine months ended September 30, 2025, primarily due to higher average rates and growth in international markets, partially offset by lower throughput in North America.

Same warehouse services revenue per throughput pallet increased 1.6% compared to the nine months ended September 30, 2025, while throughput pallets at our same warehouses decreased 2.0%.
Same warehouse cost of operations increased $37 million, or 2.2%, compared to the nine months ended September 30, 2025, primarily driven by higher power costs due to increased rates and lower in-house solar power generation, higher labor costs resulting from increased wages for temporary contract labor, and higher costs associated with warehouse services growth in international markets.
Non-Same Warehouse Results
The following table presents the operating results for our non-same warehouses for the nine months ended September 30, 2026 and 2025.

Nine Months Ended September 30,
(in millions except revenue per pallet)	2026	2025	Change
Warehouse storage	$132	$118	11.9%
Warehouse services	155	108	43.5%
Total non-same warehouse revenues	287	226	27.0%
Labor	129	94	37.2%
Power	18	15	20.0%
Other warehouse costs	64	48	33.3%
Total non-same warehouse cost of operations	211	157	34.4%
Non-same warehouse NOI	$76	$69	10.1%
Total non-same warehouse margin	26.5%	30.5%	(400)	bps

Number of non-same warehouse sites(1)	59	62

Warehouse storage(2)
Economic occupancy
Average occupied economic pallets (in thousands)	629	560	12.3%
Economic occupancy percentage	63.0%	62.9%	10	bps
Storage revenue per economic occupied pallet	$209.98	$211.23	(0.6)%
Physical occupancy
Average physical occupied pallets (in thousands)	546	525	4.0%
Average physical pallet positions (in thousands)	998	891	12.0%
Physical occupancy percentage	54.7%	58.9%	(420)	bps
Storage revenue per physical occupied pallet	$241.57	$226.30	6.7%
Warehouse services(2)
Throughput pallets (in thousands)	4,908	3,012	62.9%
Warehouse services revenue per throughput pallet	$31.56	$35.37	(10.8)%

(1) Refer to our “Same Warehouse Analysis,” which describes the composition of our non-same warehouse pool.
(2) Warehouse storage and warehouse services metrics exclude managed sites.
Non-same warehouse revenues increased $61 million, or 27.0%, compared to the nine months ended September 30, 2025, including approximately $57 million from acquisitions and $45 million from recently completed greenfield and expansion projects, partially offset by a $27 million net decrease from other non-same warehouse sites, primarily due to the impact of the June 2026 fire at our Los Angeles, California warehouse and lower revenues from idled and sold sites, and a $14 million decrease from divestitures.

Non-same warehouse cost of operations increased $54 million, or 34.4%, compared to the nine months ended September 30, 2025, including approximately $40 million from acquisitions and $31 million from recently completed greenfield and expansion projects, partially offset by a $10 million net decrease from other non-same warehouse sites, primarily due to the impact of the June 2026 fire at our Los Angeles, California warehouse and lower cost from idled and sold sites, and a $7 million decrease from divestitures.
Global Integrated Solutions Segment
The following table presents the operating results of our Global Integrated Solutions segment for the nine months ended September 30, 2026 and 2025.

	Nine Months Ended September 30,
(in millions)	2026	2025	Change
Global Integrated Solutions segment revenues	$1,020	$1,092	(6.6)%
Global Integrated Solutions segment cost of operations(1)	846	902	(6.2)%
Global Integrated Solutions segment NOI	$174	$190	(8.4)%
Global Integrated Solutions margin	17.1%	17.4%	(30)	bps

(1) Cost of operations excludes $2 million and $4 million of stock-based compensation expense and related employer-paid payroll taxes for the nine months ended September 30, 2026 and 2025, respectively.

Global Integrated Solutions segment revenues were $1,020 million for the nine months ended September 30, 2026, a decrease of $72 million, or 6.6%, compared to $1,092 million for the nine months ended September 30, 2025. The decrease was primarily driven by the divestiture of our Spain Transportation business during the nine months ended September 30, 2025, partially offset by higher volumes and rates in our remaining transportation business. The foreign currency translation of revenues earned by our foreign operations had a $12 million favorable impact compared to the nine months ended September 30, 2025.
Global Integrated Solutions segment cost of operations was $846 million for the nine months ended September 30, 2026, a decrease of $56 million, or 6.2%, compared to $902 million for the nine months ended September 30, 2025. The decrease was primarily driven by the divestiture of our Spain Transportation business during the three months ended September 30, 2025, partially offset by a $7 million charge related to a preliminary legal settlement, as well as higher transportation and logistics expenses driven by increased oil prices and carrier rates, higher third-party labor costs, and increased transportation volumes. The foreign currency translation of cost of operations from our foreign operations had an $11 million unfavorable impact compared to the nine months ended September 30, 2025.
Global Integrated Solutions segment NOI was $174 million for the nine months ended September 30, 2026, a decrease of $16 million, or 8.4%, compared to $190 million for the nine months ended September 30, 2025. The decrease was primarily driven by a $7 million charge related to a preliminary legal settlement and higher transportation and logistics expenses reflecting increased oil prices and carrier rates. Foreign currency translation had a $1 million net favorable impact compared to the nine months ended September 30, 2025.
Other Consolidated Operating Expense
The following table presents other consolidated operating expense for the nine months ended September 30, 2026 and 2025.

	Nine Months Ended September 30,
(in millions)	2026	2025	Change
Other consolidated operating expense:
Depreciation and amortization expense	$711	$666	6.8%
General and administrative expense	$421	$442	(4.8)%
Acquisition, transaction, and other expense	$4	$64	n.m.
Goodwill impairment	$—	$28	n.m.
Restructuring, impairment, and (gain) loss on disposals	$108	$(23)	n.m.

Depreciation and amortization expense. Depreciation and amortization expense was $711 million for the nine months ended September 30, 2026, an increase of $45 million, or 6.8%, compared to $666 million for the nine months ended September 30, 2025. The increase was primarily driven by $17 million of depreciation on businesses acquired, and recently completed greenfield and expansion projects, and $7 million of accelerated depreciation resulting from a change in the estimated remaining useful lives of certain assets. The increase also reflects higher depreciation and amortization from growth in our asset base, including software and other asset additions. The foreign currency translation of depreciation and amortization from our foreign operations had an $8 million unfavorable impact compared to the nine months ended September 30, 2025.
General and administrative expense. General and administrative expense was $421 million for the nine months ended September 30, 2026, a decrease of $21 million, or 4.8%, compared to $442 million for the nine months ended September 30, 2025. The decrease was primarily driven by lower other operating expenses, reflecting lower professional services costs, as well as lower training and management fees. The decrease was also driven by lower stock-based compensation expense, reflecting a revised probability assessment of achieving performance conditions on outstanding performance-based awards. The decrease was partially offset by higher information technology and software subscription costs, and higher compensation and benefits expense. For the nine months ended September 30, 2026, general and administrative expenses were 10.5% of total revenues compared to 11.0% of total revenues for the nine months ended September 30, 2025.
Acquisition, transaction, and other expense. Acquisition, transaction, and other expense was $4 million for the nine months ended September 30, 2026, compared to $64 million for the nine months ended September 30, 2025, a decrease of $60 million. The decrease was primarily due to a $30 million fair value adjustment to a put option recorded in the prior year period that did not recur, $16 million of lower stock-based compensation expense related to awards granted in 2024 in connection with our IPO, and $7 million of lower legal and professional fees from reduced acquisition activity. The decrease also reflects $4 million of lower IT integration costs and amortization of cloud computing arrangements as several projects became fully amortized, and $2 million of amounts received from former shareholders of an acquired business related to a pre-acquisition matter.
Goodwill impairment. We did not recognize a goodwill impairment during the nine months ended September 30, 2026, compared to a goodwill impairment of $28 million during the nine months ended September 30, 2025. For additional information regarding the goodwill impairment recognized in the prior year period, see Note 5, Goodwill and other intangible assets, net in the condensed consolidated financial statements included in this Quarterly Report.
Restructuring, impairment, and (gain) loss on disposals. Restructuring, impairment, and (gain) loss on disposals were net expenses of $108 million for the nine months ended September 30, 2026, compared to a net gain of $23 million for the nine months ended September 30, 2025, an increase of $131 million. The increase was primarily due to $130 million of costs incurred in connection with the June 2026 fire at our Los Angeles, California warehouse, including clean-up costs, impairment loss, legal, administrative and consulting fees, charitable contributions, and other costs. The increase also reflects an $17 million decrease in net gains related to the Kennewick, Washington warehouse fire, primarily due to lower insurance recoveries recognized in the current period ($35 million compared to $48 million in the prior year period) and $4 million of settlement and legal costs related to customer claims for product damaged in the fire. The increase was partially offset by $7 million of lease exit costs recorded in the prior year period related to a leased facility we acquired in Bellingham, Washington, $6 million of net favorable activity related to immaterial prior insurance recoveries recognized in the current period, and lower impairment charges, repair costs, severance costs, and net losses on asset disposals in the current period compared to the prior year period.
For further detail related to the Kennewick, Washington and Los Angeles, California warehouse fires, see Note 15, Commitments and contingencies in our condensed consolidated financial statements included in this Quarterly Report.

Other Income (Expense)
The following table presents other items of income and expense for the nine months ended September 30, 2026 and 2025.

	Nine Months Ended September 30,
(in millions)	2026	2025	Change
Other income (expense):
Interest expense, net	$(263)	$(195)	34.9%
Gain (loss) on extinguishment of debt	$—	$(3)	n.m.
Gain (loss) on foreign currency transactions, net	$6	$36	n.m.
Equity income (loss), net of tax	$(5)	$(3)	66.7%
Other nonoperating income (expense), net	$(1)	$(56)	n.m.
Interest expense, net. We reported net interest expense of $263 million for the nine months ended September 30, 2026, an increase of $68 million, or 34.9%, compared to $195 million for the nine months ended September 30, 2025, primarily driven by a decrease in income generated from hedging instruments and the increase of average debt balances. The impact driven by the aforementioned factors was partially offset by decreases in benchmark interest rates determining the interest rates on our variable-rate debt.
The average effective interest rate on our outstanding debt was 4.3% for the nine months ended September 30, 2026, an increase from 4.2% for the nine months ended September 30, 2025. The expiration of hedging instruments outstanding during the nine months ended September 30, 2025, along with higher total borrowings between September 30, 2025 and September 30, 2026, have resulted in our current hedging instruments accounting for a reduced portion of overall borrowings. Additionally, the fixed rates at which our variable-rate borrowings are effectively locked in are higher under the current hedging instruments relative to the prior ones. When taking into account income generated from hedging instruments, the average effective interest rate on our outstanding debt was 4.2% for the nine months ended September 30, 2026, an increase from 2.9% for the nine months ended September 30, 2025. For additional information regarding our net interest expense, see Note 10, Interest expense in our condensed consolidated financial statements included in this Quarterly Report.
Gain (loss) on extinguishment of debt. We did not recognize a gain or loss on extinguishment of debt during the nine months ended September 30, 2026, compared to a loss on extinguishment of debt of $3 million during the nine months ended September 30, 2025. The prior year loss was related to the repayment of debt associated with the divested Spain transportation business.
Gain (loss) on foreign currency transactions, net. We reported a net foreign currency exchange gain of $6 million for the nine months ended September 30, 2026 compared to a net gain of $36 million for the nine months ended September 30, 2025. The decrease was due to movements in foreign currency exchange rates, primarily on the remeasurement of intercompany loans denominated in currencies other than the functional currency of the entity holding the loan, most notably the euro.
Equity income (loss), net of tax. We reported $5 million of net loss from equity method investments for the nine months ended September 30, 2026, compared to a net loss of $3 million for the nine months ended September 30, 2025. The net loss in both periods was primarily related to our investment in Emergent Cold LatAm Holdings, LLC.
Other nonoperating income (expense), net. We reported $1 million of other nonoperating expense for the nine months ended September 30, 2026, compared to a net expense of $56 million for the nine months ended September 30, 2025. The prior year expense included a $60 million loss on divestiture of our Spain Transportation business. This was partially offset by a gain on the sale of a business in the prior year period and lower net gains from fair value adjustments on cost method investments in the current period compared to the prior year period.
Income Tax Expense (Benefit)
Income tax expense for the nine months ended September 30, 2026 was $3 million, a decrease of $9 million from an income tax expense of $12 million for the nine months ended September 30, 2025. The tax expense in 2026 and 2025 was principally the result of the tax-effect of pre-tax earnings in various jurisdictions, nondeductible expenses including stock-based compensation and interest expense, and financial statement losses for which no tax benefit was recognized. The change in income tax expense between the periods is primarily due to the tax impact of goodwill impairments and stock-based compensation. Our income taxes are discussed in more detail in Note 7, Income taxes to the condensed consolidated financial statements included in this Quarterly Report.
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
The table below reconciles total segment NOI to net income (loss), which is the most directly comparable financial measure calculated in accordance with GAAP, in each case for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Net income (loss)	$(173)	$(112)	$(256)	$(119)
Stock-based compensation expense and related employer-paid payroll taxes in cost of operations	5	4	12	10
General and administrative expense	142	145	421	442
Depreciation expense	186	174	545	502
Amortization expense	55	56	166	164
Acquisition, transaction, and other expense	—	12	4	64
Goodwill impairment	—	28	—	28
Restructuring, impairment, and (gain) loss on disposals	109	(5)	108	(23)
Equity (income) loss, net of tax	2	2	5	3
(Gain) loss on foreign currency transactions, net	(3)	6	(6)	(36)
Interest expense, net	92	68	263	195
(Gain) loss on extinguishment of debt	—	3	—	3
Other nonoperating (income) expense, net	2	57	1	56
Income tax expense (benefit)	—	11	3	12
Total segment NOI	$417	$449	$1,266	$1,301
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

The table below reconciles EBITDA, EBITDAre, and Adjusted EBITDA to net income (loss), which is the most directly comparable financial measure calculated in accordance with GAAP, in each case for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Net income (loss)	$(173)	$(112)	$(256)	$(119)
Adjustments:
Depreciation and amortization expense	241	230	711	666
Interest expense, net	92	68	263	195
Income tax expense (benefit)	—	11	3	12
EBITDA	$160	$197	$721	$754
Adjustments:
Net loss (gain) on sale of real estate assets	—	—	—	3
Impairment of real estate assets	—	—	1	—
Allocation of EBITDAre of noncontrolling interests	—	1	(1)	—
EBITDAre	$160	$198	$721	$757
Adjustments:
Net (gain) loss on sale of non-real estate assets	1	(1)	(1)	(3)
Other nonoperating (income) expense, net	2	57	1	56
Acquisition, restructuring, and other	3	14	20	79
Technology transformation	6	5	18	17
(Gain) loss on property destruction	105	(10)	91	(47)
(Gain) loss on foreign currency transactions, net	(3)	6	(6)	(36)
Stock-based compensation expense and related employer-paid payroll taxes	38	38	93	108
(Gain) loss on extinguishment of debt	—	3	—	3
Goodwill impairment	—	28	—	28
Impairment of other intangible assets	—	1	—	1
Impairment of other non-real estate assets	—	1	1	2
Allocation related to unconsolidated JVs	5	2	12	7
Allocation adjustments of noncontrolling interests	—	(1)	1	(1)
Adjusted EBITDA	$317	$341	$951	$971

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
We calculate core funds from operations, or Core FFO, as FFO adjusted for the effects of gain or loss on the sale of non-real estate assets, gain or loss on the destruction of property (net of insurance proceeds), finance lease ROU asset amortization real estate, impairments of goodwill and other non-real estate assets, including intangible assets, technology transformation, acquisition, restructuring and other, other nonoperating income or expense, loss on debt extinguishment and modifications and the effects of gain or loss on foreign currency exchange. We also adjust for the impact attributable to non-real estate impairments on unconsolidated joint ventures and natural disaster. We believe that Core FFO is helpful to investors as a supplemental performance measure because it excludes the effects of certain items which can create significant earnings volatility, but which do not directly relate to our core business operations. We believe Core FFO can facilitate comparisons of operating performance between periods, while also providing a more meaningful predictor of future earnings potential.
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
FFO, Core FFO, and Adjusted FFO are used by management, investors, and industry analysts as supplemental measures of operating performance of equity REITs. FFO, Core FFO, and Adjusted FFO should be evaluated along with GAAP net income and net income per diluted share (the most directly comparable GAAP measures) in evaluating our operating performance. FFO, Core FFO, and Adjusted FFO do not represent net income or cash flows from operating activities in accordance with GAAP and are not indicative of our results of operations or cash flows from operating activities as disclosed in our condensed consolidated financial statements included elsewhere in this Quarterly Report. FFO, Core FFO, and Adjusted FFO should be considered as supplements, but not alternatives, to our net income or cash flows from operating activities as indicators of our operating performance. Moreover, other REITs may not calculate FFO in accordance with the NAREIT definition or may interpret the NAREIT definition differently than we do. Accordingly, our FFO may not be comparable to FFO as calculated by other REITs. In addition, there is no industry definition of Core FFO or Adjusted FFO and, as a result, other REITs may also calculate Core FFO or Adjusted FFO, or other similarly-captioned metrics, in a manner different than we do.

The table below reconciles FFO, Core FFO, and Adjusted FFO to net income (loss), which is the most directly comparable financial measure calculated in accordance with GAAP, in each case for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Net income (loss)	$(173)	$(112)	$(256)	$(119)
Adjustments:
Real estate depreciation	108	97	308	276
In-place lease intangible amortization	1	2	3	4
Net loss (gain) on sale of real estate assets	—	—	—	3
Impairment of real estate assets	—	—	1	—
Real estate depreciation, (gain) loss on sale of real estate and real estate impairments on unconsolidated JVs	1	1	2	2
Allocation of noncontrolling interests	—	1	—	1
FFO	$(63)	$(11)	$58	$167
Adjustments:
Net (gain) loss on sale of non-real estate assets	1	(1)	(1)	(3)
Finance lease ROU asset amortization - real estate	18	17	54	53
Goodwill impairment	—	28	—	28
Impairment of other intangible assets	—	1	—	1
Impairment of other non-real estate assets	—	1	1	2
Other nonoperating (income) expense, net	2	57	1	56
Acquisition, restructuring, and other	11	18	36	90
Technology transformation	6	5	18	17
(Gain) loss on property destruction	105	(10)	91	(47)
(Gain) loss on foreign currency transactions, net	(3)	6	(6)	(36)
(Gain) loss on extinguishment of debt	—	3	—	3
Core FFO	$77	$114	$252	$331
Adjustments:
Non-real estate depreciation and amortization	106	105	320	308
Finance lease ROU asset amortization - non-real estate	9	9	26	25
Amortization of deferred financing costs, discount, and above/below market debt	3	3	10	8
Deferred income taxes expense (benefit)	(9)	(4)	(15)	(13)
Stock-based compensation expense and related employer-paid payroll taxes	38	38	93	108
Recurring maintenance capital expenditures	(37)	(43)	(101)	(117)
Allocation related to unconsolidated JVs	1	—	2	2
Allocation of noncontrolling interests	—	(1)	—	(1)
Adjusted FFO	$188	$221	$587	$651

Liquidity and Capital Resources
As of September 30, 2026, we had $58 million of cash and cash equivalents and $313 million available under our Revolving Credit Facility (net of outstanding standby letters of credit in the amount of $61 million, which reduce availability). We currently expect that our principal sources of funding will include:
•current cash balances;
•cash flows from operations;
•proceeds from the disposition of properties or other investments;
•our credit facilities; and
•other forms of debt financings and equity offerings.
Our liquidity requirements and capital commitments primarily consist of:
•operating activities and overall working capital;
•capital expenditures;
•development and acquisition activities;
•debt service obligations; and
•stockholder distributions.
As of September 30, 2026, we expect that our funding sources as noted above will be adequate to meet our short-term liquidity requirements and capital commitments for the next twelve months. For more information regarding our debt facilities, refer to Note 8, Debt in the condensed consolidated financial statements included in this Quarterly Report. We expect to utilize the same sources of capital we will rely on to meet our short-term liquidity requirements to also meet our long-term liquidity requirements, which include funding our operating activities, our debt service obligations and stockholder distributions, and our future development and acquisition activities.
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
The board of directors of the Company has declared a regular quarterly cash dividend of $0.5325 per share of common stock for the first three quarters of 2026, which was an increase from $0.5275 per share of common stock in the prior year quarters. Each dividend is payable to shareholders of record as of the last day of the respective quarter and is paid in the subsequent month.

Outstanding Indebtedness
The following table summarizes our outstanding indebtedness as of September 30, 2026 (in millions):

As of September 30,
2026
Fixed rate	$2,634
Variable rate—unhedged	2,957
Variable rate—hedged	1,250
Total debt	$6,841

Percent of total debt:
Fixed rate	38.5%
Variable rate—unhedged	43.2%
Variable rate—hedged	18.3%
The variable rate debt shown above bears interest at interest rates based on various one-month rates, of which SOFR is the most significant, depending on the respective agreement governing the debt, including our Revolving Credit Facility and Term Loan A. As of September 30, 2026, our debt had a weighted average term to maturity of approximately 2.9 years, assuming exercise of extension options.
In October 2026, Fitch Ratings downgraded our Long-Term Issuer Default Rating from BBB+ to BBB. As a result, the facility fee and applicable margin on the Revolving Credit Facility, and the applicable margin on the Term Loan A, increased. The facility fee increased from 0.15% to 0.20%, the Revolving Credit Facility margin increased from 0.78% to 0.85%, and the Term Loan A margin increased from 0.93% to 1.05%.
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
Our credit loss expense related to customer receivables was $3 million for the three months ended September 30, 2025 and $1 million and $5 million for the nine months ended September 30, 2026 and 2025, respectively. There was immaterial credit loss expense during the three months ended September 30, 2026. As of September 30, 2026 and December 31, 2025, we maintained allowances for uncollectible balances of $8 million and $10 million, respectively, which we believed to be adequate.
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
The following table sets forth our recurring maintenance capital expenditures for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Global warehousing	$29	$35	$83	$99
Global integrated solutions	4	6	8	11
Information technology and other	4	2	10	7
Recurring maintenance capital expenditures	$37	$43	$101	$117
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
The following table sets forth our repair and maintenance expenses for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Global warehousing	$39	$38	$119	$110
Global integrated solutions	15	14	40	42
Repair and maintenance expenses	$54	$52	$159	$152
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
The following table sets forth our integration capital expenditures for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Global warehousing	$15	$19	$39	$42
Global integrated solutions	—	1	—	1
Information technology and other	1	4	4	11
Integration capital expenditures	$16	$24	$43	$54

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
The following table sets forth our external growth capital investments for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Acquisitions, net of cash acquired and adjustments (1)	$—	$2	$4	$441
Greenfield and expansion expenditures	81	92	259	182
Energy and economic return initiatives	16	16	43	57
Information technology transformation and growth initiatives	11	17	42	49
External growth capital investments	$108	$127	$348	$729

(1) Excludes buildings and land acquired through exercise of finance lease purchase options, where amount paid did not exceed the finance lease liability.
We completed one immaterial acquisition during the nine months ended September 30, 2026 and five acquisitions during the nine months ended September 30, 2025, including the purchase of three warehouse campuses of Bellingham Cold Storage for approximately $119 million and the acquisition of four cold storage warehouses and other related assets from Tyson Foods for $256 million. We made no acquisitions during the three months ended September 30, 2026 and 2025.
Our greenfield and expansion expenditures related primarily to projects that remained under construction as of the respective period end, with a notable expansion at the Hobart, IN cold storage facility and construction of a new facility in Bremerhaven, Germany during the three and nine months ended September 30, 2025. During the three and nine months ended September 30, 2026, we continued construction of new greenfields in Dallas, TX and Kansas City, MO under our arrangement with Tyson Foods and an expansion at one of our fully automated cold storage warehouses in the Netherlands.
Energy and economic return initiatives included corporate initiatives and smaller customer-driven growth projects. Information technology transformation and growth initiatives included spending on our patented LinOS technology.

Historical Cash Flows
The following summary discussion of our cash flows is based on the condensed consolidated statements of cash flows included in this Quarterly Report.

	Nine Months Ended September 30,
(in millions)	2026	2025
Net cash provided by operating activities	$431	$627
Net cash used in investing activities	$(449)	$(899)
Net cash (used in) provided by financing activities	$12	$172
Operating Activities
For the nine months ended September 30, 2026, our net cash provided by operating activities was $431 million, compared to $627 million for the nine months ended September 30, 2025. The $137 million increase in net loss was offset by non-cash items, primarily a $45 million increase in depreciation and amortization and a $30 million decrease in net gain on foreign currency transactions, both discussed above. Changes in operating assets and liabilities were unfavorable for the nine months ended September 30, 2026 as compared to 2025, primarily due to interest paid on the redemption of Preference Shares in 2026 and the impact of the fire in Los Angeles, California (see Note 15, Commitments and contingencies in our condensed consolidated financial statements included in this Quarterly Report for details), partially offset by net working capital improvement initiatives. Operating cash flow was also positively impacted by $22 million of proceeds from business interruption insurance recoveries, primarily related to a fire which occurred at the Company’s warehouse in Kennewick, Washington in 2024 (see Note 15, Commitments and contingencies in our condensed consolidated financial statements included in this Quarterly Report for details). Other notable changes in non-cash items were a $58 million loss on divestiture of our Spain Transportation business, $30 million in Put Options fair value adjustments, and a $28 million goodwill impairment for the nine months ended September 30, 2025 which did not recur in 2026.
Investing Activities
For the nine months ended September 30, 2026, cash used in investing activities was $449 million. The most significant uses were $483 million in purchases of property, plant, and equipment, primarily for the continued construction of new greenfields in Dallas, TX and Kansas City, MO under our arrangement with Tyson Foods and an expansion at one of our fully automated cold storage warehouses in the Netherlands. This was partially offset by $30 million of proceeds from sale of assets and $10 million of insurance proceeds for recoveries on impaired long-lived assets, which were primarily related to a fire which occurred at the Company’s warehouse in Kennewick, Washington in 2024 (see Note 15, Commitments and contingencies in our condensed consolidated financial statements included in this Quarterly Report for details).
For the nine months ended September 30, 2025, cash used in investing activities was $899 million. The most significant uses were $441 million in acquisitions, net of cash acquired, and $509 million in purchases of property, plant, and equipment, primarily for growth capital expenditures with a notable expansion at the Hobart, IN cold storage facility, and construction of a new facility in Bremerhaven, Germany. In addition, we invested $9 million in Emergent Cold LatAm Holdings, LLC, offset by $49 million in insurance recovery proceeds for the warehouse fire in Kennewick and $10 million in proceeds from the sale of assets.
Financing Activities
Our net cash provided by financing activities was $12 million for the nine months ended September 30, 2026, which primarily consisted of $869 million of repayments of long-term debt and finance leases (including the repayment of $160 million of Metlife Real Estate Notes, $300 million of Senior Notes Series A, $149 million of Senior Notes Series C, $197 million of Senior Notes Series E, and $63 million principal payments on finance lease obligations). In addition, the Company paid $403 million for regular quarterly dividends and other distributions and $263 million for the redemption of Preference Shares. To finance the secured debt payoff and some of the other financing activities, we borrowed $1,569 million on revolving credit lines, net of repayments.
Our net cash provided by financing activities was $172 million for the nine months ended September 30, 2025. The financing activities primarily consisted of $495 million of proceeds from issuance of New Senior Unsecured Notes and $404 million of net borrowings on revolving credit lines. These inflows were offset by $402 million of dividends and other distributions, $190 million of repayments of long-term debt and finance leases, $88 million of which was related to the Houston, Texas lease purchase, $78 million for payment of the exercise of a Put Option, and $28 million of redemption of redeemable noncontrolling interest.
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
The following tables present summarized financial information for the Guarantors, including Lineage Europe Finco B.V., and the OP on a combined basis, after the elimination of (a) intercompany transactions and balances between all the Guarantor entities, Lineage Europe Finco B.V., and the OP and (b) equity in earnings from and investments in the Non-Guarantor Subsidiaries.

	September 30,	December 31,
Summarized Balance Sheet Data (in millions)	2026	2025
Total current assets	$503	$347
Amounts due from non-guarantor subsidiaries	$15,446	$13,693
Total non-current assets	$5,211	$5,157

Total current liabilities	$629	$562
Amounts due to non-guarantor subsidiaries	$14,761	$12,460
Total non-current liabilities	$6,545	$5,708
Noncontrolling interests	$941	$978

	Nine Months Ended	Year Ended
	September 30,	December 31,
Summarized Statement of Operations Data (in millions)	2026	2025
Net revenues from external customers	$1,552	$2,006
Cost of operations	$(1,172)	$(1,496)
Net revenue and cost of operations charges with non-guarantor subsidiaries	$115	$151
Income (loss) from operations	$(179)	$(94)
Net income (loss)	$(432)	$(326)
Net income (loss) attributable to the combined guarantor entities	$(404)	$(315)
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
As of September 30, 2026, entities that are direct borrowers, guarantors, or otherwise obligated in respect of the Credit Agreement had an aggregate of $22,058 million of assets and were direct borrowers, guarantors or otherwise obligated in respect of an aggregate of $6,519 million of indebtedness, in each case, excluding intercompany investments and obligations. As of September 30, 2026, the OP, Lineage Europe Finco B.V., and the Guarantors had an aggregate of $21,161 million of assets and were direct borrowers in respect of $6,380 million of indebtedness, in each case, excluding intercompany investments and obligations.

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
As of September 30, 2026, we had $4,126 million of variable-rate debt under our Revolving Credit Facility and Term Loan A agreements, primarily bearing interest at SOFR of approximately 3.9%, plus a margin of 77.5 basis points and 92.5 basis points on the Revolving Credit Facility and Term Loan A facilities, respectively (refer to Note 8, Debt to our condensed consolidated financial statements for details of the entire balance by currency and rate). In addition, we have $81 million of Metlife Real Estate Notes bearing interest at SOFR plus a margin of 177 basis points. Out of this total, $1,250 million is hedged until February 2028 at a weighted average rate of 3.16% plus applicable RCF/TLA margin. As a result, our exposure to changes in interest rates primarily consists of our $2,957 million of unhedged variable-rate debt. A 100 basis point increase in market interest rates would result in an increase in interest expense to service our variable-rate debt of approximately $30 million on an annualized basis. Conversely, a 100 basis point decrease in market interest rates would result in a decrease in interest expense of approximately $30 million on an annualized basis.
Foreign Currency Risk
We are exposed to foreign currency exchange variability related to investments in and earnings from our foreign subsidiaries, as the revenues and expenses of these subsidiaries are typically generated in the currencies of the countries in which they operate. Foreign currency market risk is the possibility that our results of operations or financial position could be better or worse than planned because of changes in foreign currency exchange rates. When the local currencies in these countries decline relative to our reporting currency, the U.S. dollar, our consolidated revenues, segment NOI margins, and net investment in properties and operations outside the United States decrease. The impact of currency fluctuations on our earnings is partially mitigated by the fact that most operating and other expenses are also incurred and paid in the local currency. The impact of devaluation or depreciating currency on an entity depends on the residual effect on the local economy and the ability of an entity to raise prices and/or reduce expenses. Due to our constantly changing currency exposure and the potential substantial volatility of currency exchange rates, we cannot predict the effect of exchange rate fluctuations on our business. As a result, changes in the relation of the currency of our international operations to U.S. dollars may also affect the book value of our assets and the amount of total equity. Such foreign currency exposure as of September 30, 2026 was not materially different from what we disclosed in our 2025 Annual Report on Form 10-K.
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
Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of September 30, 2026 because of the material weakness in our internal control over financial reporting identified in connection with the audit of our consolidated financial statements for the year ended December 31, 2025, as described below, which continues to exist as of September 30, 2026.
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
Remediation of Material Weakness - Plan and Progress
Management remains committed to maintaining a strong internal control environment and has made progress in remediating the material weakness described above. During 2026, management has taken the following actions:
•hired additional IT Compliance and Oversight personnel in 2026 with responsibility for the design, implementation, and ongoing monitoring of ITGCs;
•designed and implemented enhanced program change management and user access controls; and
•developed and delivered ITGC training to information technology and business system owners in March and September 2026, with a focus on access management controls.
Management has begun testing the design and operating effectiveness of these controls, and the results of our testing to date indicate that the Company's control environment has improved since the material weakness was identified. While we have made progress, the material weakness will not be considered remediated until the relevant controls have operated effectively for a sufficient period of time to prevent or detect a material misstatement. While management believes the actions described above will remediate the material weakness, the exact timing of completion cannot be determined.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

Part II - Other Information
Item 1. Legal Proceedings
The Company, from time to time and in the normal course of business, is party to various claims, lawsuits, arbitrations, and regulatory actions. Refer to Note 15, Commitments and contingencies in the condensed consolidated financial statements included in this Quarterly Report for details of legal proceedings in which the Company is involved. Other than the Securities Lawsuit and the Los Angeles Fire Litigation (each as defined in Note 15), in the opinion of management, we are not currently party to any legal proceedings that could have a material impact on our business, financial condition, or results of operations, nor is a property of the Company subject to any material pending legal proceedings.
Environmental Matters
SEC regulations require the Company to disclose certain information about environmental proceedings if the Company reasonably believes that such proceedings may result in monetary sanctions above a stated threshold. The Company uses a threshold of $1 million for purposes of determining whether disclosure of any such proceedings is required.
From July 12, 2026 through August 28, 2026, the Company received 39 Notices of Violation from the South Coast Air Quality Management District (“SCAQMD”) alleging that odors from the Company’s Los Angeles, California facility following the June 2026 fire constituted a public nuisance in violation of SCAQMD Rule 402 and California Health and Safety Code Section 41700. The SCAQMD may seek to impose monetary penalties for the alleged violations. Other agencies may also initiate proceedings relating to the fire. The Company is unable to predict the final outcome of this matter, but the SCAQMD and other agencies could seek penalties in excess of $1 million.
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in “Risk Factors” included in our 2025 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
There were no share repurchases by us during the three months ended September 30, 2026.
Unregistered Sales of Equity Securities
There were no unregistered sales of securities made by us during the three months ended September 30, 2026.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended September 30, 2026, as such terms are defined in Item 408 of Regulation S-K.

Entry into a Material Definitive Agreement; Creation of a Direct Financial Obligation
We are making the following disclosure under this Item 5, instead of under Items 1.01 and 2.03 of Form 8-K.
On November 3, 2026 (the “Closing Date”), Lineage Logistics, LLC (the “Borrower”), a subsidiary of the Company, entered into a Term Loan Agreement (the “Term Loan Agreement”) among the Borrower, Lineage Logistics Holdings, LLC (“LLH”), Lineage OP, LP (the “Operating Partnership”), the Company, Lineage Logistics Services, LLC (“Services”), the lenders from time to time party thereto and CoBank, ACB (“CoBank”), as administrative agent, with CoBank and GreenStone Farm Credit Services, FLCA acting as joint lead arrangers and joint bookrunners.
The Term Loan Agreement provides for a term loan facility in an aggregate principal amount of $500 million (the “FCS Term Loan”). The FCS Term Loan matures on November 3, 2033, the seventh anniversary of the Closing Date, and does not amortize. Subject to certain conditions, the Borrower may request incremental term loan commitments in an aggregate amount of up to $500 million, such that the aggregate principal amount of term loans does not exceed $1.0 billion. The proceeds of the FCS Term Loan were used for the repayment of outstanding borrowings under the Revolving Credit Facility. The Borrower’s obligations under the Term Loan Agreement are guaranteed by the Company, LLH, the Operating Partnership and Services.
Interest on borrowings under the Term Loan Agreement will accrue and be payable, at the Borrower’s option, at an annual rate equal to (a) the Term SOFR (subject to a 0% floor) plus an applicable margin or (b) an alternate base rate plus an applicable margin. The applicable margin will be the percentage described in the following chart that corresponds to the senior unsecured long-term debt rating of the Company or another Guarantor (as defined in the Term Loan Agreement) from Moody’s, S&P or Fitch, as applicable. The Borrower may prepay the FCS Term Loan at any time, in whole or in part, without premium or penalty, subject to customary breakage costs for Term SOFR Loans (as defined in the Term Loan Agreement).

RATINGS LEVEL	MOODY’S/ S&P/Fitch DEBT RATING	APPLICABLE MARGIN FOR TERM SOFR LOANS	APPLICABLE MARGIN FOR ABR LOANS
Level I Rating	A3/A- or higher	1.65%	0.65%
Level II Rating	Baa1/BBB+	1.70%	0.70%
Level III Rating	Baa2/BBB	1.75%	0.75%
Level IV Rating	Baa3/BBB-	1.875%	0.875%
Level V Rating	Below Baa3/BBB- or unrated	2.125%	1.125%
The Term Loan Agreement contains customary representations, warranties and covenants, including negative covenants limiting indebtedness, liens, fundamental changes, dispositions, restricted payments and investments, in each case subject to certain exceptions. The Term Loan Agreement also requires, as of the end of each fiscal quarter, (i) a Total Leverage Ratio of not more than 60%, (ii) a Fixed Charge Coverage Ratio of not less than 1.50 to 1.00, (iii) an Unsecured Leverage Ratio of not more than 60% and (iv) a Secured Leverage Ratio of not more than 40%, in each case subject to temporary increases following a Material Acquisition (each as defined in the Term Loan Agreement). In addition, the Term Loan Agreement contains a most favored lender provision pursuant to which certain additional or more restrictive representations, covenants, events of default and guarantee or collateral requirements subsequently added to the Credit Agreement will be incorporated into the Term Loan Agreement.
The Term Loan Agreement contains customary events of default, including non-payment of obligations, material inaccuracy of representations, violation of covenants, cross-default to other material indebtedness, bankruptcy or insolvency, certain Employee Retirement Income Security Act and judgment defaults, failure of any guarantee to remain in full force and effect and a change in control.
The foregoing description of the Term Loan Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Term Loan Agreement, a copy of which is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Item 6. Exhibits

Exhibit No.	Description
3.1	Articles of Amendment and Restatement of Lineage, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (File No. 333-280997), filed on July 25, 2024).
3.2	Amended and Restated Bylaws of Lineage, Inc. (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (File No. 333-280997), filed on July 25, 2024).
10.1†	Transition Agreement between Sudarsan Thattai and Lineage Logistics Services, LLC.
10.2^
Term Loan Agreement, dated as of November 3, 2026, among Lineage Logistics, LLC, as borrower, Lineage Logistics Holdings, LLC, Lineage OP, LP, Lineage, Inc., Lineage Logistics Services, LLC, the lenders from time to time party thereto and CoBank, ACB, as administrative agent.

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
101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2026 is formatted in iXBRL (“eXtensible Business Reporting Language”): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations and comprehensive income (loss), (iii) condensed consolidated statements of redeemable noncontrolling interests and equity, (iv) condensed consolidated statements of cash flows and (v) the notes to condensed consolidated financial statements.

104	Cover Page Interactive Data File (embedded within the iXBRL document).
† Indicates management contract or compensatory plan.
^ Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K.
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

Lineage, Inc.
(Registrant)

November 9, 2026	/s/ Abigail Fleming
Date	(Signature)
Abigail Fleming
Chief Accounting Officer